Form 10-Q
period 2013-09-30
Benefitfocus,Inc.
filed 2013-11-12
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-36061

Benefitfocus, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2346314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Benefitfocus Way,

Charleston, South Carolina 29492

(Address of principal executive offices and zip code)

(843) 849-7476

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2013, there were approximately 24,463,854 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BENEFITFOCUS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$84,672	$19,703
Accounts receivable, net	21,177	13,372
Prepaid expenses and other current assets	2,495	1,483

Total current assets	108,344	34,558
Property and equipment, net	16,474	14,150
Intangible assets, net	1,333	1,579
Goodwill	1,634	1,634

Total assets	$127,785	$51,921

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,596	$1,726
Accrued expenses	3,219	2,453
Accrued compensation and benefits	15,737	9,661
Deferred revenue, current portion	14,192	11,165
Capital lease obligations, current portion	1,170	1,171
Notes payable, current portion	—	2,420
Contingent consideration related to acquisition, current portion	310	328

Total current liabilities	40,224	28,924

Deferred revenue, net of current portion	58,166	46,355
Revolving line of credit	5,757	—
Capital lease obligations, net of current portion	604	550
Notes payable, net of current portion	—	3,561
Other non-current liabilities	2,593	2,301

Total liabilities	107,344	81,691

Commitments and contingencies
Redeemable convertible preferred stock:
Convertible Series A preferred stock, no par value, no shares authorized, issued and outstanding at September 30, 2013; 14,055,851 shares authorized, issued and outstanding at December 31, 2012	—	105,505
Convertible Series B preferred stock, no par value, no shares authorized, issued and outstanding at September 30, 2013; 2,441,009 shares authorized, issued and outstanding, at December 31, 2012	—	29,973

Total redeemable convertible preferred stock	—	135,478

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, no par value, no shares authorized issued and outstanding at September 30, 2013; 100,000,000 shares authorized, 20,125,063 shares issued and 4,792,347 shares outstanding at December 31, 2012	—	6,109
Common stock, par value $0.001, 50,000,000 shares authorized, 24,441,228 shares issued and outstanding at September 30, 2013; no shares authorized, issued and outstanding at December 31, 2012	24	—
Additional paid-in capital	213,756	—
Accumulated deficit	(193,339)	(171,357)

Total stockholders’ equity (deficit)	20,441	(165,248)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$127,785	$51,921

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$26,317	$20,833	$74,496	$59,531
Cost of revenue	16,379	10,899	43,549	33,130

Gross profit	9,938	9,934	30,947	26,401
Operating expenses:
Sales and marketing	7,426	6,727	27,331	21,791
Research and development	6,633	3,706	17,138	11,416
General and administrative	2,645	1,811	8,253	5,564
Change in fair value of contingent consideration	—	(1)	(43)	169

Total operating expenses	16,704	12,243	52,679	38,940

Loss from operations	(6,766)	(2,309)	(21,732)	(12,539)
Other income (expense):
Interest income	8	9	31	41
Interest expense	(113)	(37)	(271)	(139)
Other expense	9	(28)	(29)	(57)

Total other expense, net	(96)	(56)	(269)	(155)

Loss before income taxes	(6,862)	(2,365)	(22,001)	(12,694)
Income tax (benefit) expense	(59)	10	(19)	49

Net loss	$(6,803)	$(2,375)	$(21,982)	$(12,743)

Comprehensive loss	$(6,803)	$(2,375)	$(21,982)	$(12,743)

Net loss per common share:
Basic and diluted	$(1.08)	$(0.49)	$(4.14)	$(2.64)

Weighted-average common shares outstanding:
Basic and diluted	6,320,731	4,836,179	5,315,008	4,824,182

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock, No Par Value		Common Stock, $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	4,792,347	$6,109	—	$—	$—	$(171,357)	$(165,248)
Exercise of stock options	71,694	168	75,327	—	404	—	572
Issuance of common stock	5,000	68	—	—	—	—	68
Effects of corporate restructuring	(4,869,041)	(7,328)	4,869,041	5	7,323	—	—
Initial public offering, net of issuance costs	—	—	3,000,000	3	70,061	—	70,064
Conversion of redeemable convertible preferred stock	—	—	16,496,860	16	135,461	—	135,477
Stock-based compensation expense	—	537	—	—	284	—	821
Accretion of customer warrant	—	446	—	—	223	—	669
Net loss	—	—	—	—	—	(21,982)	(21,982)

Balance, September 30, 2013	—	$—	24,441,228	$24	$213,756	$(193,339)	$20,441

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(21,982)	$(12,743)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,727	6,567
Stock-based compensation expense	821	464
Change in fair value and accretion of warrant	669	320
Change in fair value of contingent consideration	(18)	225
Provision for doubtful accounts	55	80
Loss on disposal of property and equipment	20	9
Changes in operating assets and liabilities:
Accounts receivable, net	(7,860)	(2,437)
Prepaid expenses and other current assets	(1,012)	228
Accounts payable	3,870	405
Accrued expenses	766	456
Accrued compensation and benefits	6,076	3,659
Contingent consideration related to acquisition	—	(320)
Deferred revenue	14,838	9,165
Other non-current liabilities	293	319

Net cash and cash equivalents provided by operating activities	2,263	6,397

Cash flows from investing activities
Purchases of property and equipment	(6,695)	(5,154)
Proceeds from sale of property and equipment	9	—

Net cash and cash equivalents used in investing activities	(6,686)	(5,154)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	70,064	—
Draws on revolving line of credit	10,757	—
Payments on revolving line of credit	(5,000)	—
Proceeds from notes payable borrowing	1,465	—
Repayment of notes payable	(7,447)	(835)
Proceeds from exercises of stock options	572	84
Proceeds from issuance of common stock (excluding IPO)	68	—
Repurchases of common stock	—	(593)
Payments of contingent consideration	—	(1,700)
Payments on capital lease obligations	(1,087)	(1,071)

Net cash and cash equivalents provided by (used in) financing activities	69,392	(4,115)

Net increase (decrease) in cash and cash equivalents	64,969	(2,872)
Cash and cash equivalents, beginning of period	19,703	15,856

Cash and cash equivalents, end of period	$84,672	$12,984

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired with direct financing or leases	$1,138	$—

Supplemental disclosures of cash flow information
Income taxes paid	$168	$40

Interest paid	$248	$149

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

1. Organization and Description of Business

Benefitfocus, Inc. (the “Company”) is a leading provider of cloud-based benefits software solutions for consumers, employers, insurance carriers and brokers delivered under a software-as-a-service (SaaS) model. The financial statements of the Company include the financial position and operations of its wholly owned subsidiaries, Benefitfocus.com, Inc., Benefit Informatics, Inc. and BenefitStore, Inc.

Corporate restructuring

The Company, a Delaware corporation, was originally a wholly owned subsidiary of Benefitfocus.com, Inc., the South Carolina corporation that conducts the business of the Company. On March 13, 2013, the Board of Directors of each of Benefitfocus, Inc. and Benefitfocus.com, Inc. approved a corporate restructuring to be effected prior to the completion of the Company’s initial public offering (“IPO”) of shares of its common stock. On September 13, 2013, the Company restructured its organization by merging Benefitfocus.com, Inc. with a newly formed South Carolina corporation, which was a wholly owned subsidiary of the Company. As a result of the corporate restructuring, Benefitfocus.com, Inc. became a wholly owned operating subsidiary of the Company. Additionally, the common and preferred stockholders of Benefitfocus.com, Inc. became common and preferred stockholders, respectively, of Benefitfocus, Inc. and warrants that were exercisable for common shares of Benefitfocus.com, Inc. became exercisable for common shares of Benefitfocus, Inc. Similarly, holders of options to purchase common shares of Benefitfocus.com, Inc. became holders of options to purchase shares of common stock of Benefitfocus, Inc.

Initial Public Offering

In September 2013, the Company completed its IPO in which it issued and sold 3,000,000 shares of common stock and existing shareholders sold 2,675,250 shares of common stock at a public offering price of $26.50 per share. The Company did not receive any proceeds from the sale of common stock by the existing shareholders. The Company received net proceeds of $70,064 after deducting underwriting discounts and commissions of $5,565 and other offering expenses of $3,871. Upon the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into 16,496,860 shares of its $0.001 par value common stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on September 18, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition and the customer relationship period, allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, warrants, the useful lives of assets, capitalizable software development costs and the related amortization, contingent consideration, stock-based compensation, annual bonus attainment, acquired intangibles, and goodwill. Determination of these transactions and account balances are based on the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ from these estimates.

Revenue and Deferred Revenue

The Company derives the majority of its revenue from software services fees, which consist primarily of monthly subscription fees paid by customers for access to and usage of the Company’s cloud-based benefits software solutions for a specified contract term. The Company also derives revenue from professional services which primarily include fees related to the integration of customers’ systems with the Company’s platform, which typically includes discovery, configuration, deployment, testing, and training.

The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided, the fees to be paid by the customer are fixed and determinable and collectability is reasonably assured. The Company considers delivery of its cloud-based software services has commenced once it has granted the customer access to its platform.

The Company’s arrangements generally contain multiple elements comprised of software services and professional services. The Company evaluates each element in an arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. The Company’s professional services are not sold separately from the software services and there is no alternative use for them. As such, the Company has determined that the professional services do not have standalone value. Accordingly, software services and professional services are combined and recognized as a single unit of accounting.

The Company generally recognizes software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, once the criteria for revenue recognition described above have been satisfied. The Company defers recognition of revenue for professional services fees paid by customers in connection with its software services, and begins recognizing such revenue once the services are performed and the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship. Costs incurred by the Company in connection with providing such professional services are charged to expense as incurred and are included in “Cost of revenue.”

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Cost of Revenue

Cost of revenue primarily consists of employee compensation, professional services, data center co-location costs, networking expenses, depreciation expenses for computer equipment directly associated with generating revenue, amortization expenses for capitalized software development costs, and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent, additional depreciation and amortization expense, and employee benefit costs, to cost of revenue based on headcount.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The bank deposits of the Company might, at times, exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts.

Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, Aetna, represented 16.2% and 18.2% of the total accounts receivable at September 30, 2013 and December 31, 2012, respectively.

Revenue from the Company’s largest customer, Aetna, represented 10.4% of total revenue for the three months ended September 30, 2013 and 10.4% and 10.8% of total revenue for the three and nine-month periods ended September 30, 2012, respectively. Additionally, revenue from two affiliated customers, BlueCross BlueShield of South Carolina and BlueChoice HealthPlan, represented 10.5% and 10.2% of total revenue for three- and nine-month periods ended September 30, 2012, respectively. Revenue from these customers is reported in the Company’s Carrier segment. No customer represented more than 10% of total revenue for the nine months ended September 30, 2013.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the unaudited consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $131 and $130 as of September 30, 2013 and December 31, 2012, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $659 and $770 as of September 30, 2013 and December 31, 2012, respectively.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Capitalized Software Development Costs

The Company capitalizes certain costs related to its software developed or obtained for internal use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life. The Company evaluates the useful lives of these assets on at least an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

In the three months ended September 30, 2013 and 2012, the Company capitalized software development costs of $971 and $858, and amortized capitalized software development costs of $662 and $554, respectively. In the nine months ended September 30, 2013 and 2012, the Company capitalized software development costs of $2,350 and $2,497, and amortized capitalized software development costs of $1,904 and $2,664, respectively. The net book value of capitalized software development costs was $4,415 and $3,969 at September 30, 2013 and December 31, 2012, respectively. Capitalized software amortization for the nine months ended September 30, 2012, included an impairment of $1,051. The impairment relates to certain software developed for internal use that the Company determined was no longer probable to produce cash flows for the remainder of the respective useful lives.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented, as the Company has no components of other comprehensive income (loss).

Stock-Based Employee Compensation

Stock-based employee compensation is measured based on the grant-date fair value of the awards and recognized in the unaudited consolidated statements of operations and comprehensive loss over the period during which the optionholder is required to perform services in exchange for the award, which is the vesting period, using the straight-line method. The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of subjective assumptions, including the fair value of the Company’s common stock, the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of stock-based compensation expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The Company’s adoption of this statement, effective January 1, 2013, did not have any impact on the Company’s consolidated financial statements.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The Company prospectively adopted ASU 2013-02 effective January 1, 2013. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	As of September 30,
Anti-Dilutive Common Share Equivalents	2013	2012
Redeemable convertible preferred stock:
Series A	—	14,055,851
Series B	—	2,441,009
Stock options	3,117,177	2,781,728
Warrants to purchase common stock	500,000	500,000

Total anti-dilutive common share equivalents	3,617,177	19,778,588

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(6,803)	$(2,375)	$(21,982)	$(12,743)

Net loss attributable to common stockholders	$(6,803)	$(2,375)	$(21,982)	$(12,743)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,320,731	4,836,179	5,315,008	4,824,182

Net loss per common share, basic and diluted	$(1.08)	$(0.49)	$(4.14)	$(2.64)

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

4. Fair Value Measurement

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities, and accrued compensation and benefits, approximate fair value due to their short-term nature. The carrying value of the Company’s financing obligations approximates fair value, considering the borrowing rates currently available to the Company for financing obligations with similar terms and credit risks.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

Level 1.	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2.	Other inputs that are directly or indirectly observable in the marketplace.

Level 3.	Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of September 30, 2013 and December 31, 2012.

	September 30, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$83,521	$—	$—	$83,521

Total assets	$83,521	$—	$—	$83,521

Liabilities:
Contingent consideration (2)	$—	$—	$310	$310

Total liabilities	$—	$—	$310	$310

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$18,282	$—	$—	$18,282

Total assets	$18,282	$—	$—	$18,282

Liabilities:
Contingent consideration (2)	$—	$—	$328	$328

Total liabilities	$—	$—	$328	$328

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(1)	Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

(2)	Contingent consideration related to acquisitions is classified within Level 3 because the liabilities are valued using significant unobservable inputs. The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow method. On the unaudited consolidated statements of operations and comprehensive loss, change in fair value related to changes in estimated contingent consideration to be paid is included in “Change in fair value of contingent consideration”, and accretion of the discount on contingent consideration is included in “Other expense.”

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the nine months ended September 30:

	2013	2012
Balance of contingent consideration at January 1	$328	$2,538
Change in fair value	(43)	169
Accretion of discount	25	57
Payment	—	(2,020)

Balance of contingent consideration at September 30	$310	$744

5. Notes Payable

At December 31, 2012 the Company had a $6,000 master credit facility under which two senior secured promissory notes totaling $4,535 were outstanding. In March 2013 and June 2013, the Company borrowed an additional $874 and $591, respectively, under two additional senior secured promissory notes bearing interest at fixed annual rates ranging from 3.6% to 3.7% and repayable in equal monthly installments of principal and interest through dates ranging from December 2015 to July 2016.

On August 27, 2013, the Company entered into a loan and security agreement with Silicon Valley Bank for a revolving line of credit of up to $35,000 for working capital, to fund general business requirements, and to repay the indebtedness under the master credit facility and other senior secured promissory notes. The revolving line of credit limit is eligible to be increased from the initial limit of $15,000 to $35,000, as a result of closing of the Company’s IPO on September 23, 2013. Borrowing capacity under the line of credit is subject to a borrowing base limit described below. Therefore, credit available under the line of credit may be less than the specified limit.

Amounts borrowed under the line of credit are payable on August 27, 2016. Amounts available under the line of credit are subject to a borrowing base limit which is a function of the Company’s monthly recurring revenue as adjusted to reflect lost customer revenue during the previous quarter. Advances can be designated as LIBOR advances or prime rate advances. LIBOR advances bear interest at 2.75% plus the greater of 0.50% or current LIBOR for the applicable period, generally 30 days, adjusted for certain regulatory reserve requirements. The LIBOR rate is adjusted approximately monthly. Prime Rate advances bear interest at the prime rate as published in the Wall Street Journal.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The Company made customary affirmative and negative covenants in connection with the loan and security agreement, including financial covenants related to liquidity and revenue growth. In the event of a default, Silicon Valley Bank may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of the Company’s tangible and intangible assets, including any proceeds of intellectual property (but not the underlying intellectual property itself), and the Company has agreed not to encumber any of its intellectual property without Silicon Valley Bank’s prior written consent. As of September 30, 2013, the Company was in compliance with the covenants.

On August 30, 2013, the Company borrowed $5,757 under this line of credit, which it used to repay all of the amounts outstanding under its master credit facility and two senior promissory notes with its previous lender. In September 2013, the Company borrowed and repaid an additional $5,000 under this line of credit. As of September 30, 2013, the amount available to borrow under this line of credit was $9,243.

6. Commitments and Contingencies

Capital Lease Commitments

The Company has entered into various capital lease arrangements to obtain property and equipment for operations. These agreements range from 3 to 5 years with interest rates ranging from 3.6% to 14.9%. The leases are secured by the underlying leased property and equipment.

In March 2013, the Company entered into a lease with a term of 3 years to finance data processing equipment and software. The total payments under the lease are $1,117. The lease provides for a bargain purchase option at the end of its term. The Company accounts for this arrangement as capital lease.

Operating Lease Commitments

The Company leases its primary office space in South Carolina under the terms of two non-cancelable operating leases. The leases have 15-year terms which started in 2006 and 2009. In February 2013, the Company entered into an amendment to the 2009 office lease agreement to rent additional space starting in January 2014.

In August 2013, the Company entered into an amendment to a 2012 office lease agreement for its facility in Tulsa, Oklahoma. Under the terms of the amendment, the Company has committed to extend its lease term to April 2015.

For operating leases that contain free rent periods or escalating rent payment provisions, rent expense is recognized over the term of the lease on a straight-line basis. The liability related to the straight-line rent expense is recorded in “Other non-current liabilities.”

7. Stock-Based Compensation

The Company maintains a 2000 Stock Option Plan (the “2000 Plan”) and a 2012 Stock Plan (the “2012 Plan”), pursuant to which the Company has reserved 6,289,232 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, nonqualified stock options and other equity grants such as restricted stock units. No new

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

awards will be issued under the 2000 Plan as of the effective date of the 2012 Plan. Outstanding awards under the 2000 Plan continue to be subject to the terms and conditions of the 2000 Plan. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date, were added to the reserves of the 2012 Plan.

The terms of the stock option grants, including the exercise price per share and vesting periods, were historically determined by the Chairman of the Board who was delegated the authority by the Company’s Board of Directors. The plans are now administered by the Compensation Committee of the Board. Stock options are granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant. As of September 30, 2013, the Company had 3,427,514 shares allocated to the 2012 Plan, but not yet issued or subject to outstanding options. Generally, the Company issues previously unissued shares for the exercise of stock options; however, previously acquired shares may be reissued to satisfy future issuances. The options typically vest quarterly over a four-year period. The options expire 10 years from the grant date. Compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of revenue	$57	$42	$188	$126
Sales and marketing	29	15	93	45
Research and development	56	28	189	85
General and administrative	142	68	351	208

	$284	$153	$821	$464

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The Company has a limited history of trading as a public company, therefore expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company’s history of not paying dividends.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the nine months ended September 30:

	2013	2012
Risk-free interest rate	1.0% - 1.7%	0.9% - 1.2%
Expected term (years)	6.08	6.08
Expected volatility	52%	55%
Dividend yield	0%	0%
Weighted-average grant-date fair value per share	$7.71	$3.31

The following is a summary of the option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	3,121,064	$6.15
Granted	172,000	13.53
Exercised	(147,021)	3.87
Forfeited	(27,042)	5.73
Expired	(1,824)	1.52

Outstanding balance at September 30, 2013	3,117,177	$6.67	5.21	$130,256

Exercisable at September 30, 2013	2,373,254	$5.61	4.11	$101,706

Vested and expected to vest at September 30, 2013	3,057,582	$6.62	5.15	$127,924

The total compensation cost related to nonvested awards not yet recognized as of September 30, 2013 was $3,685 and will be recognized over a weighted average period of approximately 3.1 years. The aggregate intrinsic value of employee options exercised during the nine months ended September 30, 2013 and 2012 was $4,014 and $154, respectively.

8. Warrants

During 2009, in connection with a new five-year contract executed with a major customer, the Company issued a warrant to the customer for the right to purchase 500,000 shares of common stock at $5.48 per share. The warrant was issued from the stock option pool of shares approved by the Board of Directors. Under the terms of the warrant, the warrant expires in 10 years. The customer was originally entitled to exercise the warrant in its entirety in 9.5 years, with earlier exercise rights for all or part of the warrant under certain conditions. The original terms of the warrant also provided that, in the event

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

the customer cancelled the contract prior to the end of the five-year term, one half of the warrant would be forfeited. In March 2013, the Company accelerated the vesting of the warrant, making it fully exercisable. As a result of the modification, quarterly remeasurement of the warrant is no longer required. The reduction to revenue related to the warrant during the three months ended September 30, 2013 and 2012 was $223 and $126, respectively. For the nine months ended September 30, 2013 and 2012 the reduction to revenue related to the warrant was $669 and $320, respectively.

9. Income Taxes

The Company’s effective federal tax rate for the three and nine months ended September 30, 2013 was less than one percent primarily as a result of estimated tax losses for the fiscal year offset by the change in the valuation allowance on the net operating loss carryforwards. Current tax expense relates primarily to state income taxes. The tax benefit for the three and nine months ended September 30, 2013 is primarily due to the true-up of state income tax expense based on the tax return filings for the year ended December 31, 2012 which were filed during September 2013.

10. Segments and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about operating segments, for purposes of allocating resources and evaluating financial performance.

The Company’s reportable segments are based on the type of customer. The Company determined its operating segments to be: Employer, which derives substantially all of its revenue from customers that use the Company’s services for the provision of benefits to their employees, and administrators acting on behalf of employers; and Carrier, which derives substantially all of its revenue from insurance companies that provide coverage at their own risk.

The Company evaluates the performance of its operating segments based on operating income. The Company does not allocate interest income, interest expense or income tax expense by segment. Accordingly, the Company does not report such information. Additionally, Employer and Carrier segments share the majority of the Company’s assets. Therefore, no segment asset information is evaluated or reported.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue from external customers by segment:
Employer	$9,823	$5,911	$27,417	$16,372
Carrier	16,494	14,922	47,079	43,159

Total net revenue from external customers	$26,317	$20,833	$74,496	$59,531
Depreciation and amortization by segment:
Employer	$683	$574	$2,045	$1,978
Carrier	1,292	1,239	3,682	4,589

Total depreciation and amortization	$1,975	$1,813	$5,727	$6,567
Income (loss) from operations by segment:
Employer	$(7,100)	$(4,648)	$(19,543)	$(16,440)
Carrier	334	2,339	(2,189)	3,901

Total loss from operations	$(6,766)	$(2,309)	$(21,732)	$(12,539)

Substantially all assets were held and all revenue was generated in the United States during the nine months ended September 30, 2013 and 2012.

11. Related Parties

Related Party Operating Leases

The Company leases its primary office space under the terms of two non-cancelable operating leases from an entity owned and controlled by two of the Company’s directors, significant stockholders and executives. The leases have 15-year terms which started in 2006 and 2009. The Company has an option to renew the leases for five additional years. The leases provide for 3.0% fixed annual rent increases. Expenses related to these agreements, consisting of rent on a straight-line basis and related facilities expenses, were $1,012 and $996 for the three months ended September 30, 2013 and 2012, respectively and $3,038 and $2,559 for the nine months ended September 30, 2013 and 2012, respectively. Amounts due to the related party were $210 and $234 of September 30, 2013 and December 31, 2012, respectively. Amounts due to the related party were recorded “Accrued expenses” as of September 30, 2013 and “Accounts payable” as of December 31, 2012.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by one of the Company’s directors, significant stockholders and executives. Expenses related to this company were $87 and $18 for the three months ended September 30, 2013 and 2012, respectively, and $242 and $106 for the nine months ended September 30, 2013 and 2012, respectively. Amounts due to this company party were $64 as of September 30, 2013 and were recorded in “Accrued expenses.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain and hire necessary associates and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this report, the terms “Benefitfocus, Inc.,” “Benefitfocus,” “Company,” “company,” “we,” “us,” and “our” mean Benefitfocus, Inc. and its subsidiaries unless the context indicates otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 18, 2013. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

Overview

We are a leading provider of cloud-based benefits software solutions for consumers, employers, insurance carriers, and brokers. The Benefitfocus platform provides an integrated suite of solutions that enables our employer and insurance carrier customers to more efficiently shop, enroll, manage, and exchange benefits information. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and voluntary benefits plans, such as critical illness, supplemental income, and wellness programs. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus platform has grown.

We serve two separate but related market segments. Our fastest growing market segment, the employer market, consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are approximately 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. Our business model capitalizes on the close relationship between carriers and their members, and the carriers’ ability to serve as lead generators for potential employer customers. Carriers pay for services at a rate reflective of the aggregated nature of their customer base on a per application basis. Carriers can then deploy their applications to employer groups and members. As employers become direct customers through our employer segment, we provide them our platform offering that bundles many software applications into a comprehensive benefits solution through HR InTouch. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem.

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 93% and 91% of our total revenue during the three months ended September 30, 2013 and 2012, respectively, and for approximately 93% of our total revenue during the nine months ended September 30, 2013 and 2012.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 7% and 9% of our total revenue during the three months ended September 30, 2013 and 2012, respectively, and for approximately 7% of our total revenue during the nine months ended September 30, 2013 and 2012.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 379 as of September 30, 2013, a 35.6% compound annual growth rate, or CAGR. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past two years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last three years, and expect our operating losses to continue at least through the end of 2013. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and project our future performance. These metrics help us develop and refine our growth strategies and make strategic decisions. We discuss revenue, gross margin, and the components of operating loss, as well as segment revenue and components of segment loss from operations, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results”. In addition, we utilize other key metrics as described below.

Number of Large Employer and Carrier Customers

We believe the number of large employer and carrier customers is a key indicator of our market penetration, growth, and future revenue. We have aggressively invested in and intend to continue to invest in our direct sales force to grow our customer base. We generally define a customer as an entity with an active software services contract as of the measurement date. The following table sets forth the number of large employer and carrier customers for the periods indicated:

	As of September 30,
	2013	2012
Number of customers:
Large employer	379	269
Carrier	37	33

Software Services Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our software services revenue retention rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period. We then calculate our software services revenue retention rate by taking the amount of software services revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software services revenue we recognized for the group in the prior period.

For the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012, our software services revenue retention rate exceeded 95%.

Adjusted Gross Profit and Adjusted EBITDA

Adjusted gross profit represents our gross profit before depreciation and amortization, as well as stock-based compensation expense. Adjusted EBITDA represents our earnings before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets. We believe that the exclusion of the expenses eliminated in calculating adjusted gross profit and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted gross profit and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results. However, adjusted gross profit and adjusted EBITDA are not measures calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as alternatives to any measures of financial performance calculated and presented in accordance with GAAP.

Our use of adjusted gross profit and adjusted EBITDA as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized might have to be replaced in the future, and adjusted gross profit and adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted gross profit and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted gross profit and adjusted EBITDA do not reflect the potentially dilutive impact of stock-based compensation;

•	adjusted gross profit and adjusted EBITDA do not reflect interest or tax payments that could reduce the cash available to us; and

•	other companies, including companies in our industry, might calculate adjusted gross profit and adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider adjusted gross profit and adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net income (loss) and our other GAAP financial results. The following table presents for each of the periods indicated a reconciliation of adjusted gross profit and adjusted EBITDA to the most directly comparable GAAP financial measures, which for adjusted gross profit is gross profit, and for adjusted EBITDA is net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation from Gross Profit to Adjusted Gross Profit:
Gross profit	$9,938	$9,934	$30,947	$26,401
Depreciation and amortization	1,720	1,619	5,000	5,862
Stock-based compensation expense	57	42	188	126

Adjusted gross profit	$11,715	$11,595	$36,135	$32,389

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(6,803)	$(2,375)	$(21,982)	$(12,743)
Depreciation and amortization	1,975	1,813	5,727	6,567
Interest income	(8)	(9)	(31)	(41)
Interest expense	113	37	271	139
Income tax expense	(59)	10	(19)	49
Stock-based compensation expense	284	153	821	464

Total net adjustments	$2,305	$2,004	$6,769	$7,178

Adjusted EBITDA	$(4,498)	$(371)	$(15,213)	$(5,565)

Components of Operating Results

Revenue

We derive the majority of our revenue from software services fees, which consist primarily of monthly subscription fees paid to us by our employer and carrier customers for access to, and usage of, our cloud-based benefits software solutions for a specified contract term. We also derive revenue from professional services fees, which primarily include fees related to the implementation of our customers onto our platform. Our professional services typically include discovery, configuration and deployment, integration, testing, and training.

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Software services	$24,523	$19,059	$69,448	$55,101
Professional services	1,794	1,774	5,048	4,430

Total revenue	$26,317	$20,833	$74,496	$59,531

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers in connection with implementation of our software services, or implementation fees, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship. We periodically evaluate the term over which revenue is recognized for most professional services as we gain more experience with customer contract renewals.

We generally invoice our employer and carrier customers for software services in advance, in monthly installments. We invoice our employer customers for implementation fees at the inception of the arrangement. We generally invoice our carrier customers for implementation fees at various contractually defined times throughout the implementation process. Implementation fees that have been invoiced are initially recorded as deferred revenue until recognized as described above.

Overhead Allocation

Expenses associated with our facilities, IT costs, and depreciation and amortization, are allocated between cost of revenue and operating expenses based on employee headcount determined by the nature of work performed.

Cost of Revenue

Cost of revenue primarily consists of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation, for employees, whom we refer to as associates, providing services to our customers and supporting our SaaS platform infrastructure. Additional expenses in cost of revenue include co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, professional fees, amortization expenses associated with capitalized software development costs, allocated overhead, and other direct costs.

Our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our monthly subscription services due to the labor associated with providing implementation services.

We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars. However, we expect cost of revenue as a percentage of revenue to decline and gross margins to increase primarily from the growth of the percentage of our revenue from large employers and the realization of economies of scale driven by retention of our customer base.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire new associates in these areas in order to support our anticipated revenue growth. As a result, we expect our operating expenses to increase in both aggregate dollars and as a percentage of revenue in the near term, but to decrease over the longer term as we achieve economies of scale.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we hold annually in the second quarter. We expect our sales and marketing expense to increase in both absolute dollars and as a percentage of revenue in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

Research and development expense. Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for our research and development associates. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel, and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect our research and development expense to increase in absolute dollars and as a percentage of revenue for the near term, but decrease as a percentage of revenue over the longer term as we achieve economies of scale.

General and administrative expense. General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in absolute terms as a result of costs stemming from being a public company, including costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, increased professional services expenses, and costs associated with an enhanced investor relations function.

Other Income and Expense

Other income and expense consists primarily of interest income and expense, accretion of contingent consideration, and gain (loss) on disposal of fixed assets. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding borrowings under our existing notes and credit facilities.

Income Tax Expense (Benefit)

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense or benefit for the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012. Net operating loss carryforwards for federal income tax purposes were $21.2 million at December 31, 2012. State net operating loss carryforwards were approximately $13.4 million at December 31, 2012. Federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2032, if not utilized. State net operating losses will expire at various dates beginning in 2014 through 2032, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$26,317	$20,833	$74,496	$59,531
Cost of revenue (1)	16,379	10,899	43,549	33,130

Gross profit	9,938	9,934	30,947	26,401
Operating expenses:
Sales and marketing (1)	7,426	6,727	27,331	21,791
Research and development (1)	6,633	3,706	17,138	11,416
General and administrative (1)	2,645	1,811	8,253	5,564
Change in fair value of contingent consideration	—	(1)	(43)	169

Total operating expenses	16,704	12,243	52,679	38,940
Loss from operations	(6,766)	(2,309)	(21,732)	(12,539)
Other income (expense):
Interest income	8	9	31	41
Interest expense	(113)	(37)	(271)	(139)
Other expense	9	(28)	(29)	(57)

Total other expense, net	(96)	(56)	(269)	(155)
Loss before income taxes	(6,862)	(2,365)	(22,001)	(12,694)
Income tax expense (benefit)	(59)	10	(19)	49

Net loss	$(6,803)	$(2,375)	$(21,982)	$(12,743)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	57	42	188	126
Sales and marketing	29	15	93	45
Research and development	56	28	189	85
General and administrative	142	68	351	208

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	62.2	52.3	58.5	55.7

Gross profit	37.8	47.7	41.5	44.3
Operating expenses:
Sales and marketing	28.2	32.3	36.7	36.6
Research and development	25.2	17.8	23.0	19.2
General and administrative	10.1	8.7	11.1	9.3
Change in fair value of contingent consideration	—	0.0	(0.1)	0.3

Total operating expenses	63.5	58.8	70.7	65.4

Loss from operations	(25.7)	(11.1)	(29.2)	(21.1)
Other income (expense):
Interest income	0.0	0.0	0.0	0.1
Interest expense	(0.4)	(0.2)	(0.4)	(0.2)
Other expense	0.0	(0.1)	(0.0)	(0.1)

Total other expense, net	(0.4)	(0.3)	(0.4)	(0.2)

Loss before income taxes	(26.1)	(11.4)	(29.6)	(21.3)
Income tax expense	(0.2)	0.0	0.0	0.1

Net loss	(25.9)%	(11.4)%	(29.6)%	(21.4)%

Our Segments

The following table sets forth segment results for revenue, gross profit, and loss from operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Employer	$9,823	$5,911	$27,417	$16,372
Carrier	16,494	14,922	47,079	43,159

Total revenue	$26,317	$20,833	$74,496	$59,531

Gross profit:
Employer	$2,322	$2,285	$9,269	$6,190
Carrier	7,616	7,649	21,678	20,211

Total gross profit	$9,938	$9,934	$30,947	$26,401

Income (loss) from operations:
Employer	$(7,100)	$(4,648)	$(19,543)	$(16,440)
Carrier	334	2,339	(2,189)	3,901

Total loss from operations	$(6,766)	$(2,309)	$(21,732)	$(12,539)

Comparison of Three Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,
	2013		2012
		Percentage of	Amount	Percentage of	Period-to-Period Change
	Amount	Revenue		Revenue	Amount	Percentage
	(dollars in thousands)
Software services	$24,523	93.2%	$19,059	91.5%	$5,464	28.7%
Professional services	1,794	6.8	1,774	8.5	20	1.1%

Total revenue	$26,317	100.0%	$20,833	100.0%	$5,484	26.3%

Revenue increased by $5.5 million, or 26.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Our software services revenue increased $5.5 million, or 28.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Growth in software services revenue was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 416 as of September 30, 2013 from 302 as of September 30, 2012. Our professional services revenue did not substantially change between the three months ended September 30, 2012 and the three months ended September 30, 2013, because revenue recognized upon cancellation of implementation projects in the three months ended September 30, 2012 of $0.3 million was offset by revenue recognized in the three months ended September 30, 2013 from newly completed implementations.

Segment Revenue

	Three Months Ended September 30,
	2013		2012
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Employer	$9,823	37.3%	$5,911	28.4%	$3,912	66.2%
Carrier	16,494	62.7	14,922	71.6	1,572	10.5%

Total revenue	$26,317	100.0%	$20,833	100.0%	$5,484	26.3%

Our employer revenue increased by $3.9 million, or 66.2%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This growth was primarily attributable to a $3.8 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of September 30, 2013 as compared to September 30, 2012. Our carrier revenue increased $1.6 million, or 10.5%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This growth was primarily attributable to an increase of $1.7 million in our carrier software services revenue, driven primarily by an increase in the number of carrier customers using our platform as well as an increase in the number of products being utilized by our carrier customers during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Cost of Revenue

	Three Months Ended September 30,
	2013		2012
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$16,379	62.2%	$10,899	52.3%	$5,480	50.3%

Cost of revenue increased by $5.5 million, or 50.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. As a percentage of revenue, cost of revenue increased to 62.2% for the three months ended September 30, 2013 from 52.3% for the three months ended September 30, 2012. The increase in cost of revenue in absolute terms was in part attributable to a $3.4 million increase in salaries and personnel-related costs, of which $2.1 million was associated with additional customer service headcount to support a growing number of customers, $1.0 million was associated with additional engineering headcount to perform customer implementations, and $0.2 million was due to increased information technology, or IT, headcount, leading to increased IT overhead costs allocated to cost of revenue. In addition, we experienced a $1.3 million increase in professional fees for assistance with enrollment at a large customer and with customer implementations and $0.2 million increase in travel expenses to client sites. Also, we experienced a $0.3 million increase in infrastructure maintenance costs to support our platform. Additional hiring led to a $0.1 million increase in recruiting costs.

Gross Profit

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Software services	$15,450	63.0%	$12,316	64.6%	$3,134	25.4%
Professional services	(5,512)	(307.2)	(2,382)	(134.3)%	(3,130)	(131.4)%

Gross profit	$9,938	37.8%	$9,934	47.7%	$4	0.0%

Software services gross profit increased by $3.1 million, or 25.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in software services gross profit was driven by a $5.5 million, or 28.7%, increase in software services revenue, partially offset by a $2.3 million, or 34.6%, increase in software services cost of revenue. Software services cost of revenue included $19,000 and $20,000 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively; and $1.6 million and $1.5 million of depreciation and amortization for the three months ended September 30, 2013 and 2012, respectively.

Professional services gross loss increased by $3.1 million, or 131.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in professional services gross loss was driven by a $3.2 million, or 75.8%, increase in professional services cost of revenue. Professional services cost of revenue included $38,000 and $22,000 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively. In addition, professional services cost of revenue included $0.1 million in depreciation and amortization for the three months ended September 30, 2013 and 2012. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Employer	$2,322	23.6%	$2,285	38.7%	$37	1.6%
Carrier	7,616	46.2	7,649	51.3	(33)	(0.4)%

Gross profit	$9,938	37.8%	$9,934	47.7%	$4	0.0%

Employer gross profit did not substantially change between the three months ended September 30, 2012 and the three months ended September 30, 2013, because the $3.9 million, or 66.2%, increase in employer revenue was offset by a $3.9 million, or 106.9%, increase in employer cost of revenue. The increase in cost of revenue in absolute terms is primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $0.6 million and $0.5 million of depreciation and amortization for the three months ended September 30, 2013 and 2012, respectively. In addition, our employer gross profit included $27,000 and $13,000 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively.

Carrier gross profit did not substantially change between the three months ended September 30, 2012 and the three months ended September 30, 2013, because the $1.6 million, or 10.5%, increase in carrier revenue was offset by a $1.6 million, or 22.1%, increase in carrier cost of revenue. The increase in cost of revenue in absolute terms is primarily attributable to new individual carrier customer and product implementations. Our carrier gross profit included $1.2 million and $1.1 million in depreciation and amortization for the three months ended September 30, 2013 and 2012, respectively. In addition, our carrier gross profit included $30,000 and $29,000 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively.

Sales and Marketing

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$7,426	28.2%	$6,727	32.3%	$699	10.4%

Sales and marketing expense increased by $0.7 million, or 10.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in sales and marketing expense was primarily attributable to a $0.6 million increase in salaries and personnel-related costs due to sales and marketing associates hired to continue driving revenue growth.

Research and Development

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Research and development	$6,633	25.2%	$3,706	17.8%	$2,927	79.0%

Research and development expense increased by $2.9 million, or 79.0%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in research and development expense was primarily attributable to a $2.0 million increase in salaries and personnel-related costs due to additional research and development headcount and performance-based salary increases. The new hiring resulted in a $0.1 million increase in recruiting costs. Additionally, we experienced a $0.6 million increase in engineering consulting fees for assistance in product development.

General and Administrative

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
General and administrative	$2,645	10.1%	$1,811	8.7%	$834	46.1%

General and administrative expense increased by $0.8 million, or 46.1%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $0.5 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. In addition, we experienced a $0.2 million increase in consulting and professional fees and a $0.1 million increase in travel costs incurred in connection with our IPO and its execution.

Segment Income (Loss) From Operations

	Three Months Ended September 30,
	2013		2012
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Employer	$(7,100)	(72.3)%	$(4,648)	(78.6)%	$(2,452)	(52.8)%
Carrier	334	2.0	2,339	15.7	(2,005)	(85.7)%

Loss from operations	$(6,766)	(25.7)%	$(2,309)	(11.1)%	$(4,457)	(193.0)%

Employer loss from operations increased by $2.5 million, or 52.8%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in employer loss from operations was attributable to an increase in employer operating expenses of $2.5 million. The increase in operating expenses was primarily attributable to a $1.4 million increase in research and development expense and a $0.6 million increase in sales and marketing expense. The increase in sales and marketing expense was attributable to hiring of employer sales associates to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving and expanding our existing products and technology infrastructure to allow further growth in employer customer base.

Carrier income from operations decreased by $2.0 million, or 85.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in carrier income from operations was attributable to an increase in carrier operating expenses of $2.0 million. The increase in operating expenses was primarily attributable to increases of $1.5 million and $0.3 million in research and development and general and administrative expenses, respectively. The increase in research and development expense was primarily driven by a headcount increase attributable to the increased development activity related to the Marketplace product during the three months ended September 30, 2013. The increase in general and administrative expense was primarily attributable to an increase in general and administrative personnel to support our growing business.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenue

	Nine Months Ended September 30,
	2013		2012
		Percentage of		Percentage of	Period-teriod Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Software services	$69,448	93.2%	$55,101	92.6%	$14,347	26.0%
Professional services	5,048	6.8	4,430	7.4	618	14.0%

Total revenue	$74,496	100.0%	$59,531	100.0%	$14,965	25.1%

Revenue increased by $15.0 million, or 25.1%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our software services revenue increased $14.3 million, or 26.0%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, and our professional services revenue increased $0.6 million, or 14.0%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Growth in both software services and professional services revenues was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 416 as of September 30, 2013 from 302 as of September 30, 2012.

Segment Revenue

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Employer	$27,417	36.8%	$16,372	27.5%	$11,045	67.5%
Carrier	47,079	63.2	43,159	72.5	3,920	9.1%

Total revenue	$74,496	100.0%	$59,531	100.0%	$14,965	25.1%

Our employer revenue increased by $11.0 million, or 67.5%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This growth was primarily attributable to a $10.8 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of September 30, 2013 as compared to September 30, 2012. Our carrier revenue increased $3.9 million, or 9.1%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This growth was primarily attributable to an increase of $3.6 million in our carrier software services revenue, driven primarily by an increase in the number of carrier customers using our platform as well as an increase in the number of products being utilized by our carrier customers during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Cost of Revenue

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$43,549	58.5%	$33,130	55.7%	$10,419	31.4%

Cost of revenue increased by $10.4 million, or 31.4%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. As a percentage of revenue, cost of revenue increased to 58.5% for the nine months ended September 30, 2013 from 55.7% for the nine months ended September 30, 2012. The increase in cost of revenue in absolute terms was in part attributable to a $6.8 million increase in salaries and personnel-related costs, primarily consisting of a $4.5 million increase associated with additional customer service headcount to support a growing number of customers and $2.1 million increase associated with additional engineering headcount to perform customer implementations for new employer customers and for our Marketplace product at carrier customers. In addition, we experienced a $2.0 million increase in professional fees to prepare for and assist with an open enrollment period at a large customer and to assist with customer implementations and $0.5 million increase in travel expenses to client sites. Also, we experienced a $0.9 million increase in infrastructure maintenance costs to support our products and platform and a $0.6 million increase in facilities expenses as a result of adding office space. Additional hiring led to a $0.2 million increase in recruiting costs. These increases were partially offset by a decrease of $0.9 million in amortization expense associated with the 2012 impairment charge related to capitalized software development costs.

Gross Profit

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Software services	$44,189	63.6%	$33,425	60.7%	$10,764	32.2%
Professional services	(13,242)	(262.3)	(7,024)	(158.6)%	(6,218)	(88.5)%

Gross profit	$30,947	41.5%	$26,401	44.3%	$4,546	17.2%

Software services gross profit increased by $10.8 million, or 32.2%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in software services gross profit was driven by an $14.3 million, or 26.0%, increase in software services revenue, partially offset by a $3.6 million, or 16.5%, increase in software services cost of revenue. Software services cost of revenue included $65,000 of stock-based compensation expense for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012; and $4.7 million and $5.6 million of depreciation and amortization for the nine months ended September 30, 2013 and 2012, respectively. The decrease in depreciation and amortization expense was primarily due to a charge taken in 2012 related to impairment of capitalized software development costs.

Professional services gross loss increased by $6.2 million, or 88.5%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in professional services gross loss was driven by a $6.8 million, or 59.7%, increase in professional services cost of revenue, partially offset by a $0.6 million, or 14.0%, increase in professional services revenue. Professional services cost of revenue included $123,000 and $61,000 of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. In addition, professional services cost of revenue included $0.3 million in depreciation and amortization for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Employer	$9,269	33.8%	$6,190	37.8%	$3,079	49.7%
Carrier	21,678	46.0	20,211	46.8	1,467	7.3%

Gross profit	$30,947	41.5%	$26,401	44.3%	$4,546	17.2%

Employer gross profit increased by $3.1 million, or 49.7%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in employer gross profit was driven by a $11.0 million, or 67.5%, increase in employer revenue, partially offset by a $8.0 million, or 78.2%, increase in employer cost of revenue. The increase in cost of revenue in absolute terms is primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new individual employer customer implementations. Our employer gross profit included $1.7 million of depreciation and amortization for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012. In addition, our employer gross profit included $76,000 and $37,000 of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively.

Carrier gross profit increased by $1.5 million, or 7.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in carrier gross profit was driven by a $3.9 million, or 9.1%, increase in carrier revenue, partially offset by a $2.5 million, or 10.7%, increase in carrier cost of revenue. The increase in cost of revenue in absolute terms is primarily attributable to new individual carrier customer and product implementations, including of our Marketplace product. Our carrier gross profit included $3.3 million and $4.2 million in depreciation and amortization for the nine months ended September 30, 2013 and 2012, respectively. In addition, our carrier gross profit included $112,000 and $89,000 of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively.

Sales and Marketing

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Sales and marketing	$27,331	36.7%	$21,791	36.6%	$5,540	25.4%

Sales and marketing expense increased by $5.5 million, or 25.4%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in sales and marketing expense was primarily attributable to a $4.5 million increase in commissions and sales bonus expenses due to increased sales during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We also hired sales and marketing personnel to continue driving revenue growth, leading to a $0.7 million increase in salaries and personnel related costs. The additional hiring resulted in a $0.3 million increase in recruiting costs.

Research and Development

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Research and development	$17,138	23.0%	$11,416	19.2%	$5,722	50.1%

Research and development expense increased by $5.7 million, or 50.1%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in research and development expense was primarily attributable to a $3.9 million increase in salaries and personnel-related costs and a $0.2 million increase in recruiting costs due to additional research and development headcount. Additionally, we experienced a $0.9 million increase in engineering consulting fees for assistance in product development, a $0.3 million increase in facilities expenses and depreciation as a result of adding office space and equipment to accommodate the increased headcount.

General and Administrative

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
General and administrative	$8,253	11.1%	$5,564	9.3%	$2,689	48.3%

General and administrative expense increased by $2.7 million, or 48.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $1.6 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and an increase in performance-driven management bonuses. We also experienced a $0.1 million increase in stock-based compensation expense due to grants made in October 2012, May 2013, and August 2013 to incentivize our management. In addition, we experienced a $0.5 million increase in consulting and professional fees and a $0.2 million increase in travel costs incurred in connection with our IPO.

Segment Income (Loss) From Operations

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Employer	$(19,543)	(71.3)%	$(16,440)	(100.4)%	$(3,103)	(18.9)%
Carrier	(2,189)	(4.6)	3,901	9.0	(6,090)	(156.1)%

Loss from operations	$(21,732)	(29.2)%	$(12,539)	(21.1)%	$(9,193)	(73.3)%

Employer loss from operations increased by $3.1 million, or 18.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in employer loss from operations was attributable to an increase in employer operating expenses of $6.2 million offset by an increase of $3.1 million in employer gross profit. The increase in operating expenses was primarily attributable to a $3.3 million increase in sales and marketing expense, a $1.5 million increase in research and development expense and a $1.5 million increase in general and administrative expense. The increase in sales and marketing expense was attributable to an increase in commissions and sales bonus expenses due to increased sales to new employer customers during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We also hired employer sales personnel to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving our existing products and technology infrastructure to allow further growth in our employer customer base. The increase in general and administrative expense was primarily attributable to an increase in general and administrative personnel to support our growing business.

Carrier income from operations decreased by $6.1 million, or 156.1%, to a loss for the nine months ended September 30, 2013. The carrier loss from operations was attributable to an increase in carrier operating expenses of $7.6 million offset by an increase of $1.5 million in carrier gross profit. The increase in operating expenses was primarily attributable to an increase of $4.2 million in research and development expense, an increase of $2.2 million in sales and marketing expense, and an increase of $1.2 million in general and administrative expense. The increase in research and development expense was primarily driven by a headcount increase attributable to the increased development activity related to our Marketplace product during the nine months ended September 30, 2013. The increase in sales and marketing expense was primarily attributable to an increase in commissions and sales bonus expenses due to increased sales during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to an increase in general and administrative personnel to support our growing business.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2013, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2012 included in our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 18, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings, and private placements of redeemable convertible preferred stock. From 2007 to 2010, we raised $135.5 million from the sale of redeemable convertible preferred stock to third parties.

During 2010 and 2011, we entered into various borrowing arrangements to finance purchases of computer equipment, other fixed assets, and software and leasehold improvements. These borrowing arrangements included $2.8 million from two promissory notes with NBSC, a division of Synovus Bank, which bore interest at fixed annual rates of 4.5% to 5.0% and were collateralized by certain specifically identified equipment.

During 2012, we entered into a $6.0 million master credit facility with NBSC to finance purchases of fixed assets, software and leasehold improvements. Under the terms of the credit agreement, we were allowed to borrow from time to time an aggregate, non-revolving amount not to exceed $6.0 million until November 2014. We were allowed to prepay all or any portion of any note without penalty at any time. We made customary affirmative and negative covenants in connection with this credit agreement. In the event of a default, including, among other things, our failure to pay any principal or interest payment when due or our uncured default in the performance or observance of any term, covenant, condition or agreement we were required to perform, the principal and interest on each outstanding note and all other amounts owed to NBSC would have become due and payable, and the credit agreement and our right to request advances under it would have terminated immediately. As of June 30, 2013, we were not in compliance with the net operating income covenant under the master credit facility, which allowed NBSC to declare all outstanding amounts due and terminate the facility. NBSC waived this covenant breach, as well as any future breaches of the net operating income covenant, through August 1, 2014. This waiver was binding and not subject to revocation by NBSC.

On August 27, 2013, we entered into a loan and security agreement with Silicon Valley Bank to provide us a revolving line of credit of up to $35.0 million to be used for working capital, to refinance our indebtedness to NBSC, and to fund our general business requirements. The revolving line of credit limit is eligible to be increased from the initial limit of $15 million to $35 million, as a result of the closing of the Company’s IPO on September 23, 2013. Amounts borrowed under the line of credit are payable on the maturity date, which is August 27, 2016. Amounts borrowed may be repaid and re-borrowed prior to the maturity date. Amounts available under the line of credit are subject to a borrowing base limit which is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous quarter.

We can designate advances as LIBOR advances or prime rate advances. LIBOR advances bear interest at 2.75% plus the greater of 0.50% or current LIBOR for the applicable period, generally 30 days, adjusted for certain regulatory reserve requirements. The LIBOR rate is adjusted approximately monthly. Prime Rate advances bear interest at the prime rate as published in the Wall Street Journal. The interest rate on prime rate advances is adjusted on the effective date of a change in the prime rate.

We made customary affirmative and negative covenants in connection with the loan and security agreement, including financial covenants related to liquidity and revenue growth. In the event of a default, including, among other things, our failure to pay any principal or interest payment when due or our uncured default of any term, provision, condition, covenant or agreement, Silicon Valley Bank may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our tangible and intangible assets, including any proceeds of intellectual property (but not the underlying intellectual property itself), and we have agreed not to encumber any of our intellectual property without Silicon Valley bank’s prior written consent. The collateral also excludes any equity interests.

On August 30, 2013, we borrowed $5.8 million under this line of credit, which we used to repay all of the amounts outstanding under the two promissory notes and master credit facility with NBSC. In September 2013, we borrowed and repaid $5 million under this line of credit. The amount available to borrow under this line of credit was $9.2 million as of September 30, 2013.

The following table summarizes the outstanding principal balances of our notes payable and lines of credit as of September 30, 2013:

Outstanding Principal Balance
(in thousands)
Revolving line of credit	$5,757

Total	$5,757

Initial Public Offering

On September 23, 2013, we closed our IPO in which we sold 3,000,000 shares of common stock at a public offering price of $26.50 per share, resulting in net proceeds of $70.1 million. See Item 1, “Financial Statements” – Note 1, “Organization and Description of Business” for additional details regarding our IPO.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our IPO, will be sufficient to meet our cash requirements for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$2,263	$6,397
Investing activities	(6,686)	(5,154)
Financing activities	69,392	(4,115)

Operating Activities

For the nine months ended September 30, 2013, our net cash and cash equivalents provided by operating activities of $2.3 million consisted of $17.0 million of cash provided by changes in working capital and $7.3 million in adjustments for non-cash items, partially offset by a net loss of $22.0 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $5.7 million, non-cash stock compensation expense of $0.8 million, and change in fair value and accretion of warrant of $0.7 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $14.8 million, an increase in accrued compensation and benefits of $6.1 million, and an increase in accounts payable and accrued expenses of $4.6 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from normal fluctuation in payroll dates and an increase in the number of associates. The increase in accounts payable resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $7.9 million increase in accounts receivable. The increase in accounts receivable was primarily attributable to increased revenue and fees not yet recognized as revenue in the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, our net cash and cash equivalents provided by operating activities of $6.4 million consisted of $11.5 million of cash provided by changes in working capital and $7.7 million in adjustments for non-cash items, partially offset by a net loss of $12.7 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.6 million, non-cash stock compensation expense of $0.5 million, and change in fair value and accretion of warrant of $0.3 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $9.2 million, an increase in accrued compensation and benefits of $3.7 million, and an increase in accounts payable and accrued expenses of $0.9 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from normal fluctuation in payroll dates. The increase in accounts payable resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $2.4 million increase in accounts receivable. The increase in accounts receivable was primarily attributable to increased revenue and fees not yet recognized as revenue in the nine months ended September 30, 2012.

Investing Activities

For the nine months ended September 30, 2013 and 2012, net cash used in investing activities was $6.7 million and $5.2 million, respectively, for the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities was $69.4 million, consisting of $70.1 million in proceeds from our IPO, net of issuance costs, $12.2 million in proceeds from line of credit and notes payable borrowings, partially offset by $13.5 million in repayments of notes payable, line of credit, and capital leases.

For the nine months ended September 30, 2012, net cash used in financing activities was $4.1 million, primarily consisting of $1.9 million in repayments of debt and capital leases and $1.7 million in payments of contingent consideration.

Commitments

In February 2013, we amended a 2009 office lease agreement to expand the office space rented under the lease. This amendment increases our commitment by $9.9 million over the term starting in January 2014 through June 2024. This agreement is with an entity owned and controlled by two of our directors, significant stockholders and executives.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-08, “Intangibles—Goodwill and Other (Topic 350); Testing Indefinite-Lived Intangible Assets for Impairment”, which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a “qualitative” assessment to determine whether further implementation testing is necessary. The Company’s adoption of this statement, effective January 1, 2013, did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The Company prospectively adopted ASU 2013-02 effective January 1, 2013. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial statement presentation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument might change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we might enter into exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the revolving line of credit with Silicon Valley Bank, which was entered into in August 2013, bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under this line of credit. Borrowings outstanding under our previous credit arrangements were not subject to interest rate risk because they bore interest at fixed rates.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At September 30, 2013, we had borrowings under our revolving line of credit of $5,757,000. As a result, each change of one percentage point in interest rates would result in an approximate $58,000 change in our annual interest expense on our outstanding borrowings at September 30, 2013. Any debt we incur in the future may also bear interest at variable rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”).

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the consolidated financial statements and the related notes, before deciding to invest in shares of our common stock. If any of the following risks were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment in our common stock.

Risks Related to Our Business

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We experienced a net loss of $2.4 million in 2010, $14.9 million in 2011, and $14.7 million in 2012, and net losses of $12.7 million and $22.0 million in the nine months ended September 30, 2012 and 2013, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	the extent to which our products and services achieve or maintain market acceptance;

•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;

•	new competitors and the introduction of enhanced products and services from competitors;

•	the financial condition of our current and potential customers;

•	changes in customer budgets and procurement policies;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties with our products or interruptions in our services;

•	our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;

•	changes in the regulatory environment related to benefits and healthcare;

•	regulatory compliance costs;

•	the timing, size, and integration success of potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.

In addition, a significant portion of our operating expense is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls might decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

As a result of our variable sales and implementation cycles, we might not be able to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.

The sales cycle for our products and services can be variable, averaging four months in our employer market segment and 15 months in our carrier market segment, each from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures.

After a customer contract is signed, we provide an implementation process for the customer during which we establish and test appropriate integrations, connections and registrations, load data into our system, and train customer personnel. Our implementation cycle is also variable, typically ranging from four to five months for employer implementations and from eight to 10 months for complex carrier implementations, each from contract execution to completion of implementation. Some of our new customer projects are complex and require a lengthy set-up period and significant implementation work. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our products and services, but accounting principles do not allow us to recognize the resulting revenue until implementation is complete and the services are available for use, at which time we begin recognition of implementation revenue over the longer of the life of the contract or the expected life of the customer relationship. Each customer’s situation is different, and unanticipated difficulties and delays might arise as a result of failure by us or by the customer to complete our respective responsibilities. If implementation periods are extended, revenue recognition could be delayed and our financial condition might be adversely affected. In addition, cancellation of any implementation after it has begun might result in lost time, effort, and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.

These factors might contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters, our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decline.

Because we recognize revenue and expense relating to monthly subscriptions and professional services over varying periods, downturns or upturns in sales are not immediately reflected in full in our operating results.

As a software-as-a-service, or SaaS, company, we recognize our subscription revenue monthly for the term of our contracts and recognize the majority of our professional services revenue ratably over the longer of the contract term or the estimated expected life of the customer relationship. As a result, a portion of the revenue we report each quarter is the recognition of deferred revenue from contracts we entered into during previous quarters. Consequently, a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services is not reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable term of the contracts or the estimated expected life of the customer relationship period. In addition, we recognize professional services expenses as incurred, which could cause professional services gross margin to be negative.

We operate in a highly competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.

The benefits management software market is highly competitive and is likely to attract increased competition, which could make it hard for us to succeed. Small, specialized providers continue to become more sophisticated and effective. In addition, large, well-financed, and technologically sophisticated software companies might focus more on our market. The size and financial strength of these entities is increasing as a result of continued consolidation in both the IT and healthcare industries. We expect large integrated software companies to become more active in our market, both through acquisitions and internal investment. As costs fall and technology improves, increased market saturation might change the competitive landscape in favor of our competitors.

Some of our current large competitors have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, current and potential competitors have established, and might in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products in the marketplace. Accordingly, new competitors or alliances might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our products and services are more effective than those of our competitors, current or potential customers might accept competitive offerings in lieu of purchasing our offerings. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer stand-alone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions that have information systems in place with potential customers in our target market. These existing enterprise vendors might promise products or services that offer ease of integration with existing systems and which leverage existing vendor relationships. In addition, large insurance carriers often have internal technology staffs and proprietary software for benefits management, making them less likely to buy our solutions.

The market for our products and services is immature and volatile, and if it does not develop or if it develops more slowly than we expect, the growth of our business will be harmed.

The cloud-based benefits management software market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of employers, carriers, and consumers to increase their use of benefits management software. Many employers and carriers have invested substantial personnel and financial resources to integrate internally developed solutions or traditional enterprise software into their businesses for benefits management, and therefore might be reluctant or unwilling to migrate to our cloud-based solutions. If employers, carriers and consumers do not perceive the benefits of our solutions, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition or results of operations.

The SaaS pricing model is evolving and our failure to manage its evolution and demand could lead to lower than expected revenue and profit.

We derive most of our revenue growth from subscription offerings and, specifically, SaaS offerings. This business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and demand of the SaaS pricing model, then our business and operating results could be adversely affected.

If we do not continue to innovate and provide products and services that are useful to consumers, employers, insurance carriers, and brokers and provide high quality support services, we might not remain competitive, and our revenue and operating results could suffer.

Our success depends in part on providing products and services that consumers, employers, insurance carriers, and brokers will use to manage benefits. We must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high quality products and services that customers will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity, or are not effectively brought to market. As technology continues to develop, our competitors might be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by us. This would force us to compete on additional product and service attributes and to expend significant resources in order to remain competitive.

In addition, we may experience difficulties with software development, industry standards, design, or marketing that could delay or prevent our development, introduction, or implementation of new solutions and enhancements. The introduction of new solutions by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing offerings could render our existing or future solutions obsolete.

Our success also depends on providing high quality support services to resolve any issues related to our products and services. High quality education and customer support is important for the successful marketing and sale of our products and services and for the renewal of existing customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell additional products and services to existing customers would suffer and our reputation with existing or potential customers would be harmed.

If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected.

We sell our products and services pursuant to agreements that are generally one year for employers and three to five years for carriers. While our employer contracts generally automatically renew on an annual basis, our carrier customers have no obligation to renew their contracts after their contract period expires, and these contracts may not be renewed on the same or on more profitable terms if at all. Additionally, some of our carrier customers are able to terminate their respective contracts without cause or for convenience, although generally our carrier contracts are only cancellable by the carrier in an instance of our uncured breach. As a result, our ability to grow depends in part on the continuance and renewal of our carrier contracts. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their level of satisfaction or dissatisfaction with our services, the cost of our services, the cost of services offered by our competitors, or reductions in our customers’ spending levels. If our carrier customers terminate or do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality or products, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

A significant amount of our revenue is derived from our largest customers, and any reduction in revenue from any of these customers would reduce our revenue and net income.

Our ten largest customers by revenue in the past three years accounted for approximately 70.0%, 64.1%, and 58.6% of our consolidated revenue in each of 2010, 2011, and 2012, respectively. Our largest customer by revenue in the past three years accounted for approximately 11.6%, 11.7%, and 10.5% of our revenue in each of 2010, 2011, and 2012, respectively. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

If the number of individuals covered by our employer and carrier customers decreases or the number of products or services to which our employer and carrier customers subscribe decreases, our revenue will decrease.

Under most of our customer contracts, we base our fees on the number of individuals to whom our customers provide benefits and the number of products or services subscribed to by our customers. Many factors may lead to a decrease in the number of individuals covered by our customers and the number of products or services subscribed to by our customers, including:

•	failure of our customers to adopt or maintain effective business practices;

•	changes in the nature or operations of our customers;

•	government regulations; and

•	increased competition or other changes in the benefits marketplace.

If the number of individuals covered by our customers or the number of products or services subscribed to by our customers decreases for any reason, our revenue will likely decrease.

Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our solutions and negatively impact our results of operations.

General worldwide economic conditions have experienced a significant downturn, and market volatility and uncertainty remain widespread, making it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits, or HR budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition, and/or loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

Failure to manage our rapid growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.

We have been experiencing a period of rapid growth, which puts strain on our business. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems, and controls. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to effectively manage our rapid growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, services, and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for engineers with high levels of experience in designing and developing software and Internet-related services. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with SaaS experience and/or experience working with the benefits market is limited overall and specifically in Charleston, South Carolina, where our principal office is located. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have and are located in geographic areas, like Silicon Valley, that may attract more qualified technology workers.

In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense stock options might discourage us from granting the size or type of stock option awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we fail to maintain awareness of our brand cost-effectively, our business might suffer.

We believe that maintaining awareness of our brand in a cost-effective manner is critical to continuing the widespread acceptance of our existing solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Our efforts to build and maintain our brand nationally have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in maintaining our brand. If we fail to successfully maintain our brand, or incur substantial expenses in an unsuccessful attempt to maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations, and technology and content providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

If we are required to collect sales and use taxes in additional jurisdictions, we might be subject to liability for past sales and our future sales may decrease.

We might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes in addition to taxes going forward. Liability for past taxes might also include substantial interest and penalty charges. Our customer contracts typically provide that our customers must pay all applicable sales and similar taxes. Nevertheless, our customers might be reluctant to pay back taxes and might refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our software and services to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

We might not be able to utilize a significant portion of our net operating loss or other tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2012, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2022 and 2014 for federal and state purposes, respectively. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, which if not utilized will begin to expire in 2019. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules might apply under state tax laws. Future issuances of our stock could cause an “ownership change”. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

We might be unable to adequately protect, and we might incur significant costs in enforcing, our intellectual property and other proprietary rights.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have two U.S. patents granted and a number applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that is necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

We might be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and might receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. Our technologies might not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our contracts contain warranties with respect to intellectual property rights, and most require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

Moreover, any settlement or adverse judgment resulting from such a claim could require us to pay substantial amounts of money or obtain a license to continue to use the software or information that is the subject of the claim, or otherwise restrict or prohibit our use of it. We might not be able to obtain a license on commercially reasonable terms, if at all, from third parties asserting an infringement claim; we might not be able to develop alternative technology on a timely basis, if at all; and we might not be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our clients to continue using, our affected services. Accordingly, an adverse determination could prevent us from offering our services to others.

Failure to adequately expand our direct sales force will impede our growth.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new customers and to manage our existing customer base. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our growth will be impeded.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we might acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. For example, in 2010, we acquired 100% of the net assets of Beninform Holdings, Inc., including its wholly owned subsidiary Benefit Informatics, Inc., and the intellectual property assets of BeliefNetworks, Inc. We spent considerable time, effort, and money pursuing these companies and successfully integrating them into our business. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring products, technologies or businesses that will help our business;

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little to no experience; and

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

If we fail to properly evaluate acquisitions or investments, we might not achieve the anticipated benefits of any such acquisitions, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to develop new products and services or enhance our existing services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Future sales to customers outside the United States or with international operations might expose us to risks inherent in international sales which, if realized, could adversely affect our business.

An element of our growth strategy is to expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

•	data privacy laws which require that customer data be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences; and

•	unstable regional economic and political conditions.

If we denominate our international contracts in local currencies, fluctuations in the value of the U.S. dollar and foreign currencies might impact our operating results when translated into U.S. dollars.

Risks Related to Our Products and Services Offerings

If our security measures are breached or fail, and unauthorized persons gain access to customers’ and consumers’ data, our products and services might be perceived as not being secure, customers and consumers might curtail or stop using our products and services, and we might incur significant liabilities.

Our products and services involve the storage and transmission of customers’ and consumers’ confidential information, which may include sensitive individually identifiable information that is subject to stringent legal and regulatory obligations. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail and/or are bypassed as a result of third-party action, employee error, malfeasance, or otherwise, someone might be able to obtain unauthorized access to our customers’ confidential information and/or patient data. As a result, our reputation could be damaged, our business might suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and remediation efforts to prevent future occurrences.

In addition, we rely on various third parties, including employers’ HR departments, carriers, and other third-party service providers and consumers themselves, as users of our system for key activities to protect and promote the security of our systems and the data and information accessible within them, such as administration of enrollment, consumer status changes, claims, and billing. On occasion, people have failed to perform these activities. For example, employers sometimes have failed to terminate the login/password of former employees, or permitted current employees to share login/passwords. When we become aware of such breaches, we work with employers to terminate inappropriate access and provide additional instruction in order to avoid the reoccurrence of such problems. Although to date these breaches have not resulted in claims against us or in material harm to our business, failures to perform these activities might result in claims against us, which could expose us to significant expense, legal liability, and harm to our reputation, which might result in loss of business.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we might not be able to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our customers might authorize or enable third parties to access their information and data that is stored on our systems. Because we do not control such access, we cannot ensure the complete integrity or security of such data in our systems.

Failure by our customers to obtain proper permissions and waivers might result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of information on the Benefitfocus platform, and we require contractual assurances from them that they have done so and will do so. If, however, despite these requirements and contractual obligations, our customers do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf might be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes and databases that reflect, contain, or are based upon such data and might prevent use of such data. In addition, this could interfere with, or prevent creation or use of, rules, analyses, or other data-driven activities that benefit us and our business. Moreover, we might be subject to claims or liability for use or disclosure of information by reason of lack of valid notices, agreements, permissions or waivers. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

Our proprietary software might not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

Proprietary software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. We might encounter technical obstacles, and it is possible that we discover problems that prevent our proprietary applications from operating properly. If they do not function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us and/or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers.

Moreover, benefits management software as complex as ours has in the past contained, and may in the future contain, or develop, undetected defects or errors. Material performance problems or defects in our products and services might arise in the future. Errors might result from the interface of our services with legacy systems and data, which we did not develop and the function of which is outside of our control. Defects or errors might arise in our existing or new software or service processes. Because changes in employer, carrier, and legal requirements and practices relating to benefits are frequent, we are continuously discovering defects and errors in our software and service processes compared against these requirements and practices. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development and other resources, injury to our reputation, and increased service and maintenance costs. Defects or errors in our product or service processes might discourage existing or potential customers from purchasing services from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability might be substantial and could adversely affect our operating results.

In addition, customers that rely on our products and services to collect, manage, and report benefits data might have a greater sensitivity to service errors and security vulnerabilities than customers of software products in general. We market and sell services that, among other things, provide information to assist care providers in tracking and treating ill patients. Any operational delay in or failure of our software service processes might result in the disruption of patient care and could cause harm to our business and operating results.

Our customers might assert claims against us in the future alleging that they suffered damages due to a defect, error, or other failure of our product or service processes. A product liability claim or errors or omissions claim could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of such a claim.

Various events could interrupt customers’ access to the Benefitfocus platform, exposing us to significant costs.

The ability to access the Benefitfocus platform is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures, (ii) fire, flood, hurricane, and other natural disasters, (iii) software and hardware errors, failures or crashes in our own systems or in other systems, (iv) computer viruses, denial-of-service attacks, hacking and similar disruptive problems in our own systems and in other systems, and (v) civil unrest, war, and/or terrorism. We have implemented various measures to protect against interruptions of customers’ access to our platform. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by customers, particularly if the access interruption is associated with problems in the timely delivery of funds due to customers or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely on third-party providers of related services. If those vendors fail us at a time when our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Any significant instances of system downtime could negatively affect our reputation and ability to retain customers and sell our services, which would adversely impact our revenue.

In addition, retention and availability of patient care and physician reimbursement data are subject to federal and state laws governing record retention, accuracy, and access. Some laws impose obligations on our customers and on us to produce information for third parties and to amend or expunge data at their direction. Our failure to meet these obligations might result in liability, which could increase our costs and reduce our operating results.

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties, and our own systems for providing services to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

We serve all our customers from two data centers, one located in Raleigh, North Carolina and the other located in Charlotte, North Carolina. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

In addition, our ability to deliver our web-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, natural disasters and other force majeure events outside our control;

•	communications failures;

•	software and hardware errors, failures, and crashes;

•	security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and

•	other potential interruptions.

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Oracle Corporation and Microsoft Corporation, and routers and network equipment from Cisco and Hewlett-Packard Company. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software might not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services might in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscription services, subject us to potential liability, or adversely affect our renewal rates. Although we maintain insurance for our business, the coverage under our policies might not be adequate to compensate us for all losses that may occur. In addition, we might not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

The use of open source software in our products and solutions may expose us to additional risks and harm our intellectual property rights.

Some of our products and solutions use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable, and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost.

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Accordingly, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our products or solutions, to re-develop our products or solutions, to discontinue sales of our products or solutions, or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs.

While we monitor the use of all open source software in our products, solutions, processes, and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, it is possible that such use may have inadvertently occurred in deploying our proprietary solutions. In addition, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and our business, results of operations, and financial condition.

Risks Related to Regulation

Government regulation of the areas in which we operate creates risks and challenges with respect to our compliance efforts and our business strategies.

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•	Although numerous lawsuits challenged the constitutionality of the Patient Protection and Affordable Care Act, or PPACA, the U.S. Supreme Court on June 28, 2012, upheld the constitutionality of PPACA except for provisions that would have allowed the U.S. Department of Health and Human Services, or HHS, to penalize states that did not implement the Medicaid expansion with the loss of existing federal Medicaid funding. While many of the provisions of PPACA will not be directly applicable to us, PPACA, as enacted, might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges, though it is unclear how many states will decline to implement the Medicaid expansion or adopt state-specific exchanges. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business.

•	False or Fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of claims for reimbursement from the government. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Although our business operations are generally not subject to these laws and regulations, any contract we have with a government entity requires us to comply with these laws and regulations. Any failure of our services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our services, and could force us to expend significant capital, research and development, and other resources to address the failure. Any determination by a court or regulatory agency that our services with government clients violate these laws and regulations could subject us to civil or criminal penalties, invalidate all or portions of some of our government client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving not only government clients but also all clients doing business with government payers, and have an adverse effect on our business.

•	HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, established privacy and security standards that limit the use and disclosure of individually identifiable health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses, and most providers are considered by the HIPAA regulations to be “Covered Entities”. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or Privacy Standards, and the security regulations established under HIPAA, or Security Standards. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. The American Recovery and Reinvestment Act of 2009, or ARRA, and the HIPAA Omnibus Final Rules extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our carrier customers. ARRA and the HIPAA Omnibus Final Rule also subject Business Associates to direct oversight and audit by the HHS.

Violations of the Privacy Standards and Security Standards might result in civil and criminal penalties, and ARRA increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. For example, ARRA authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of Privacy Standards and Security Standards that threaten the privacy of state residents.

We might not be able to adequately address the business risks created by HIPAA implementation. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance.

Some payors and clearinghouses interpret HIPAA transaction requirements differently than we do. Where payors or clearinghouses require conformity with their interpretations as a condition of a successful transaction, we seek to comply with their interpretations.

In addition to the Privacy Standards and Security Standards, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical and/or health information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements and we are required to comply with them.

Failure by us to comply with any state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. Such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.

•	Medicare and Medicaid Regulatory Requirements. We have contracts with insurance carriers who offer Medicare Managed Care (also known as Medicare Advantage or Medicare Part C) and Medicaid Managed Care benefits plans. We also have contracts with insurance carriers who offer Medicare prescription drug benefits (also known as Medicare Part D) plans. The activities of the Medicare plans are regulated by the Centers for Medicare & Medicaid Services, or CMS, the federal agency that provides oversight of the Medicare and Medicaid programs. The Medicaid Managed Care plans are regulated by both CMS and the individual states where the plans are offered. Some of the activities that we might perform, such as the enrollment of beneficiaries, may be subject to CMS and/or state regulation, and such regulations may force us to change the way we do business or otherwise restrict our ability to provide services to such plans. Moreover, the regulatory environment with respect to these programs has become, and will likely continue to become, increasingly complex.

•	Financial Services-Related Laws and Rules. Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards, some of which might impact our operations and subject us, our vendors, and our customers to liability as a result of the payment distribution and processing solutions we offer. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we might be impacted by banking and financial services industry laws, regulations, and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information, and Federal Deposit Insurance Corporation deposit insurance limits. In addition, our patient billing and payment distribution and processing solutions might be impacted by payment card association operating rules, certification requirements, and rules governing electronic funds transfers. If we fail to comply with applicable payment processing rules or requirements, we might be subject to fines and changes in transaction fees and may lose our ability to process credit and debit card transactions or facilitate other types of billing and payment solutions. Moreover, payment transactions processed using the Automated Clearing House Network, or ACH, are subject to network operating rules promulgated by the National Automated Clearing House Association and to various federal laws regarding such operations, including laws pertaining to electronic funds transfers, and these rules and laws might impact our billing and payment solutions. Further, our solutions might impact the ability of our payor customers to comply with state prompt payment laws. These laws require payors to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame.

•	Insurance Broker Laws. Insurance laws in the United States are often complex, and states have broad authority to adopt regulations regarding brokerage activities. These regulations typically include the licensing of insurance brokers and agents and govern the handling and investment of client funds held in a fiduciary capacity. Although we believe our activities do not currently constitute the provision of insurance brokerage services, regulations may change from state to state, which could require us to comply with such expanded regulations.

•

ERISA. The Employee Retirement Income Security Act of 1974, as amended, or ERISA, regulates how employee benefits are provided to or through certain types of employer-sponsored health benefits plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the U.S. Department of Labor as well as the federal courts. In some circumstances, and under certain customer contracts, we might be deemed to have assumed duties that make us an ERISA fiduciary, and thus be required to carry out our operations in a manner that complies with ERISA in all material respects. We believe that our current operations do not render us subject to ERISA fiduciary obligations, and therefore that we are in material compliance with ERISA and that any such compliance does not currently have a material adverse effect on our operations. However, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on us.

•	Third-Party Administrator Laws. Numerous states in which we do business have adopted regulations governing entities engaged in third-party administrator, or TPA, activities. TPA regulations typically impose requirements regarding enrollment into benefits plans, claims processing and payments, and the handling of customer funds. Although we do not believe we are currently acting as a TPA, changes in state regulations could result in us being obligated to comply with such regulations, which might require us to obtain licenses to provide TPA services in such states.

We are subject to banking regulations that may limit our business activities.

The Goldman Sachs Group, affiliates of which owned approximately 46.6% of the voting and economic interest in our business at September 30, 2013, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

As a controlled subsidiary of The Goldman Sachs Group, we are restricted from engaging in activities that are not permissible under the BHC Act, or the rules and regulations promulgated thereunder. Permitted activities for a bank holding company or any controlled subsidiary generally include activities that the Federal Reserve has previously determined to be closely related to banking, financial in nature or incidental or complementary to financial activities, including data processing services such as those that we provide with our software solutions. Restrictions placed on The Goldman Sachs Group as a result of supervisory or enforcement actions under the BHC Act or otherwise may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. Further, as a result of being subject to regulation and supervision by the Federal Reserve, we may be required to obtain the prior approval of the Federal Reserve before engaging in certain new activities or businesses, whether organically or by acquisition. The Federal Reserve could exercise its power to restrict us from engaging in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice. To the extent that these regulations impose limitations on our business, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

Additionally, any failure of The Goldman Sachs Group to maintain its status as a financial holding company could result in further limitations on our activities and our growth. In particular, our permissible activities could be restricted to only those that constitute banking or activities closely related to banking. The Goldman Sachs Group’s loss of its financial holding company status could be caused by several factors, including any failure by The Goldman Sachs Group’s bank subsidiaries to remain sufficiently capitalized, by any examination downgrade of one of The Goldman Sachs Group’s bank subsidiaries, or by any failure of one of The Goldman Sachs Group’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, broadened the requirements for maintaining financial holding company status by also requiring the holding company to remain “well capitalized” and “well managed”. We have no ability to prevent such occurrences from happening.

As a subsidiary of a bank holding company, we are subject to examination by the Federal Reserve and required to provide information and reports for use by the Federal Reserve under the BHC Act. In addition, we may be subject to regulatory oversight and examination because we are a technology service provider to regulated financial institutions. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. Further, the Dodd-Frank Act, and related financial regulatory reform calls for the issuance of numerous regulations designed to increase and strengthen the regulation of bank holding companies, including The Goldman Sachs Group and its affiliates. We cannot predict the impact of this new regulatory regime on our business with certainty.

We have agreed to certain covenants for the benefit of The Goldman Sachs Group that are intended to facilitate its compliance with the BHC Act, but that may impose certain obligations on our company. In particular, The Goldman Sachs Group has rights to conduct audits on, and access certain information of, our company and certain rights to review the policies and procedures that we implement to comply with the laws and regulations that relate to our activities. In addition, we are obligated to provide The Goldman Sachs Group with notice of certain events and business activities and cooperate with The Goldman Sachs Group to mitigate potential adverse consequences resulting therefrom.

Potential regulatory requirements placed on our software, services, and content could impose increased costs on us, delay or prevent our introduction of new service types, and impair the function or value of our existing service types.

Our products and services are and are likely to continue to be subject to increasing regulatory requirements in a number of ways. As these requirements proliferate, we must change or adapt our products and services to comply. Changing regulatory requirements might render our services obsolete or might block us from accomplishing our work or from developing new services. This might in turn impose additional costs upon us to comply or to further develop our products and services. It might also make introduction of new product or service types more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new products or services or cause the continuation of our existing products or services to become unprofitable or impossible.

Potential government subsidy of services similar to ours, or creation of a single payor system, might reduce customer demand.

Recently, entities including brokers and U.S. federal and state governments have offered to subsidize adoption of online benefits platforms or clearinghouses. In addition, federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations. To the extent that we do not qualify or participate in such subsidy programs, demand for our services might be reduced, which may decrease our revenue. In addition, prior proposals regarding healthcare reform have included the concept of creation of a single payor for healthcare insurance. This kind of consolidation of critical benefits activity could negatively impact the demand for our services.

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our associates with respect to third parties.

Among other things, certain services offered by us involve collecting payment information from individuals, and this frequently includes check and credit card information. Even though we do not handle direct payments, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties, commit identity theft, or otherwise gain access to their data or funds. If any of our associates take, convert, or misuse such funds, documents, or data, we could be liable for damages, and our business reputation could be damaged or destroyed. Moreover, if we fail to adequately prevent third parties from accessing personal and/or business information and using that information to commit identity theft, we might face legal liabilities and other losses than can have a negative impact on our business.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchase it.

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new, and the trading price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the sale of health insurance;

•	any major change in our Board of Directors or management;

•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations might be even more pronounced in the relatively new trading market for our stock. Additionally, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon future appreciation in its value, if any. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of a substantial number of shares of our common stock in the public market or the market perception that the holder or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of September 30, 2013, we had an aggregate of 24,441,228 shares of common stock outstanding. Of these shares, approximately 19,325,530 shares will be eligible for sale on March 16, 2014, upon the expiration of lock-up agreements with the underwriters for our IPO, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. As of September 30, 2013, there were outstanding options and a warrant to purchase 3,617,177 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. We also intend to register an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock. The lock-up agreements with the underwriters for our IPO expire 180 days after the date of the final prospectus for the offering of September 17, 2013.

We have broad discretion in the use of the net proceeds we received from our IPO and might not use them effectively.

Our management has broad discretion to use the net proceeds from our IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of our IPO in ways that increase the value of your investment. Until we use the net proceeds from our IPO, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of September 30, 2013, our directors, executive officers, and their affiliated entities beneficially owned more than 75.2% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 46.6%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions. For example, our amended and restated bylaws provide that so long as The Goldman Sachs Group, Inc. and its affiliates own, collectively, at least 35% of our common stock, we may not amend, without the written consent of the Goldman Sachs Group, provisions in our restated certificate of incorporation or our amended and restated bylaws related to the ability of our stockholders to act by written consent, the procedures by which our stockholders may call a special meeting of stockholders, and the classification of our Board of Directors into three classes.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our President and Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of September 30, 2013, these stockholders collectively beneficially owned more than 75.2% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our Board of Directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and take advantage of exemptions from certain corporate governance requirements.

As of September 30, 2013, approximately 75.2% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from the corporate governance requirements that a majority of our directors be independent, as defined in the NASDAQ Stock Market listing rules, and that our compensation and nominating and corporate governance committees consist entirely of independent directors. We rely on the “controlled company” exemption under the NASDAQ Stock Market listing rules. As a result, a majority of the members of our Board of Directors are not be independent directors and our nominating and corporate governance and compensation committees do not consist entirely of independent directors. While we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

Provisions in our restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to call special meetings;

•	The Goldman Sachs Group and its affiliates cease to own at least 35% of our voting equity, the inability of stockholders to act by written consent;

•	the inability of stockholders to cumulate votes at any election of directors;

•	the classification of our Board of Directors into three classes with only one class, representing approximately one-third of our directors, standing for election at each annual meeting; and

•	the ability of our Board of Directors to make, alter or repeal our amended and restated bylaws.

Our Board of Directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors are willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting, and other compliance areas that will increase both our costs and the risk of noncompliance.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act, and the rules and regulations of our stock exchange. The requirements of these rules and regulations will increase our legal, accounting, and financial compliance costs, will make some activities more difficult, time-consuming, and costly, and may also place undue strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. Prior to our IPO, we had never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We will be required to disclose changes made to our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemption available under the JOBS Act to the auditor attestation requirement in Section 404(b) of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

We identified a material weakness in connection with preparation of our 2012 financial statements, and failure to develop and maintain adequate financial controls could cause us to have additional material weaknesses, which could adversely affect our operations and financial position.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012, we identified a material weakness in our accounting for certain deferred revenue balances and the related revenue recognition. This material weakness arose in connection with increasing the estimated expected life of our customer relationships, which results in extending the term over which we recognize deferred revenue. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our material weakness pertained to deficiencies in our accounting documentation, lack of segregation of duties, and lack of adequate review and monitoring procedures within our accounting for certain deferred revenue balances and the related revenue recognition. Our management has taken steps to remediate this material weakness, including hiring experienced associates and external resources to assist with our revenue recognition function, enhancing the level of documentation required to support key assumptions and conclusions, and redesigning certain monitoring controls critical to ensuring the accuracy of our deferred revenue balances and the related revenue recognition. While we believe that the steps taken to date have remediated the deficiencies that gave rise to the material weakness, and we plan to hire additional experienced associates within our revenue recognition function to further enhance our procedures and controls, there can be no assurances in this regard.

The remedial policies and procedures we have implemented and the additional associates we intend to hire may be insufficient to address the identified material weakness, or we may in the future discover additional weaknesses that require remediation. In addition, an internal control system, no matter how well-designed, cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we might not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our fiscal year ending December 31, 2014 under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not be effective, however, in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from the requirements of auditor attestation reports on the effectiveness of our internal control over financial reporting. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) September 17, 2018.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Sales of Unregistered Securities

During the three months ended September 30, 2013, we granted options to purchase an aggregate of 30,000 shares of our common stock under our 2012 Plan with an exercise price of $13.53 per share, and during this period we issued an aggregate of 131,179 shares of our common stock upon the exercise of stock options granted under our 2000 Plan at exercise prices between $0.80 and $5.38 per share, for aggregate proceeds of approximately $0.5 million. These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering and transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

On September 13, 2013, we restructured our organization by merging a newly formed South Carolina corporation, which is a wholly owned subsidiary of Benefitfocus, Inc., with Benefitfocus.com, Inc., the South Carolina corporation that conducts our business. All equity interests in Benefitfocus.com, Inc., including all outstanding shares of capital stock and rights to acquire capital stock of Benefitfocus.com, Inc., converted into equivalent equity interests of Benefitfocus, Inc. As a result of the corporate restructuring, Benefitfocus.com became a wholly owned operating subsidiary of Benefitfocus, Inc.

In connection with our IPO, all of the outstanding shares of our redeemable convertible preferred stock were converted into an aggregate of 16,496,860 shares of common stock on September 23, 2013. Following the conversion of the 14,055,851 shares of Series A and 2,441,009 shares of Series B preferred stock into common stock, no shares Series A or Series B remain outstanding.

The September 13, 2013 transaction and conversion of our redeemable preferred stock were deemed to be exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act, as we exchanged securities with existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

b. Use of Proceeds from Public Offering of Common Stock

On September 17, 2013, our Registration Statement on Form S-1, (File No. 333-190610) was declared effective in connection with our IPO, pursuant to which 5,675,250 shares of common stock were registered, including the full exercise of the underwriters’ over-allotment option. Of the shares registered, we sold 3,000,000 shares of common stock at a price to the public of $26.50 per share for an aggregate price of $79,500,000. Selling shareholders sold the remaining 2,675,250 shares registered at the same per share price for an aggregate price of $70,894,000. The offering closed on September 23, 2013, and, as a result, we received net proceeds of $70,064,000 (after underwriters’ discounts and commissions of $5,565,000 and additional offering related costs of $3,871,000). The joint managing underwriters of the offering were Goldman Sachs & Co., Deutsche Bank Securities Inc. and Jefferies LLC.

Of the expenses incurred by us in connection with our IPO, $134,000 were paid to or for the underwriters and $52,000 were paid to a related party vendor for private air travel. This vendor is owned and controlled by the Executive Chairman of our Board of Directors, who is also a greater than 10% owner of our common stock.

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through September 30, 2013, we have used the net proceeds from this offering for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 6. EXHIBITS

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	—	—	—	Filed herewith

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus.com, Inc. issued November 23, 2009.	S-1	333-190610	4.5	August 14, 2013

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	S-1/A	333-190610	10.4	September 5, 2013

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.17	Loan and Security Agreement between Silicon Valley Bank, Benefitfocus.com, Inc., Benefit Informatics, Inc., and Benefitfocus, Inc., dated as of August 27, 2013.	S-1/A	333-190610	10.17	September 5, 2013

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

#	Management contract or compensatory plan.
*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013

Benefitfocus, Inc.

By:	/s/ Milton A. Alpern
Milton A. Alpern,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	—	—	—	Filed herewith

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus.com, Inc. issued November 23, 2009.	S-1	333-190610	4.5	August 14, 2013

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	S-1/A	333-190610	10.4	September 5, 2013

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.17	Loan and Security Agreement between Silicon Valley Bank, Benefitfocus.com, Inc., Benefit Informatics, Inc., and Benefitfocus, Inc., dated as of August 27, 2013.	S-1/A	333-190610	10.17	September 5, 2013

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

#	Management contract or compensatory plan.
*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.