Form 10-Q/A
period 2013-09-30
Benefitfocus,Inc.
filed 2014-03-21
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Benefitfocus, Inc. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the three months ended September 30, 2013 (“Amendment No. 1”), originally filed with the Securities and Exchange Commission (“SEC”) on November 12, 2013 (the “Original Filing”), to restate its unaudited consolidated financial statements included in the Original Filing (the “Restatement”) and to reflect related matters involving the Company’s disclosure controls and procedures and internal control over financial reporting.

In connection with the Company’s year-end accounting review and preparation of its year-end financial statements, the Company discovered in the first quarter of 2014 an error in its accounting for a leased asset as more fully described in Notes 3 and 12 to the Unaudited Consolidated Financial Statements included in this Amendment No. 1. The Restatement in this Amendment No. 1 is solely related to the error in accounting for the leased asset.

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the Restatement. The following items have been amended as a result of, and only to reflect, the Restatement:

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I – Item 4. Controls and Procedures;

•	Part II – Item 1A. Risk Factors; and

•	Part II – Item 6. Exhibits.

In accordance with applicable SEC rules, this Amendment No. 1 includes certifications from the Company’s President and Chief Executive Officer, and its Chief Financial Officer dated as of the date of this filing. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after November 12, 2013, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

Benefitfocus, Inc.

Form 10-Q/A

(Amendment No. 1)

For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BENEFITFOCUS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30, 2013	As of December 31, 2012
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$84,672	$19,703
Accounts receivable, net	21,177	13,372
Prepaid expenses and other current assets	2,495	1,482

Total current assets	108,344	34,557
Property and equipment, net	22,580	20,456
Intangible assets, net	1,333	1,579
Goodwill	1,634	1,634

Total assets	$133,891	$58,226

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,596	$1,726
Accrued expenses	3,219	2,453
Accrued compensation and benefits	15,737	9,661
Deferred revenue, current portion	14,192	11,165
Financing and capital lease obligations, current portion	1,270	1,228
Notes payable, current portion	—	2,420
Contingent consideration related to acquisition, current portion	310	328

Total current liabilities	40,324	28,981

Deferred revenue, net of current portion	58,165	46,355
Revolving line of credit	5,757	—
Financing and capital lease obligations, net of current portion	9,557	9,589
Notes payable, net of current portion	—	3,561
Other non-current liabilities	1,105	871

Total liabilities	114,908	89,357

Commitments and contingencies
Redeemable convertible preferred stock:
Convertible Series A preferred stock, no par value, no shares authorized, issued and outstanding at September 30, 2013; 14,055,851 shares authorized, issued and outstanding at December 31, 2012	—	105,505
Convertible Series B preferred stock, no par value, no shares authorized, issued and outstanding at September 30, 2013; 2,441,009 shares authorized, issued and outstanding, at December 31, 2012	—	29,973

Total redeemable convertible preferred stock	—	135,478

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, no par value, no shares authorized issued and outstanding at September 30, 2013; 100,000,000 shares authorized, 20,125,063 shares issued and 4,792,347 shares outstanding at December 31, 2012	—	6,109
Common stock, par value $0.001, 50,000,000 shares authorized, 24,441,228 shares issued and outstanding at September 30, 2013; no shares authorized, issued and outstanding at December 31, 2012	24	—
Additional paid-in capital	213,756	—
Accumulated deficit	(194,797)	(172,718)

Total stockholders’ equity (deficit)	18,983	(166,609)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$133,891	$58,226

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$26,317	$20,833	$74,496	$59,531
Cost of revenue	16,171	10,680	42,938	32,519

Gross profit	10,146	10,153	31,558	27,012
Operating expenses:
Sales and marketing	7,354	6,666	27,096	21,548
Research and development	6,527	3,598	16,824	11,101
General and administrative	2,623	1,789	8,184	5,504
Change in fair value of contingent consideration	—	(1)	(43)	170

Total operating expenses	16,504	12,052	52,061	38,323

Loss from operations	(6,358)	(1,899)	(20,503)	(11,311)
Other income (expense):
Interest income	8	9	31	41
Interest expense	(554)	(480)	(1,597)	(1,469)
Other income (expense)	9	(28)	(29)	(56)

Total other expense, net	(537)	(499)	(1,595)	(1,484)

Loss before income taxes	(6,895)	(2,398)	(22,098)	(12,795)
Income tax (benefit) expense	(59)	10	(19)	49

Net loss	$(6,836)	$(2,408)	$(22,079)	$(12,844)

Comprehensive loss	$(6,836)	$(2,408)	$(22,079)	$(12,844)

Net loss per common share:
Basic and diluted	$(1.08)	$(0.50)	$(4.15)	$(2.66)

Weighted-average common shares outstanding:
Basic and diluted	6,320,731	4,836,179	5,315,008	4,824,182

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock, No Par Value		Common Stock, $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity (Deficit)
						(Restated)	(Restated)
Balance, December 31, 2012 (as previously reported)	4,792,347	$6,109				$(171,357)	$(165,248)
Restatement adjustments						(1,361)	(1,361)

Balance, December 31, 2012 (Restated)	4,792,347	6,109	—	—	—	(172,718)	(166,609)
Exercise of stock options	71,694	168	75,327	—	404	—	572
Issuance of common stock	5,000	68	—	—	—	—	68
Effects of corporate restructuring	(4,869,041)	(7,328)	4,869,041	5	7,323	—	—
Initial public offering, net of issuance costs	—	—	3,000,000	3	70,061	—	70,064
Conversion of redeemable convertible preferred stock	—	—	16,496,860	16	135,461	—	135,477
Stock-based compensation expense	—	537	—	—	284	—	821
Accretion of customer warrant	—	446	—	—	223	—	669
Net loss (Restated)	—	—	—	—	—	(22,079)	(22,079)

Balance, September 30, 2013 (Restated)	—	$—	24,441,228	$24	$213,756	$(194,797)	$18,983

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(22,079)	$(12,844)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,926	6,766
Stock-based compensation expense	821	464
Change in fair value and accretion of warrant	669	320
Change in fair value of contingent consideration	(18)	225
Provision for doubtful accounts	55	80
Loss on disposal of property and equipment	20	9
Interest accrual on financing obligation	1,325	1,330
Changes in operating assets and liabilities:
Accounts receivable, net	(7,860)	(2,437)
Prepaid expenses and other current assets	(1,012)	228
Accounts payable	3,871	405
Accrued expenses	766	456
Accrued compensation and benefits	6,076	3,659
Contingent consideration related to acquisition	—	(320)
Deferred revenue	14,838	9,165
Other non-current liabilities	234	220

Net cash and cash equivalents provided by operating activities	3,632	7,726

Cash flows from investing activities
Purchases of property and equipment	(6,695)	(5,154)
Proceeds from sale of property and equipment	9	—

Net cash and cash equivalents used in investing activities	(6,686)	(5,154)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	70,064	—
Draws on revolving line of credit	10,757	—
Payments on revolving line of credit	(5,000)	—
Proceeds from notes payable borrowing	1,465	—
Repayment of notes payable	(7,447)	(835)
Proceeds from exercises of stock options	572	84
Proceeds from issuance of common stock (excluding IPO)	68	—
Repurchases of common stock	—	(593)
Payments of contingent consideration	—	(1,700)
Payments on financing and capital lease obligations	(2,456)	(2,400)

Net cash and cash equivalents provided by (used in) financing activities	68,023	(5,444)

Net increase (decrease) in cash and cash equivalents	64,969	(2,872)
Cash and cash equivalents, beginning of period	19,703	15,856

Cash and cash equivalents, end of period	$84,672	$12,984

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired with direct financing or leases	$1,138	$—

Supplemental disclosures of cash flow information
Income taxes paid	$168	$40

Interest paid	$1,574	$1,478

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entity.

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

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Financing Obligations

In its build-to-suit lease arrangements where the Company is involved in the construction of its buildings, the Company is deemed the owner for accounting purposes during the construction period. The Company records an asset for the amount of the total project costs in Property and Equipment, net and the related financing obligation in Financing and Capital Obligations on the Consolidated Balance Sheet. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to reduce the obligation as payments are made over the lease term and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and as interest expense.

Financing obligations also include liabilities for service agreements related to property and equipment under capital leases.

Property and Equipment

In the event the Company has been deemed the owner for accounting purposes of construction projects in its build-to-suit lease arrangements, the estimated construction costs incurred to date are recorded as assets in Property and Equipment, net. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether the arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the cost of the building is depreciated over its estimated useful life.

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

3. Restatement

The Company is restating in this Amendment No. 1 to Quarterly Report on Form 10-Q/A the previously issued unaudited consolidated financial statements for the period ended September 30, 2013 to correct an error in the accounting for its headquarters lease executed in May 2005.

As the result of entering into a second build-to-suit arrangement with a related party in 2013, the Company revisited the accounting for its headquarters lease executed in May 2005. The Company concluded that it had improperly applied the “build-to-suit” provisions of ASC 840, Leases (“ASC 840”), by accounting for the arrangement as an operating lease rather a financing obligation.

The Company was involved in the construction of its headquarters office building and, for accounting purposes, is therefore deemed the “owner” during the construction period. As such, the Company is required to capitalize the construction costs on the Consolidated Balance Sheet and perform a sale-leaseback analysis pursuant to ASC 840 to determine if the Company can remove the assets from the Consolidated Balance Sheet upon completion of construction.

After construction of the headquarters building was complete, the related party of the Company continued to guarantee the debt of the lessor, thereby constituting continuing involvement of the Company and disqualifying sale-leaseback accounting treatment. As such, the Company was precluded from derecognizing the constructed assets from its Consolidated Balance Sheet when construction was complete.

As a result of this accounting correction, the Company has recorded the property and financing obligations on its Consolidated Balance Sheet and will depreciate the asset on a straight-line basis over its estimated useful life. In the Company’s Consolidated Statements of Operations and Comprehensive Loss, lease payments will be recognized as a reduction of the financing obligation and interest expense, rather than rent expense (which the Company allocates to Cost of Revenue, Sales and Marketing, Research and Development, and General and Administrative expenses). The correction impacts the classification of cash flows from operations and financing activities, but has no impact on the net increase or decrease in cash and cash equivalents reported in our Statements of Cash Flows.

Stockholder’s deficit as of December 31, 2012 was restated by $1,361 for the adjustment of the leased property. See the Consolidated Statements of Changes in Stockholders’ Equity (Deficit). The following tables summarize the corrections by financial statement line item.

	September 30, 2013			December 31, 2012
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Unaudited Consolidated Balance Sheets
Property and equipment, net	16,474	6,106	22,580	14,150	6,306	20,456
Total assets	127,785	6,106	133,891	51,921	6,305	58,226
Financing and capital lease obligations, current portion	1,170	100	1,270	1,171	57	1,228
Total current liabilities	40,224	100	40,324	28,924	57	28,981
Financing and capital lease obligations, net of current portion	604	8,953	9,557	550	9,039	9,589
Other non-current liabilities	2,593	(1,488)	1,105	2,301	(1,430)	871
Total liabilities	107,344	7,564	114,908	81,691	7,666	89,357
Accumulated deficit	(193,339)	(1,458)	(194,797)	(171,357)	(1,361)	(172,718)
Total stockholders’ equity (deficit)	20,441	(1,458)	18,983	(165,248)	(1,361)	(166,609)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	127,785	6,106	133,891	51,921	6,305	58,226

	Three Months Ended
	September 30, 2013			September 30, 2012
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Unaudited Consolidated Statements of Operations and Comprehensive Loss
Cost of revenue	16,379	(208)	16,171	10,899	(219)	10,680
Gross profit	9,938	208	10,146	9,934	219	10,153
Sales and marketing	7,426	(72)	7,354	6,727	(61)	6,666
Research and development	6,633	(106)	6,527	3,706	(108)	3,598
General and administrative	2,645	(22)	2,623	1,811	(22)	1,789
Total operating expenses	16,704	(200)	16,504	12,243	(191)	12,052
Loss from operations	(6,766)	408	(6,358)	(2,309)	410	(1,899)
Interest expense	(113)	(441)	(554)	(37)	(443)	(480)
Total other expense, net	(96)	(441)	(537)	(56)	(443)	(499)
Loss before income taxes	(6,862)	(33)	(6,895)	(2,365)	(33)	(2,398)
Net loss	(6,803)	(33)	(6,836)	(2,375)	(33)	(2,408)
Comprehensive loss	(6,803)	(33)	(6,836)	(2,375)	(33)	(2,408)
Net loss per common share, basic and diluted	(1.08)	—	(1.08)	(0.49)	(0.01)	(0.50)

	Nine Months Ended
	September 30, 2013			September 30, 2012
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Unaudited Consolidated Statements of Operations and Comprehensive Loss
Cost of revenue	43,549	(611)	42,938	33,130	(611)	32,519
Gross profit	30,947	611	31,558	26,401	611	27,012
Sales and marketing	27,331	(235)	27,096	21,791	(243)	21,548
Research and development	17,138	(314)	16,824	11,416	(315)	11,101
General and administrative	8,253	(69)	8,184	5,564	(60)	5,504
Total operating expenses	52,679	(618)	52,061	38,940	(617)	38,323
Loss from operations	(21,732)	1,229	(20,503)	(12,539)	1,228	(11,311)
Interest expense	(271)	(1,326)	(1,597)	(139)	(1,330)	(1,469)
Total other expense, net	(269)	(1,326)	(1,595)	(155)	(1,329)	(1,484)
Loss before income taxes	(22,001)	(97)	(22,098)	(12,694)	(101)	(12,795)
Net loss	(21,982)	(97)	(22,079)	(12,743)	(101)	(12,844)
Comprehensive loss	(21,982)	(97)	(22,079)	(12,743)	(101)	(12,844)
Net loss per common share, basic and diluted	(4.14)	(0.01)	(4.15)	(2.64)	(0.02)	(2.66)

	Nine Months Ended
	September 30, 2013			September 30, 2012
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Unaudited Consolidated Statements of Cash Flows
Net loss	(21,982)	(97)	(22,079)	(12,743)	(101)	(12,844)
Depreciation and amortization	5,727	199	5,926	6,567	199	6,766
Interest accrual on financing obligation	—	1,325	1,325	—	1,330	1,330
Other non-current liabilities	293	(59)	234	319	(99)	220
Net cash and cash equivalents (used in) provided by operating activities	2,263	1,369	3,632	6,397	1,329	7,726
Payments on financing and capital lease obligations	(1,087)	(1,369)	(2,456)	(1,071)	(1,329)	(2,400)
Net cash and cash equivalents provided by (used in) financing activities	69,392	(1,369)	68,023	(4,115)	(1,329)	(5,444)

4. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	As of September 30,
Anti-Dilutive Common Share Equivalents	2013	2012
Redeemable convertible preferred stock:
Series A	—	14,055,851
Series B	—	2,441,009
Stock options	3,117,177	2,781,728
Warrants to purchase common stock	500,000	500,000

Total anti-dilutive common share equivalents	3,617,177	19,778,588

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Net loss	$(6,836)	$(2,408)	$(22,079)	$(12,844)

Net loss attributable to common stockholders	$(6,836)	$(2,408)	$(22,079)	$(12,844)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,320,731	4,836,179	5,315,008	4,824,182

Net loss per common share, basic and diluted	$(1.08)	$(0.50)	$(4.15)	$(2.66)

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

5. Fair Value Measurement

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities, and accrued compensation and benefits, approximate fair value due to their short-term nature. The carrying value of the Company’s notes payable and capital leases approximates fair value, considering the borrowing rates currently available to the Company for financing arrangements with similar terms and credit risks.

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

6. Notes Payable

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

7. Commitments and Contingencies

Operating Lease Commitments and Financing and Capital Lease Obligations

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

8. Stock-Based Compensation

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

9. Warrants

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

10. Income Taxes

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

11. Segments and Geographic Information

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

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue from external customers by segment:
Employer	$9,823	$5,911	$27,417	$16,372
Carrier	16,494	14,922	47,079	43,159

Total net revenue from external customers	$26,317	$20,833	$74,496	$59,531
Depreciation and amortization by segment:
Employer	$710	$592	$2,123	$2,035
Carrier	1,331	1,287	3,803	4,731

Total depreciation and amortization	$2,041	$1,879	$5,926	$6,766
Income (loss) from operations by segment:
Employer	$(6,879)	$(4,471)	$(18,923)	$(15,878)
Carrier	521	2,572	(1,580)	4,567

Total loss from operations	$(6,358)	$(1,899)	$(20,503)	$(11,311)

Substantially all assets were held and all revenue was generated in the United States during the nine months ended September 30, 2013 and 2012.

12. Related Parties

Related Party Leasing Arrangements

The Company leases its headquarters building under the terms of a non-cancelable financing obligation from a build-to-suit lease and its additional office space in Charleston, South Carolina under the terms of a non-cancelable operating lease from an entity with which two of the Company’s directors, significant stockholders, and executives are affiliated. Both the financing obligation and the lease have 15-year terms which started in 2006 and 2009, respectively. The Company has an option to renew the financing obligation and lease for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $876 and $850 for the three months ended September 30, 2013 and 2012, respectively and $2,605 and $2,177 for the nine months ended September 30, 2013 and 2012, respectively. Amounts due to the related parties were $210 and $234 as of September 30, 2013 and December 31, 2012, respectively. Amounts due to the related parties were recorded as “Accrued expenses” as of September 30, 2013 and “Accounts payable” as of December 31, 2012.

In February 2013, the Company entered into an amendment to the 2009 operating lease. Under terms of the agreement, the Company has committed to rent additional space under the agreement. Payments for the additional space will commence in January 2014.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by one of the Company’s directors, significant stockholders and executives. Expenses related to this company were $87 and $18 for the three months ended September 30, 2013 and 2012, respectively, and $242 and $106 for the nine months ended September 30, 2013 and 2012, respectively. Amounts due to this related party were $64 as of September 30, 2013 and were recorded in “Accrued expenses.”

13. Subsequent Events

Entry into a Lease Arrangement

In December 2013, the Company entered into a 15 year lease for additional office space at its Charleston, South Carolina campus. Under the build-to-suit arrangement, the leased premises will be constructed by and leased from an entity with which two of the Company’s directors, significant stockholders, and executives are affiliated. The Company will be deemed the owner for accounting purposes during the construction period. The target commencement date for the lease payment is January 1, 2015. The approximate total minimum payments under the arrangement are $81,488 based on an estimated rentable area of approximately 145,000 square feet. In connection with the lease, the Company entered into an option to lease space in two additional adjacent buildings. The option term is 36 months and requires the Company to incur costs annually prior to the exercise of the option in the amount of up to $466 per year. If the Company terminates the option or does not exercise the option prior to expiration it will incur termination fees pro-rated through the dates of termination or expiration. The maximum liability for termination fees is $757.

Restricted Stock Grants

During December 2013, the Company granted 97,700 restricted stock units under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments generally over 4 years from the grant date. The fair value of the stock at the time of grant was $4,720.

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

Our use of adjusted gross profit and adjusted EBITDA as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized might have to be replaced in the future, and adjusted gross profit and adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted gross profit and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted gross profit and adjusted EBITDA do not reflect the potentially dilutive impact of stock-based compensation;

•	adjusted gross profit and adjusted EBITDA do not reflect interest or tax payments that would reduce the cash available to us; and

•	other companies, including companies in our industry, might calculate adjusted gross profit and adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Reconciliation from Gross Profit to Adjusted Gross Profit:
Gross profit	$10,146	$10,153	$31,558	$27,012
Depreciation and amortization	1,773	1,675	5,161	6,025
Stock-based compensation expense	57	42	188	126

Adjusted gross profit	$11,976	$11,870	$36,907	$33,163

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(6,836)	$(2,408)	$(22,079)	$(12,844)
Depreciation and amortization	2,041	1,880	5,926	6,766
Interest income	(8)	(9)	(31)	(41)
Interest expense	554	480	1,597	1,469
Income tax (benefit) expense	(59)	10	(19)	49
Stock-based compensation expense	284	153	821	464

Total net adjustments	$2,812	$2,514	$8,294	$8,707

Adjusted EBITDA	$(4,024)	$106	$(13,785)	$(4,137)

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

Other Income and Expense

Other income and expense consists primarily of interest income and expense, accretion of contingent consideration, and gain (loss) on disposal of fixed assets. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding borrowings under our financing obligations, existing notes and credit facilities.

Income Tax Expense (Benefit)

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense or benefit for the three months ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012. Net operating loss carryforwards for federal income tax purposes were $25.6 million at December 31, 2012. State net operating loss carryforwards were approximately $23.6 million at December 31, 2012. Federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2032, if not utilized. State net operating losses will expire at various dates beginning in 2014 through 2032, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$26,317	$20,833	$74,496	$59,531
Cost of revenue (1)	16,171	10,680	42,938	32,519

Gross profit	10,146	10,153	31,558	27,012
Operating expenses:
Sales and marketing (1)	7,354	6,666	27,096	21,548
Research and development (1)	6,527	3,598	16,824	11,101
General and administrative (1)	2,623	1,789	8,184	5,504
Change in fair value of contingent consideration	—	(1)	(43)	170

Total operating expenses	16,504	12,052	52,061	38,323
Loss from operations	(6,358)	(1,899)	(20,503)	(11,311)
Other income (expense):
Interest income	8	9	31	41
Interest expense	(554)	(480)	(1,597)	(1,469)
Other income (expense)	9	(28)	(29)	(56)

Total other expense, net	(537)	(499)	(1,595)	(1,484)
Loss before income taxes	(6,895)	(2,398)	(22,098)	(12,795)
Income tax expense (benefit)	(59)	10	(19)	49

Net loss	$(6,836)	$(2,408)	$(22,079)	$(12,844)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	57	42	188	126
Sales and marketing	29	15	93	45
Research and development	56	28	189	85
General and administrative	142	68	351	208

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	61.4	51.3	57.6	54.6

Gross profit	38.6	48.7	42.4	45.4
Operating expenses:
Sales and marketing	27.9	32.0	36.4	36.2
Research and development	24.8	17.3	22.6	18.6
General and administrative	10.0	8.6	11.0	9.2
Change in fair value of contingent consideration	0.0	0.0	(0.1)	0.3

Total operating expenses	62.7	57.9	69.9	64.3

Loss from operations	(24.2)	(9.1)	(27.5)	(19.0)
Other income (expense):
Interest income	0.0	0.0	0.0	0.1
Interest expense	(2.1)	(2.3)	(2.1)	(2.5)
Other income (expense)	0.0	(0.1)	(0.0)	(0.1)

Total other expense, net	(2.1)	(2.4)	(2.1)	(2.5)

Loss before income taxes	(26.2)	(11.5)	(29.7)	(21.5)
Income tax expense	(0.2)	0.0	0.0	0.1

Net loss	(26.0)%	(11.5)%	(29.7)%	(21.6)%

Our Segments

The following table sets forth segment results for revenue, gross profit, and loss from operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Employer	$9,823	$5,911	$27,417	$16,372
Carrier	16,494	14,922	47,079	43,159

Total revenue	$26,317	$20,833	$74,496	$59,531

Gross profit:
Employer	$2,437	$2,375	$9,565	$6,425
Carrier	7,709	7,778	21,993	20,587

Total gross profit	$10,146	$10,153	$31,558	$27,012

Income (loss) from operations:
Employer	$(6,879)	$(4,471)	$(18,923)	$(15,878)
Carrier	521	2,572	(1,580)	4,567

Total loss from operations	$(6,358)	$(1,899)	$(20,503)	$(11,311)

Comparison of Three Months Ended September 30, 2013 and 2012

Revenue

	Three Months Ended September 30,
	2013		2012
		Percentage of	Amount	Percentage of	Period-to-Period Change
	Amount	Revenue		Revenue	Amount	Percentage
	(dollars in thousands)
Software services	$24,523	93.2%	$19,059	91.5%	$5,464	28.7%
Professional services	1,794	6.8	1,774	8.5	20	1.1

Total revenue	$26,317	100.0%	$20,833	100.0%	$5,484	26.3%

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

Cost of Revenue

	Three Months Ended September 30,
	2013		2012
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Cost of revenue	$16,171	61.4%	$10,680	51.3%	$5,491	51.4%

Cost of revenue increased by $5.5 million, or 51.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. As a percentage of revenue, cost of revenue increased to 61.4% for the three months ended September 30, 2013 from 51.3% for the three months ended September 30, 2012. The increase in cost of revenue in absolute terms was in part attributable to a $3.4 million increase in salaries and personnel-related costs, of which $2.1 million was associated with additional customer service headcount to support a growing number of customers, $1.0 million was associated with additional engineering headcount to perform customer implementations, and $0.2 million was due to increased information technology, or IT, headcount, leading to increased IT overhead costs allocated to cost of revenue. In addition, we experienced a $1.3 million increase in professional fees for assistance with enrollment at a large customer and with customer implementations and $0.2 million increase in travel expenses to client sites. Also, we experienced a $0.3 million increase in infrastructure maintenance costs to support our platform. Additional hiring led to a $0.1 million increase in recruiting costs.

Gross Profit

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Software services	$15,534	63.3%	$12,414	65.1%	$3,120	25.1%
Professional services	(5,388)	(300.3)	(2,261)	(127.5)	(3,127)	138.3

Gross profit	$10,146	38.6%	$10,153	48.7%	$(7)	(0.1)%

Software services gross profit increased by $3.1 million, or 25.1%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in software services gross profit was driven by a $5.5 million, or 28.7%, increase in software services revenue, partially offset by a $2.3 million, or 35.3%, increase in software services cost of revenue. Software services cost of revenue included $19 and $20 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively; and $1.6 million and $1.5 million of depreciation and amortization for the three months ended September 30, 2013 and 2012, respectively.

Professional services gross loss increased by $3.1 million, or 138.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in professional services gross loss was driven by a $3.1 million, or 77.9%, increase in professional services cost of revenue. Professional services cost of revenue included $38 and $22 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively. In addition, professional services cost of revenue included $0.1 million in depreciation and amortization for the three months ended September 30, 2013 and 2012. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Employer	$2,437	24.8%	$2,375	40.2%	$62	2.7%
Carrier	7,709	46.7	7,778	52.1	(69)	(0.9)

Gross profit	$10,146	38.6%	$10,153	48.7%	$(7)	(0.1)%

Employer gross profit did not substantially change between the three months ended September 30, 2012 and the three months ended September 30, 2013, because the $3.9 million, or 66.2%, increase in employer revenue was offset by a $3.8 million, or 108.9, increase in employer cost of revenue. The increase in cost of revenue in absolute terms is primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $0.5 million of depreciation and amortization for both the three months ended September 30, 2013 and the three months ended September 30, 2012. In addition, our employer gross profit included $27 and $13 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively.

Carrier gross profit did not substantially change between the three months ended September 30, 2012 and the three months ended September 30, 2013, because the $1.6 million, or 10.5%, increase in carrier revenue was offset by a $1.6 million, or 23.0%, increase in carrier cost of revenue. The increase in cost of revenue in absolute terms is primarily attributable to new individual carrier customer and product implementations. Our carrier gross profit included $1.2 million in depreciation and amortization for both the three months ended September 30, 2013 and the three months ended September 30, 2012. In addition, our carrier gross profit included $30 and $29 of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively.

Sales and Marketing

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Sales and marketing	$7,354	27.9%	$6,666	32.0%	$688	10.3%

Sales and marketing expense increased by $0.7 million, or 10.3%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in sales and marketing expense was primarily attributable to a $0.6 million increase in salaries and personnel-related costs due to sales and marketing associates hired to continue driving revenue growth.

Research and Development

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Research and development	$6,527	24.8%	$3,598	17.3%	$2,929	81.4%

Research and development expense increased by $2.9 million, or 81.4%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in research and development expense was primarily attributable to a $2.0 million increase in salaries and personnel-related costs due to additional research and development headcount and performance-based salary increases. The new hiring resulted in a $0.1 million increase in recruiting costs. Additionally, we experienced a $0.6 million increase in engineering consulting fees for assistance in product development.

General and Administrative

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
General and administrative	$2,623	10.0%	$1,789	8.6%	$834	46.6%

General and administrative expense increased by $0.8 million, or 46.6%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $0.5 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. In addition, we experienced a $0.2 million increase in consulting and professional fees and a $0.1 million increase in travel costs incurred in connection with our IPO and its execution.

Segment Income (Loss) From Operations

	Three Months Ended September 30,
	2013		2012
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Employer	$(6,879)	(70.0)%	$(4,471)	(75.6)%	$(2,408)	53.9%
Carrier	521	3.2	2,572	17.2	(2,051)	(79.7)

Loss from operations	$(6,358)	(24.2)%	$(1,899)	(9.1)%	$(4,459)	234.8%

Employer loss from operations increased by $2.4 million, or 53.9%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in employer loss from operations was attributable to an increase in employer operating expenses of $2.5 million. The increase in operating expenses was primarily attributable to a $1.4 million increase in research and development expense and a $0.6 million increase in sales and marketing expense. The increase in sales and marketing expense was attributable to hiring of employer sales associates to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving and expanding our existing products and technology infrastructure to allow further growth in employer customer base.

Carrier income from operations decreased by $2.1 million, or 79.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in carrier income from operations was attributable to an increase in carrier operating expenses of $2.0 million. The increase in operating expenses was primarily attributable to increases of $1.5 million and $0.3 million in research and development and general and administrative expenses, respectively. The increase in research and development expense was primarily driven by a headcount increase attributable to the increased development activity related to the Marketplace product during the three months ended September 30, 2013. The increase in general and administrative expense was primarily attributable to an increase in general and administrative personnel to support our growing business.

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

Cost of Revenue

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Cost of revenue	$42,938	57.6%	$32,519	54.6%	$10,419	32.0%

Cost of revenue increased by $10.4 million, or 32.0%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. As a percentage of revenue, cost of revenue increased to 57.6% for the nine months ended September 30, 2013 from 54.6% for the nine months ended September 30, 2012. The increase in cost of revenue in absolute terms was in part attributable to a $6.8 million increase in salaries and personnel-related costs, primarily consisting of a $4.5 million increase associated with additional customer service headcount to support a growing number of customers and $2.1 million increase associated with additional engineering headcount to perform customer implementations for new employer customers and for our Marketplace product at carrier customers. In addition, we experienced a $2.0 million increase in professional fees to prepare for and assist with an open enrollment period at a large customer and to assist with customer implementations and $0.5 million increase in travel expenses to client sites. Also, we experienced a $0.9 million increase in infrastructure maintenance costs to support our products and platform and a $0.6 million increase in facilities expenses as a result of adding office space. Additional hiring led to a $0.2 million increase in recruiting costs. These increases were partially offset by a decrease of $0.7 million in amortization expense associated with the 2012 impairment charge related to capitalized software development costs.

Gross Profit

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Software services	$44,445	64.0%	$33,722	61.2%	$10,723	31.8%
Professional services	(12,887)	(255.3)	(6,710)	(151.5)	(6,177)	92.1

Gross profit	$31,558	42.4%	$27,012	45.4%	$4,546	16.8%

Software services gross profit increased by $10.7 million, or 31.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in software services gross profit was driven by an $14.3 million, or 26.0%, increase in software services revenue, partially offset by a $3.6 million, or 16.9%, increase in software services cost of revenue. Software services cost of revenue included $65 of stock-based compensation expense for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012; and $4.9 million and $5.5 million of depreciation and amortization for the nine months ended September 30, 2013 and 2012, respectively. The decrease in depreciation and amortization expense was primarily due to a charge taken in 2012 related to impairment of capitalized software development costs.

Professional services gross loss increased by $6.2 million, or 92.1%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in professional services gross loss was driven by a $6.8 million, or 61.0%, increase in professional services cost of revenue, partially offset by a $0.6 million, or 14.0%, increase in professional services revenue. Professional services cost of revenue included $123 and $61 of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. In addition, professional services cost of revenue included $0.3 million in depreciation and amortization for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Employer	$9,565	34.9%	$6,425	39.2%	$3,140	48.9%
Carrier	21,993	46.7	20,587	47.7	1,406	6.8

Gross profit	$31,558	42.4%	$27,012	45.4%	$4,546	16.8%

Employer gross profit increased by $3.1 million, or 48.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in employer gross profit was driven by a $11.0 million, or 67.5%, increase in employer revenue, partially offset by a $7.9 million, or 79.5%, increase in employer cost of revenue. The increase in cost of revenue in absolute terms is primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new individual employer customer implementations. Our employer gross profit included $1.8 and $1.5 million of depreciation and amortization for the nine months ended September 30, 2013 and 2012, respectively. In addition, our employer gross profit included $76 and $37 of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively.

Carrier gross profit increased by $1.4 million, or 6.8%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in carrier gross profit was driven by a $3.9 million, or 9.1%, increase in carrier revenue, partially offset by a $2.5 million, or 11.1%, increase in carrier cost of revenue. The increase in cost of revenue in absolute terms is primarily attributable to new individual carrier customer and product implementations, including of our Marketplace product. Our carrier gross profit included $3.4 million and $4.3 million in depreciation and amortization for the nine months ended September 30, 2013 and 2012, respectively. In addition, our carrier gross profit included $112 and $89 of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively.

Sales and Marketing

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Sales and marketing	$27,096	36.4%	$21,548	36.2%	$5,548	25.7%

Sales and marketing expense increased by $5.5 million, or 25.7%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in sales and marketing expense was primarily attributable to a $4.5 million increase in commissions and sales bonus expenses due to increased sales during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We also hired sales and marketing personnel to continue driving revenue growth, leading to a $0.7 million increase in salaries and personnel related costs. The additional hiring resulted in a $0.3 million increase in recruiting costs.

Research and Development

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Research and development	$16,824	22.6%	$11,101	18.6%	$5,723	51.6%

Research and development expense increased by $5.7 million, or 51.6%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in research and development expense was primarily attributable to a $3.9 million increase in salaries and personnel-related costs and a $0.2 million increase in recruiting costs due to additional research and development headcount. Additionally, we experienced a $0.9 million increase in engineering consulting fees for assistance in product development, a $0.3 million increase in facilities expenses and depreciation as a result of adding office space and equipment to accommodate the increased headcount.

General and Administrative

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
General and administrative	$8,184	11.0%	$5,504	9.2%	$2,680	48.7%

General and administrative expense increased by $2.7 million, or 48.7%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $1.6 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and an increase in performance-driven management bonuses. We also experienced a $0.1 million increase in stock-based compensation expense due to grants made in October 2012, May 2013, and August 2013 to incentivize our management. In addition, we experienced a $0.5 million increase in consulting and professional fees and a $0.2 million increase in travel costs incurred in connection with our IPO.

Segment Income (Loss) From Operations

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
		Percentage of		Percentage of
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Employer	$(18,923)	(69.0)%	$(15,878)	(97.0)%	$(3,045)	19.2%
Carrier	(1,580)	(3.4)	4,567	10.6	(6,147)	(134.6)

Loss from operations	$(20,503)	(27.5)%	$(11,311)	(19.0)%	$(9,192)	81.3%

Employer loss from operations increased by $3.0 million, or 19.2%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in employer loss from operations was attributable to an increase in employer operating expenses of $6.2 million offset by an increase of $3.1 million in employer gross profit. The increase in operating expenses was primarily attributable to a $3.3 million increase in sales and marketing expense, a $1.6 million increase in research and development expense and a $1.5 million increase in general and administrative expense. The increase in sales and marketing expense was attributable to an increase in commissions and sales bonus expenses due to increased sales to new employer customers during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We also hired employer sales personnel to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving our existing products and technology infrastructure to allow further growth in our employer customer base. The increase in general and administrative expense was primarily attributable to an increase in general and administrative personnel to support our growing business.

Carrier income from operations decreased by $6.1 million, or 134.6%, to a loss for the nine months ended September 30, 2013. The carrier loss from operations was attributable to an increase in carrier operating expenses of $7.6 million offset by an increase of $1.4 million in carrier gross profit. The increase in operating expenses was primarily attributable to an increase of $4.2 million in research and development expense, an increase of $2.2 million in sales and marketing expense, and an increase of $1.2 million in general and administrative expense. The increase in research and development expense was primarily driven by a headcount increase attributable to the increased development activity related to our Marketplace product during the nine months ended September 30, 2013. The increase in sales and marketing expense was primarily attributable to an increase in commissions and sales bonus expenses due to increased sales during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to an increase in general and administrative personnel to support our growing business.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(Restated)	(Restated)
	(in thousands)
Cash provided by (used in):
Operating activities	$3,632	$7,726
Investing activities	(6,686)	(5,154)
Financing activities	68,023	(5,444)

Operating Activities

For the nine months ended September 30, 2013, our net cash and cash equivalents provided by operating activities of $3.6 million consisted of $16.9 million of cash provided by changes in working capital and $8.8 million in adjustments for non-cash items, partially offset by a net loss of $22.1 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $5.9 million, accrual of interest on financing obligations of $1.3 million, non-cash stock compensation expense of $0.8 million, and change in fair value and accretion of warrant of $0.7 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $14.8 million, an increase in accrued compensation and benefits of $6.1 million, and an increase in accounts payable and accrued expenses of $4.6 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from normal fluctuation in payroll dates and an increase in the number of associates. The increase in accounts payable resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $7.9 million increase in accounts receivable and a $1.0 million increase in prepaid expenses and other current assets. The increase in accounts receivable was primarily attributable to increased revenue and fees not yet recognized as revenue in the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, our net cash and cash equivalents provided by operating activities of $7.7 million consisted of $11.4 million of cash provided by changes in working capital and $9.2 million in adjustments for non-cash items, partially offset by a net loss of $12.8 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.8 million, accrual of interest on financing obligations of $1.3 million, non-cash stock compensation expense of $0.5 million, and change in fair value and accretion of warrant of $0.3 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $9.2 million, an increase in accrued compensation and benefits of $3.7 million, and an increase in accounts payable and accrued expenses of $0.9 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from normal fluctuation in payroll dates. The increase in accounts payable resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $2.4 million increase in accounts receivable. The increase in accounts receivable was primarily attributable to increased revenue and fees not yet recognized as revenue in the nine months ended September 30, 2012.

Investing Activities

For the nine months ended September 30, 2013 and 2012, net cash used in investing activities was $6.7 million and $5.2 million, respectively, for the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities was $68.0 million, consisting of $70.1 million in proceeds from our IPO, net of issuance costs, $12.2 million in proceeds from line of credit and notes payable borrowings, partially offset by $14.9 million in repayments of notes payable, line of credit, financing obligations, and capital leases.

For the nine months ended September 30, 2012, net cash used in financing activities was $5.4 million, primarily consisting of $3.2 million in repayments of debt, financing obligations, and capital leases and $1.7 million in payments of contingent consideration.

Commitments

In February 2013, we amended a 2009 office lease agreement to expand the office space rented under the lease. This amendment increases our commitment by $9.9 million over the term starting in January 2014 through June 2024. This agreement is with an entity with which two of our directors, significant stockholders and executives are affiliated.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Our management has concluded that the material weakness that arose in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012 with respect to our accounting for certain deferred revenue balances and the related revenue recognition was remediated at December 31, 2013. In the first quarter of 2014, we identified a separate material weakness in internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. This material error resulted from our incorrect interpretation of standards under ASC 840, Leases, related to this build-to-suit lease where we, as the lessee, were involved in asset construction. As a result, we previously incorrectly accounted for the lease as an operating lease rather than a financing obligation. To correct the error, we have restated our financial statements related to the period ended September 30, 2013 in this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Based on their evaluation and in light of the material weakness in the accounting for leasing transactions, our President and Chief Executive Officer, and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2013.

Remediation Efforts to Address Material Weakness

Our management is in the process of remediating the material weakness in accounting for leasing transactions, which included a review of all of our leases to identify and correct instances where we were not complying with generally accepted accounting principles with regard to lease accounting. In addition, we are developing updated procedures to reflect the technical guidance for lease accounting and have engaged external technical resources to assist with the proper implementation of accounting standards for leases going forward.

In the opinion of our President and Chief Executive Officer, and our Chief Financial Officer, these planned steps will remediate the material weakness in our internal control over financial reporting with respect to lease accounting and the ineffectiveness of our disclosure controls and procedures. However, no assurances that our remediation is effective can be made until the remedial controls operate for a period of time. We expect to have the material weakness remediated by mid-2014.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013. Based on that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that, except as otherwise discussed above, there was no material change in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $14.9 million, $15.1 million, and $2.5 million for the years ended December 31, 2012, 2011, and 2010, respectively and net losses of $22.1 million and $12.8 million for the nine months ended September 30, 2013 and 2012, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

As of September 30, 2013, we had an aggregate of 24,441,228 shares of common stock outstanding. Of these shares, approximately 18,768,882 shares will be eligible for sale on March 16, 2014, upon the expiration of lock-up agreements with the underwriters for our IPO, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. As of September 30, 2013, there were outstanding options and a warrant to purchase 3,617,177 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. We also intend to register an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock. The lock-up agreements with the underwriters for our IPO expire 180 days after the date of the final prospectus for the offering of September 17, 2013.

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

We have identified material weaknesses in connection with the preparation of our financial statements, and failure to develop and maintain adequate financial controls could cause us to have additional material weaknesses, which could adversely affect our operations and financial position.

As previously reported, in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012, we identified a material weakness in our accounting for certain deferred revenue balances and the related revenue recognition. This material weakness arose in connection with increasing the estimated expected life of our customer relationships, which results in extending the term over which we recognize deferred revenue. As of December 31, 2013, this previously reported material weakness was remediated.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we identified a separate material weakness in the internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. This material error resulted from our incorrect interpretation of standards under ASC 840, Leases, related to this build-to-suit lease where we, as the lessee, were involved in asset construction. As a result, we previously incorrectly accounted for the lease as an operating lease rather than a financing obligation. To correct the error, we have restated our financial statements relating to the period ended September 30, 2013 in this Amendment No. 1 to Quarterly Report on Form 10-Q/A. Our management is in the process of remediating this material weakness in accounting, which included a review of all of our leases to identify and correct instances where we were not complying with generally accepted accounting principles with regard to lease accounting. In addition, we are developing updated procedures to reflect the technical guidance for lease accounting and have engaged external technical resources to assist with the proper implementation of accounting standards for leases going forward.

While we believe that the planned steps will remediate the material weakness in our internal control over financial reporting with respect to lease accounting, no assurances can be made that our remediation is effective until our remedial controls operate for a period of time. We expect to have the material weakness remediated by mid-2014.

We may in the future also discover additional material weaknesses that require remediation. In addition, an internal control system, no matter how well-designed, cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we might not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

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

ITEM 6. EXHIBITS

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus.com, Inc. issued November 23, 2009.	S-1	333-190610	4.5	August 14, 2013

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	S-1/A	333-190610	10.4	September 5, 2013

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.17	Loan and Security Agreement between Silicon Valley Bank, Benefitfocus.com, Inc., Benefit Informatics, Inc., and Benefitfocus, Inc., dated as of August 27, 2013.	S-1/A	333-190610	10.17	September 5, 2013

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

#	Management contract or compensatory plan.
*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 20, 2014

Benefitfocus, Inc.

By:	/s/ Milton A. Alpern
Milton A. Alpern,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus.com, Inc. issued November 23, 2009.	S-1	333-190610	4.5	August 14, 2013

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	S-1/A	333-190610	10.4	September 5, 2013

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.17	Loan and Security Agreement between Silicon Valley Bank, Benefitfocus.com, Inc., Benefit Informatics, Inc., and Benefitfocus, Inc., dated as of August 27, 2013.	S-1/A	333-190610	10.17	September 5, 2013

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

#	Management contract or compensatory plan.
*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.