Form 10-K
period 2013-12-31
Benefitfocus,Inc.
filed 2014-03-21
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-36061

Benefitfocus, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2346314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Benefitfocus Way

Charleston, South Carolina 29492

(Address of principal executive offices and zip code)

(843) 849-7476

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common Stock, $0.001 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2013 (based on the closing sale price of $57.74 on that date), was approximately $353,872,000. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 24,531,166.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders currently scheduled to be held on June 7, 2014 are incorporated by reference into Part III hereof.

Benefitfocus, Inc.

Form 10-K

For Year Ended December 31, 2013

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain and hire necessary associates and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this report, the terms “Benefitfocus, Inc.,” “Benefitfocus,” “Company,” “company,” “we,” “us,” and “our” mean Benefitfocus, Inc. and its subsidiaries unless the context indicates otherwise.

Item 1. Business

Overview

Benefitfocus is a leading provider of cloud-based benefits software solutions for consumers, employers, insurance carriers, and brokers. The Benefitfocus platform provides an integrated suite of solutions that enables our employer and insurance carrier customers to more efficiently shop, enroll, manage, and exchange benefits information. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and voluntary benefits plans, such as critical illness, supplemental income, and wellness programs. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus platform has grown.

The Benefitfocus platform enables our customers to simplify the management of complex benefits processes, from sales through enrollment and implementation to ongoing administration. It provides consumers with an engaging, highly intuitive, and personalized user interface for selecting and managing all of their benefits via the web or mobile devices. Employers use our solutions to streamline benefits processes, keep up with complex regulatory requirements, control costs, and offer a greater variety of plans to attract, retain, and motivate their employees. Insurance carriers use our solutions to more effectively market offerings, manage billing, and improve the enrollment process. We also provide a network of over 900 benefit provider data exchange connections, which facilitates the otherwise highly fragmented interaction among employees, employers, and carriers.

We serve two separate but related market segments. Our fastest growing market segment, the employer market, consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are approximately 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem. As of December 31, 2013, we served over 20 million consumers on the Benefitfocus platform. As of December 31, 2013, we served 393 large employer customers, an increase from 121 in 2009, and 40 carrier customers, an increase from 28 in 2009.

We sell the Benefitfocus platform on a subscription basis, typically through annual contracts with our employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Our software-as-a-service (“SaaS”) model provides us visibility into our future operating results through increased revenue predictability, which enhances our ability to manage our business. Historically, our annual software services revenue retention rate has been in excess of 95%. Our total revenue increased from $81.7 million in 2012 to $104.8 million in 2013, representing a 28.2% year-over-year increase. Our employer revenue increased from $23.8 million in 2012 to $40.7 million in 2013, representing a 71.1% year-over-year increase. Our carrier revenue increased from $58.0 million in 2012 to $64.1 million in 2013, representing a 10.6% year-over-year increase. We had net losses of $14.9 million in 2012 and $30.4 million in 2013. Our company was founded in 2000, and we currently employ approximately 981 associates.

Industry Background

The administration and distribution of benefits to employees is a mainstay of the U.S. economy. Providing these benefits is costly and complex and requires the exchange of information, application of rules, and transfer of funds among a wide variety of constituents, including consumers, employers, insurance carriers, brokers, benefits outsourcers, payroll processors, and financial institutions. According to IBISWorld calculations, in 2012, the market for HR benefits administration in the United States was over $59 billion. In addition, Gartner estimates that in 2012, the U.S. insurance industry spent over $55 billion on software and related services.1

The variety and complexity of core benefits plans, including healthcare, dental, life, and disability insurance continues to grow. In addition, employers are increasingly offering a range of voluntary benefits plans, such as critical illness, supplemental income, and wellness programs. The current system for providing benefits is changing rapidly and suffers from significant inefficiency as a result of complexity, regulation, and the involvement of multiple parties, leaving room for substantial improvement along the entire benefits value chain.

[1]	Gartner, Forecast: Enterprise IT Spending by Vertical Industry Market, Worldwide, 1Q13 Update, United States Insurance Market Spending on Software, IT Services, and Internal Services.

Employer Market

As of 2010, according to the United States Census Bureau, there were approximately 5.7 million employers in the United States. Currently, we believe there are over 18,000 entities that employ more than 1,000 individuals. A significant and growing portion of employers’ costs is non-salary benefits, such as the health insurance that they provide to their employees. With healthcare and other premiums increasing, senior executives are prioritizing benefits administration in their organizations, searching for ways to contain costs without sacrificing benefits. In addition, the expense burden continues to shift to employees. Employees’ contributions to premiums for health insurance have grown from approximately $318 in 1999 to approximately $951 per employee in 2012. Employers recognize the importance of offering a greater variety of core and voluntary benefits as a means to attract, motivate, and retain employees. They must maintain relationships with multiple insurance carriers and many other benefits providers, placing a substantial administrative burden on their organizations.

Employers’ distribution, management, and administration of employee benefits has historically consisted of error-prone, paper-based processes, and a patchwork of customized software tools, which are costly to maintain, often lack necessary functionality, and fail to address the increasing complexity of the benefits marketplace. As benefits offerings become more complex and employees bear more of the cost of those benefits, HR software solutions that streamline information, simplify choices, and engage employees are increasingly in demand. Employees desire tailored, dynamic, and interactive communication of critical benefits information as they become accustomed to receiving personalized content through various consumer applications on a range of devices.

Legacy HR systems were generally designed as extensions of enterprise resource planning, or ERP, systems, built for back-office responsibilities like finance and accounting. As a result, these systems lack functionality and ease-of-use for employees. Many legacy HR systems were not designed to integrate with the broader benefits ecosystem, including brokers, carriers, and wellness providers. This results in expensive, error-prone, and frustrating experiences for employers and employees. Benefits outsourcers have attempted to compensate for the shortcomings of legacy HR systems, but they have generally lacked adequate technology solutions necessary to keep up with the rapidly evolving benefits landscape. As a result, employees are often not provided with the appropriate functionality and information required to select and manage their benefits effectively.

Modern technology, changing communication patterns, and a constantly evolving benefits ecosystem have changed the employee-employer relationship. HR executives continue to search for effective strategies to increase efficiency and contain costs, while increasing employee engagement and satisfaction. Employers are increasingly interested in SaaS solutions that can help capture and analyze benefits data and ultimately lead to healthier, happier, and more productive employees. In order to manage the distribution and administration of benefits effectively, employers need an integrated platform, capable of handling all benefits in one place and providing a highly personalized experience for employees.

Insurance Carrier Market

The employee benefits market consists of a myriad of insurance carriers and products. According to the U.S. Bureau of Labor Statistics, the single largest benefit provided to employees in the United States is healthcare insurance, often encompassing more than 90% of all insurance benefits spending by employers. According to SNL Financial data, the U.S. private healthcare insurance market consists of approximately 313 carriers covering approximately 176 million individual consumers. Carriers provide benefits primarily through over 5.7 million U.S. employers.

Large, national insurance carriers also offer numerous individual health plans of different types, including health maintenance organizations, preferred provider organizations, point-of-service plans, and health savings accounts across the 50 states. Each carrier offers a complex variety of health insurance plans, with each plan requiring multiple decisions to address the specific needs of employers and their individual employees. Despite widespread carrier consolidation, numerous disparate systems remain in place, with many large carriers operating on multiple IT systems. Carriers often rely on manual processes and siloed software applications to bridge gaps in legacy administration systems. Even as carriers attempt to modernize and keep up with evolving industry practices and a changing regulatory landscape, they have difficulty connecting with the broader healthcare system.

The effective delivery and management of healthcare benefits depends on the timely, continuous exchange of data among carriers, their employer customers, and individual members. Legacy benefits management systems often lack important functionality such as web and mobile self-service capabilities and real-time data exchange. Critical carrier processes, including member enrollment, billing, communications, and retail marketing have often been under-optimized or neglected by legacy systems, and carriers have devoted significant internal resources to cover technology gaps. In addition, healthcare reform mandates and the rise of exchanges have increased focus on carriers’ retail distribution capabilities, which require additional investment.

Governmental oversight, punctuated with the passage of the Patient Protection and Affordable Care Act, or PPACA, has led to an increasingly intricate regulatory framework under which health benefits are delivered, accessed, and maintained. PPACA significantly expands insurance coverage through the individual mandate, with the goal of providing healthcare insurance to all U.S. citizens. To encourage enrollment, PPACA introduces a new distribution model in the form of healthcare exchanges—online marketplaces that allow insurance carriers to compete directly for new members. PPACA authorized the creation of publicly funded state exchanges in which individuals and small businesses can purchase health insurance directly from carriers. In addition to these federally mandated public exchanges, a number of private entities, including benefit outsourcers, carriers, and brokers are establishing their own private exchanges. We expect private exchanges will be less rigid, promoting both health and non-health benefits, with substantially fewer rules around the types of benefits offered. As insurance carriers continue to bolster their retail distribution capabilities, we believe they will require new technology solutions to attract additional members through private exchanges.

Reportable Segments

Our reportable segments, Employer and Carrier, are based on type of customer. Financial information for Benefitfocus’ reportable segments is included in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

The Benefitfocus Solutions

We provide a multi-tenant cloud-based benefit platform to the employer and carrier markets. The Benefitfocus platform offers an integrated suite of software solutions that enables our customers to more efficiently shop, enroll, manage, and exchange benefits information.

We believe our solutions help employers in the following important ways:

Simplify Benefits Enrollment.    Our solutions reduce the complexity of benefits enrollment by integrating all plan information in one place and presenting it to employees in an organized and easy- to-understand manner. Employees shop and enroll using a highly intuitive and engaging consumer-oriented interface. Side-by-side comparison tools and real-time quotes enable employees to understand and compare plans and determine how much each option will cost them every month. Notifications are sent in real-time when revised plan designs or new legislation affect coverage. We create videos and use avatars to give employees straightforward explanations of plan details, limitations, changes, and cost-sharing levels.

Transition to Defined Contribution Benefits Funding Model.    Our solutions help enable employers’ ongoing shift to defined contribution plans. Defined contribution plans differ from traditional defined benefit plans as they grant employees a stipend with which to purchase benefits of their choosing. Defined contribution plans also offer more discretion and options compared to defined benefit plans. Our products support traditional defined benefit plans, allowing employees to select from a list of benefits offered by their employer, calculating required member contributions, and recording and transmitting elections and other important information to payroll. Separately, with respect to defined contribution plans, our exchange solutions help facilitate an online shopping environment with many benefits options that allows employees to select personalized benefit offerings to suit their individual needs.

Reduce Cost and Increase ROI.    Our solutions automate the benefits management process and reduce the cost associated with clerical errors and covering ineligible employees and dependents. They significantly reduce errors resulting from manual file creation, data entry, and sending enrollment materials via mail or fax. The Benefitfocus platform ensures plan information is more accurately captured and submitted in real-time. Automated audits and dependent verification functionality accurately ensure employers only pay benefits for eligible employees. Our solutions also include advanced analytics that enable employers and employees to quickly gather, report, and forecast benefit costs.

Attract, Retain, and Motivate Employees.    Our solutions help employers attract, retain, and motivate top talent by delivering benefits information through a highly intuitive and engaging user interface. The Benefitfocus platform supports more than 100 types of plans and numerous third-party apps. Our solutions enable employees to have better visibility into the value of the plans available through their employers. Employees have a better understanding of their benefits and are empowered to make informed decisions. We believe that when employees understand the value of their benefits, they are more likely to be satisfied with and engaged in their jobs.

Streamline HR Processes.    Our solutions eliminate the time-consuming and labor-intensive, often paper-based, processes associated with managing employee benefits plans, making HR professionals more efficient. Our solutions reduce the need to store paper forms and new hire enrollment packets, and provide one place to easily manage all benefits and related information. Employers and HR professionals can efficiently enroll users or update information, and communicate or make changes to plans in real-time. An intuitive user interface and a library of contextual online content explaining complex concepts and terms promote manager and employee self-service.

Integrate Seamlessly with other Related Systems.    Our solutions can be easily and securely integrated with a variety of related systems, including carrier membership and billing systems, payroll and HR systems, banks, and other third-party administrators. We provide a network of over 900 benefit provider data exchange connections. Our solutions ensure accurate paycheck deductions and real-time enrollment in a variety of benefits plans. The Benefitfocus platform supports multiple data integration methods, including event-driven transactions, real-time web services, and XML or fixed-width file-based data exchange. In addition to convenient and flexible data exchange, the Benefitfocus platform also ensures that data is secure and accurate. Our open architecture further extends our functionality by allowing third parties to develop and offer apps and services on our platform.

We believe our solutions help insurance carriers in the following important ways:

Attract and Maintain Membership.    Our solutions allow carriers to maximize sales capacity and efficiency by communicating directly with their employer customers and individual members. Carriers can track leads, generate quotes, create proposals with multiple products, and quickly follow-up with potential customers and members. The Benefitfocus platform also allows carriers to automate and integrate direct marketing, sales, underwriting, and enrollment to provide a high quality, efficient, and engaging online consumer shopping experience. Our solutions provide a library of customizable video content to deliver customized messages, reflect carrier branding, introduce new products, upsell ancillary consumer benefits, and enable consumers to navigate through complex healthcare processes to make informed decisions.

Reduce Administrative Costs.    Our solutions improve the efficiency and effectiveness of the relationship between carriers and members. The Benefitfocus platform allows carriers to automate and simplify various aspects of the benefits administration process, such as enrollment, plan changes, eligibility updates, and billing, from one centralized location. Carriers can more easily apply complex business rules that enforce data accuracy and eliminate unnecessary costs such as coverage of ineligible employees. Members are able to view consolidated online invoices and pay electronically, eliminating the cost and inefficiencies inherent in paper-based billing and reducing time associated with bill payment and collection.

Bolster Retail Distribution Capabilities Through Private Exchanges.    Our solutions help carriers respond to an evolving marketplace in which retail distribution capabilities are increasingly important to attracting and retaining new members. Our private exchange platform offers carriers a lower cost direct sales channel to employer groups and individuals. We offer the ability to sell both healthcare and non-healthcare benefit products in an online shopping environment that serves as an alternative to government-sponsored public exchanges.

Facilitate Real-Time Data Exchange.    Our solutions simplify interactions and data exchange, and foster collaboration among carriers and their partners, brokers, employer customers, and individual members. This allows carriers to rapidly tailor and offer new benefits packages.

Our Growth Strategy

We intend to strengthen our position as a leading provider of cloud-based benefits software solutions. Key elements of our growth strategy include the following:

Expand our Customer Base.    We believe that our current customer base represents a small fraction of our targeted employers and carriers that could benefit from our solutions. While we currently serve approximately 393 large employer customers, we believe that there are over 18,000 large employers in the United States. We also currently serve approximately 40 carrier customers, but, according to SNL Financial data, the U.S. private healthcare insurance market alone consists of approximately 313 carriers. In order to reach new customers in our existing employer and carrier markets, we are aggressively investing in our sales and marketing resources.

Deepen our Relationships with our Existing Customer Base.    We are deepening our employer relationships by continuing to provide a unified platform to manage increasingly complex benefits processes and simplify the distribution and administration of employee benefits. We are expanding our carrier relationships through both the upsell of additional software products and increased adoption across our carriers’ member populations. We also believe our customers will use our benefits software solutions more if they are satisfied with our services. As we extend and strengthen the functionality of products, we plan to continue to invest in initiatives to increase the depth of adoption of our solutions and maintain our high levels of customer satisfaction.

Extend our Suite of Applications and Continue our Technology Leadership.    We are extending the number, range, and functionality of our benefits applications. For example, we recently launched the new Benefitfocus Plan Shopping app, which allows employees to use actual claims data when comparing available benefits plans, helping them better understand the relationship among healthcare usage, available coverages options, and out-of-pocket costs. We have also extended the functionality of our products with various mobile applications. We intend to continue our collaboration with customers and partners, so we can respond quickly to evolving market needs with innovative applications and support our leadership position.

Further Develop our Partner Ecosystem.    We have established strong relationships with organizations such as SuccessFactors, Allstate Insurance Company, the Mayo Clinic, and others in a variety of industries to deliver best-in-class applications to our customers. Each of these partners brings additional functionality to the Benefitfocus platform, making it more attractive to customers. This in turn creates a broader audience and makes the Benefitfocus platform more attractive to potential partners. We believe that providing third-party applications to our network of employers, carriers, and consumers will help accelerate our growth, create revenue opportunities and deepen our relationships with existing customers. In support of these and other collaborations, we plan to continue to invest in our integration infrastructure to allow third parties and customers to build custom applications on the Benefitfocus platform and create deep integrations between their systems and ours.

Leverage our Corporate Culture.    We believe our culture benefits our associates and customers and supports our growth. In 2012, we published “Benefitfocus—Winning With Culture”, which includes associates’ descriptions about our culture of collaboration, commitment, opportunity, and service, and describes the environment we created to encourage technology innovation. We plan to continue to invest in our culture to help attract and retain top design and engineering professionals that are passionate about Benefitfocus and motivated to create superior software technology. With loyal and engaged associates, we believe we can provide high levels of customer satisfaction, leading to greater sales of our benefits software solutions.

Target New Markets.    We believe substantial demand for our solutions exists in markets and geographies beyond our current focus. We intend to leverage opportunities we believe will arise from the complexities of changing government regulation and increased enrollment impacting both Medicare and Medicaid. We also plan to grow our sales capability internationally by expanding our direct sales force and collaborating with strategic partners in new, international locations.

The Benefitfocus Portfolio of Products

Our portfolio of products, as summarized below, provides a seamless, integrated experience for the entire life cycle of benefits enrollment and management for insurance carriers and employers. We also provide extensive applications to help carriers and employers manage their programs more effectively.

Products and Services for Insurance Carriers	Products and Services for Employers
eEnrollment	HR InTouch
eBilling	HR InTouch Marketplace
eExchange	Benefit Informatics
eSales	Implementation Services
eDirect	HR Support Center
Marketplace	Media and Animation Services
Benefit Informatics	App Development Platform
Implementation Services	Software-Enabled Services
Media and Animation Services
App Development Platform
Software-Enabled Services

Products for Insurance Carriers

•

eEnrollment is our flagship product for carriers, providing them with online enrollment for all types of benefits. We designed eEnrollment to enhance our users’ experience by presenting information in a user-friendly format and integrating educational videos, and plan comparison and decision support tools to help navigate the enrollment process. In addition to helping customers find suitable plans, eEnrollment supports complex business rules, such as eligibility and rating criteria. eEnrollment facilitates the following activities:

•

Initial Enrollment.    Employees and brokers can complete applications and health statements prior to making elections. Once the selection occurs, eEnrollment automatically calculates group numbers, finalizes benefit elections, and sends the data to the insurance carriers’ membership systems.

•	Open Enrollment. eEnrollment simplifies open enrollment by providing tools to map employees from one plan to another, such as workflow, to-do lists, e-mail reminders, and a wide range of reports.

•

New Hire Enrollment.    New hires can enroll in benefits anytime during their initial enrollment period. eEnrollment calculates wait periods and effective dates automatically to ensure compliance with the employers’ business rules.

•

Life Events.    Employees can make changes to their elections for specific reasons, including a birth, marriage, and military leave. eEnrollment calculates effective dates and helps employees understand what types of coverage changes are permitted with each type of life event.

•

eBilling is an electronic invoice presentment and payment solution, or EIPP. It consolidates invoices from multiple insurance products so employers and individuals receive one invoice that can be viewed and paid electronically. eBilling automates the synchronization of billing and membership data to improve the accuracy of billing processes and provides options to simplify bill payment, such as scheduled one-time and/or recurring payments.

•

eExchange is a solution that bridges the communication gap between carrier and employer systems, allowing a seamless exchange of data between the two. Our customers use eExchange to integrate data from multiple systems, convert data from one format to another, and manage the flow of employee data between carriers and employers.

•

eSales gives carriers and brokers tools to organize and proactively manage accounts, track leads, generate quotes, and create proposals for multiple products. eSales allows carriers to define their own market segments and configure them with unique workflows and business rules. It also enables greater data accuracy by automatically incorporating updated products, options and pricing for the most current rates and quotes. Carriers purchase eSales to increase productivity in their sales force.

•

eDirect provides a high quality online retail experience for carriers to sell policies directly to individuals. eDirect integrates direct marketing, pricing, sales, and enrollment into one product. eDirect provides an interactive, user-friendly experience for customers during the shopping and enrollment process and offers side-by-side comparisons, videos, and other educational materials to help customers understand the options available to them.

•

Marketplace is an online shopping environment, sometimes referred to as an exchange,that allows customers to select from a variety of benefits plan choices to suit their individual needs. Marketplace supports the shift toward defined contribution benefits plans, which are increasing in popularity. Marketplace provides consumer-centric experiences focused on personalization, and integrates social tools to help drive informed choices while selecting benefits. It also includes features to track plans and compare pricing and features across multiple benefit plans.

•

Benefit Informatics is our data analytics solution for use by carriers and their self-insured employer customers. Benefit Informatics is a privately-labeled analytics solution that helps carriers and their self-insured employers identify cost drivers, recognize trends, and predict future risks and costs. Additional analytical capabilities help create “what-if” scenarios to model different variables, such as co-pay, deductibles, benefits, inflation, and member populations.

Products for Employers

•

HR InTouch supports online enrollment, employee communication, benefit education and administration for all types of benefits. The product is designed to increase participation, simplify enrollment, and improve communication between HR departments and their employees. HR InTouch provides a personalized enrollment to-do list that guides employees through each benefit decision with educational videos, avatars, cost trackers, and reminders from the HR team throughout the enrollment process. HR InTouch enables employees to review each step in the enrollment process and electronically sign-off when it is complete.

•

HR InTouch Marketplace creates a private exchange environment for large employers who offer defined contribution plans. In one cohesive, engaging workflow, HR InTouch Marketplace presents employees with all of the plans their employers offer. Employees who need extra assistance can access avatars, animated videos, and live chat sessions as they explore their benefit options. As employees shop for the plans that best fit their individual needs, a virtual shopping cart keeps a running tally of the employers’ defined contribution in addition to the employees’ out-of-pocket costs. If employees choose to purchase more coverage on their own, they can easily view and pay their bills in the HR InTouch Marketplace.

•

Benefit Informatics is our data analytics solution that helps employers make more informed, data-driven decisions about their benefits offerings. This product aggregates benefit cost and claims data from relevant sources and allows customers to analyze, forecast, and monitor costs. Benefit Informatics enables employers and their advisors to identify cost drivers, recognize trends, and predict future risks and costs. Additional analytical capabilities create “what-if” scenarios to model different variables, such as co-pays, deductibles, benefits, inflation, and member populations.

Professional Services and Customer Support

•

Implementation Services.    We provide implementation services to our customers in order to help ensure seamless deployment and effective utilization of our solutions. Our carrier and employer implementation teams follow a five-step approach for each implementation:

•

Discovery, including project planning and coordination to establish key milestones, documenting business and technical requirements, establishing a deployment strategy, and planning operational and market adoption activities.

•	Configuration and deployment, including configuring products to meet requirements identified during discovery, and defining needs for data exchange, payroll integration, and file transfer protocol.

•

Integration, including connecting the Benefitfocus platform functionality to a customer’s currently existing systems, such as carrier membership and billing, payroll and HR systems, employee communications, intranets, and others.

•	Testing, including testing of various scenarios and uses cases, inbound and outbound payroll integration, and regression testing.

•	Training and technical support, including sessions to learn how to implement and access our products.

•

HR Support Center.    We provide employers with expanded support services where our benefits specialists help customers’ employees understand benefit offerings, navigate the enrollment process, and find answers to frequently asked HR questions. Our HR Support Center provides employees with personalized, guided support. Additional services, such as fulfillment, dependent verification, and HR administration, are available to meet unique organizational needs.

•

Media and Animation Services.    We create video and animated content that can be licensed within our applications or independently for distribution via client portals or websites. Benefitfocus provides a comprehensive video library and also can produce custom videos to meet specific communication requirements of its carrier and employer customers. Our staff of executive producers, project managers, writers, graphic designers, editors, and on-camera talent guide customers through the process from concept development to delivery. Benefitfocus hosts videos, eliminating the need for additional investments or internal IT resources by our customers. In addition, we incorporate our customers’ unique branding to provide a seamless extension of corporate websites and messaging.

Partner Offerings

•

App Development Platform.    We allow our partners and customers to develop custom apps that integrate directly with HR InTouch. HR professionals can easily work with external data and services through the same platform they are using to manage their benefits. Apps are organized into the following categories: voluntary benefits, health and wellness, benefits administration, finance, and communication. Representative apps include the Mayo Clinic App, which provides access to customizable health assessments, disease management tools, and a 24/7 nurse line, and the LifeLock App, which allows employees to purchase identity theft protection when they are enrolling in other benefit programs.

•

Software-Enabled Services.    In addition to our app development platform, the open and flexible nature of our software architecture allows us to build deeper integrations with partner organizations and offer custom services in response to customer demand. Some examples include:

•

SuccessFactors provides employee performance management solutions. We partnered with them to create a full HR and benefits management suite that combines employee talent, profile, and core HR information to help drive employee onboarding, promotion, and development. The SuccessFactors suite of products provides an enterprise-class system of record, as well as powerful analytics and intuitive tools.

•

WageWorks supports benefits such as health savings accounts, flexible spending accounts, and health reimbursement programs, as well as commuter benefits, direct billing, and COBRA, through a single sign-on from our platform.

•

Spectra Integration provides print fulfillment services which enable customers to send employee information via mail to educate their workforce about benefit offerings, total compensation statements, and communication campaigns.

Customers

Our customers include employers of all sizes across a variety of industries and some of the nation’s largest insurance carriers and aggregators. Following is a list of some of our significant employer and carrier customers.

Employer Customers	Carrier Customers
Bon Secours Health System, Inc.	Aetna Life Insurance Company
Brooks Brothers Group, Inc.	Allstate Insurance Company
Columbia Sportswear Company	Blue Cross and Blue Shield of Kansas City
Fender Musical Instruments Corporation	BlueCross and BlueShield of South Carolina
Morganite Industries Inc.	Tufts Associated Health Plans, Inc.
The Wet Seal, Inc.	WellPoint, Inc.
UFCW TFO-Employers Benefit Plan of Northern California Group Administration, LLC
Vangent, Inc.

During the year ended December 31, 2013, no customer accounted for more than 10.0% of our total revenue.

Sales and Marketing

We sell substantially all of our software solutions through our direct sales organization. Our direct sales team comprises employer-focused and carrier-focused field sales professionals who are organized primarily by geography and account size.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target HR, benefits, and finance executives, technology professionals, and senior business leaders. Our principal marketing programs include:

•	use of our website to provide application and company information, as well as learning opportunities for potential customers;

•	territory development representatives who respond to incoming leads and convert them into new sales opportunities;

•	participation in, and sponsorship of, user conferences, executive events, trade shows and industry events, including our annual user and partner conference, One Place;

•	integrated marketing campaigns, including direct email, online web advertising, blogs and webinars; and

•	public relations, analyst relations and social media initiatives.

Technology Infrastructure and Operations

As an enterprise cloud software vendor, we have always deployed our solutions using a SaaS model. Our customers access our software via the web or mobile devices, rather than by installing software on their premises. Through our multi-tenant platform, our customers access a single instance of our software with multiple possible configurations enabled by our metadata-driven framework. The multi-tenant approach provides significant operating leverage and improved efficiency as it helps us to reduce our fixed cost base and minimize unused capacity on our hardware. In addition, our software architecture gives us an advantage over vendors of legacy systems, who may be using a less flexible architecture that would require significant time and expense to update.

We host our applications and serve all of our customers from two redundant data centers in separate locations. We rely on third-party vendors to operate these data centers, which are designed to host mission-critical computer systems and have industry-standard measures in place to minimize service interruptions. Our technical operations staff manages the technology stacks supporting the Benefitfocus platform and uses automated monitoring tools throughout our system to detect unusual events or malfunctions that could interfere with our customers’ or partners’ use of the Benefitfocus platform. We monitor application health by verifying that all applications, interfaces and supporting middleware are operational. If our monitoring tools detect a problem, they notify our technical operations staff, who responds immediately to diagnose and resolve the problem. We take the security of our data and our systems very seriously, and we focus on minimizing the risk of vulnerabilities in our system at every level of software design and system and network administration.

Compliance and Certifications

We voluntarily obtain third-party security examinations relating to security and data privacy. Statement on Standards for Attestation Engagements, or SSAE, No. 16 (Reporting on Controls at a Service Organization) replaced SAS-70 Type II examinations as the authoritative standard for reporting on service organizations. An independent third-party auditor conducts our SSAE examination every 12 months and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures, and logical security procedures.

We also obtain independent third-party audit opinions related to security and data privacy annually. Service Organization Controls, or SOC, reports are covered under SSAE No. 16. Benefitfocus obtains an SOC 1 Type II, SOC 2 Type II, and SOC 3 report. The SOC 1 report includes a third-party assessment and opinion on our description of our system for processing user entities’ transactions. The SOC 2 and SOC 3 reports are based on a set of standards related to security with a focus on internal controls related to unauthorized physical and logical access to systems and data.

On an annual basis, we complete an internal audit of compliance against the Payment Card Industry Data Security Standards, or PCI-DSS, applicable to Level 2 service providers. These standards focus on application and network security controls for companies that transmit and store credit card data on behalf of clients. Benefitfocus meets PCI compliance requirements as a Level 2 service provider and submits its Service Assessment Questionnaire Part D documenting this assessment to the four major credit card brands annually.

In addition to PCI-DDS, Benefitfocus meets all applicable security requirements required by the National Automated Clearinghouse Association, or NACHA, for third-party service providers, as well as all requirements for Covered Entities as required by HIPAA. We validate both NACHA and HIPAA compliance annually through internal audits.

As a response to concerns about the adequacy of data privacy laws in the United States, the U.S. Department of Commerce, in consultation with the European Commission, developed a “Safe Harbor” framework. The European Commission has agreed to consider that a self-certifying company provides “adequate” data privacy protection, as required by the European Data Protection Directive. We are in the process of self-certifying to the Safe Harbor framework on an annual basis, making it easier for our customers based in Europe or with offices or employees in Europe to store their data with us.

Competition

While we do not believe any single competitor offers similarly expansive software solutions, we face competition from various sources, many of which have greater resources than us. Competition in our employer segment includes:

•	ERP software companies, including SAP, Oracle (PeopleSoft) and Infor (Lawson), each offering a cloud-based benefits administration software solution;

•	HR outsourcing companies, including Aon/Hewitt and Towers Watson, both of which have recently launched benefits exchange solutions;

•	payroll service providers, including ADP and Paychex, both of which have expanded their core payroll services to include some form of cloud-based benefits administration services; and

•	various niche software vendors.

Competitors in our carrier segment include:

•	insurance carriers that have invested in internally developed benefit management solutions;

•	member services companies, including those providing web-based subscriber enrollment and claims adjudication services, such as Trizetto and DST Health Solutions; and

•	various niche software vendors.

We believe that competition for benefits software and services is based primarily on the following factors:

•	capability for customization through configuration, integration, security, scalability, and reliability of applications;

•	competitive and understandable pricing;

•	breadth and depth of application functionality;

•	size of customer base and level of user adoption;

•	extensive data exchange network;

•	cloud-based delivery model;

•	dynamic communication capabilities with contextual media, animation, and acknowledgement tools;

•	ability to integrate with legacy enterprise infrastructures and third-party applications;

•	domain expertise in benefits and healthcare consumerism;

•	extensive base of rules and event-driven benefit eligibility and enrollment;

•	accessible on any browser or mobile device;

•	modern and adaptive technology platform;

•	access to third-party apps;

•	clearly defined implementation timeline;

•	customer-branding and styling; and

•	ability to innovate and respond to customer and legislative needs rapidly.

We believe that we compete effectively based upon all of these criteria, and that we are likely to continue to retain a high percentage of our customers. Nonetheless, we believe that the increasing acceptance of automated solutions in the healthcare marketplace and the adoption of more sophisticated technology and legislative reform will result in increased competition, including potentially from large software companies with greater resources than ours. Other companies might develop superior or more economical service offerings that our customers could find more attractive than our offerings. Moreover, the regulatory landscape might shift in a direction that is more strategically advantageous to competitors.

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new applications, technologies, features, and functionality. We deliver multiple software releases per year, updating the Benefitfocus platform to leverage advances in cloud computing, mobile applications, and data management. Our research and development team is responsible for the design and development of our applications. We follow state-of-the-art practices in software development using modern programming languages, data storage systems, and other tools. We use both commercial and open source products, following a “best tool for the job” philosophy in product selection. Our software has a multi-tiered architecture that ensures flexibility to add or modify features quickly in response to changing market dynamics, customer needs, or regulatory requirements.

Our research and development expenses were $23.5 million, $14.6 million, $9.1 million and $8.7 million, for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

Intellectual Property

We rely on a combination of patent, trade secret, copyright, and trademark laws, license agreements, confidentiality procedures, confidentiality and nondisclosure agreements, and technical measures to protect the intellectual property used in our business. We generally enter into confidentiality and nondisclosure agreements with our associates, consultants, vendors, and customers. We also seek to control access to and distribution of our software, documentation, and other proprietary information.

We use numerous trademarks for our products and services, and “Benefitfocus”, “HR InTouch”, “HR InTouch Marketplace”, “All Your Benefits. One Place.”, and “Shop. Enroll. Manage. Exchange.” are registered marks of Benefitfocus in the United States. Through claimed common law trademark protection, we also protect other Benefitfocus marks which identify our services, such as “All Your Benefits. In Your Pocket.”, Benefitfocus eEnrollment, Benefitfocus eBilling, Benefitfocus eExchange, and Benefitfocus eSales, and we have reserved numerous domain names, including “benefitfocus.com”. We also have registered trademarks and pending trademark applications in foreign jurisdictions such as Australia, Canada, India, Ireland, New Zealand, South Africa, and the United Kingdom.

We have been granted two U.S. patents (utility patent) and have four U.S. patent applications (all for utility patents) pending. Our first patent, which protects specified systems and methods for the automatic creation of agent-based systems, was issued in April 2013 and will not expire until May 2030. Our second patent, which protects specified systems and methods for secure agent information, was issued in October 2013 and will not expire until November 19, 2030. We also have 30 pending patent applications under foreign jurisdictions and treaties, such as Australia, Canada, China, Hong Kong, India, Japan, Taiwan, the European Patent Convention, and the Patent Cooperation Treaty.

We also rely on certain intellectual property rights that we license from third parties. Although we believe that alternative technologies are generally available to replace such licenses, these third-party technologies may not continue to be available to us on commercially reasonable terms.

Although we rely on intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.

The steps we have taken to protect our copyrights, trademarks, and other intellectual property may not be adequate, and the potential exists that third parties could infringe, misappropriate, or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or operations. In addition, laws of other jurisdictions may not protect our intellectual property and proprietary rights from unauthorized use or disclosure in the same manner as the United States. The risk of unauthorized use of our proprietary and intellectual property rights may increase as our company expands outside of the United States.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the years ended December 31, 2013, 2012, 2011 and 2010.

Corporate Information

We were incorporated in June 2000 as Benefitfocus.com, Inc., a South Carolina corporation. In September 2013, we reincorporated in Delaware as Benefitfocus, Inc. Our pincincipal executive offices are located at 100 Benefitfocus Way, Charleston, South Carolina 29492, and our phone number is (843) 849-7476. Our website address is www.benefitfocus.com. The information on, or that can be accessed through, our website is not part of this report. We currently employ approximately 981 associates.

Executive Officers

The following table sets forth information concerning our executive officers as of December 31, 2013:

Name	Age	Position
Shawn A. Jenkins	46	President and Chief Executive Officer, Director
Mason R. Holland, Jr.	49	Executive Chairman, Director
Milton A. Alpern	62	Chief Financial Officer and Secretary
Andrew L. Howell	47	Chief Operating Officer
Donald Taylor	53	Chief Technology Officer

Shawn A. Jenkins—President, Chief Executive Officer, and Director

Shawn Jenkins, one of our founders, has been our President and Chief Executive Officer and a member of our board of directors since our founding in June 2000. Prior to founding Benefitfocus, from 1995 to 2000, he served as Vice President with American Pensions, Inc., leading sales, operations, and technology. From 1994 to 1995, Mr. Jenkins was a program analyst with Rockwell Automation, Inc. Mr. Jenkins serves on the Advisory Board for the School of Computing at Clemson University, Medical University of South Carolina Foundation Board of Directors, College of Charleston Board of Governors, and Charleston Southern University Board of Visitors. He previously served as Chairman of the Growing Forward Campaign for the Lowcountry Food Bank. Mr. Jenkins received an M.B.A. from Charleston Southern University and a B.A. from Geneva College in Beaver Falls, Pennsylvania.

Mason R. Holland, Jr.—Executive Chairman of the Board

Mason Holland, one of our founders, has been our Executive Chairman and a member of our board of directors since our founding in June 2000. Mr. Holland is responsible for the coordination of strategic partnerships with industry leaders and client relations and serves on the audit, and nominating and corporate governance committees of our board. Mr. Holland founded American Pensions, Inc. in 1988, serving as its Chairman and President from 1988 to 2003. Mr. Holland’s other ventures have included establishing Holland Properties, LLC, a real estate development firm, in 1989, and acquiring Eclipse Aerospace, Inc., a jet aircraft manufacturer, in May 2009, for which he serves as Chairman and Chief Executive Officer. Mr. Holland attended Old Dominion University in Norfolk, Virginia.

Milton A. Alpern—Chief Financial Officer

Milt Alpern has served as our Chief Financial Officer since January 2012. Prior to joining Benefitfocus, from April 2008 to December 2011, he was the Chief Financial Officer for ITA Software,

Inc., a SaaS provider of technology solutions to the travel industry, which was acquired by Google in 2011, where he was responsible for leading all financial and administrative functions for the company. Prior to ITA Software, from 2003 to 2008, Mr. Alpern served as the Chief Financial Officer for Applix, Inc., a publicly held international provider of business performance management and business intelligence software where he directed all finance, human resources, legal activities, and financial community relationships. From 1998 to 2002, Mr. Alpern served as the Chief Financial Officer at Eprise Corporation, a publicly held provider of business website content management software and solutions, where he was a member of the management team leading the company’s successful initial public offering. Mr. Alpern holds a B.S. in accounting from Montclair State University.

Andrew L. Howell—Chief Operating Officer

Andy Howell has served as our Chief Operating Officer since June 2010. During his tenure at Benefitfocus, he previously served as our Senior Vice President and General Manager of the insurance carrier business unit from June 2009 to June 2010, as well as Senior Vice President and General Counsel from April 2007 to June 2009. Prior to joining Benefitfocus, Mr. Howell served from July 2002 to March 2007 as Vice President and General Counsel at Blackbaud, Inc., a publicly held software company. Prior to joining Blackbaud, he was a practicing attorney with Sutherland Asbill & Brennan LLP, where he focused on corporate and technology law. Mr. Howell received a B.A. in economics from Washington & Lee University and a J.D. from Mercer University.

Donald Taylor—Chief Technology Officer

Don Taylor has served as our Chief Technology Officer since February 2008. As a software industry veteran of more than 25 years, Mr. Taylor brings expertise from his experience developing and providing advanced software solutions to the healthcare, banking, and logistics industries. Prior to joining Benefitfocus, from 2001 to 2006, Mr. Taylor was the founder and Chief Technology Officer of Boxcar Central, Inc., which developed a multi-tenant suite of SaaS applications for the third-party logistics market. Mr. Taylor received an A.S. from Charleston Southern University.

As of December 31, 2013, we had approximately 922 full-time associates, or employees, including approximately 411 engaged in technology development and deployment. None of our associates is represented by a labor union and we consider our current relations with our associates to be good.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes, before deciding to invest in shares of our common stock. If any of the following risks were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment in our common stock.

Risks Related to Our Business

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We experienced net losses of $30.4 million in 2013, $14.9 million in 2012, $15.1 million in 2011, and $2.5 million in 2010. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

The cloud-based benefits management software market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of employers, carriers, and consumers to increase their use of benefits management software. Many employers and carriers have invested substantial personnel and financial resources to integrate internally developed solutions or traditional enterprise software into their businesses for benefits management, and therefore might be reluctant or unwilling to migrate to our cloud-based solutions. Furthermore, some businesses might be reluctant to use cloud-based solutions because they have concerns about the security of their data and the reliability of the technology delivery model associated with these solutions. If employers, carriers and consumers do not perceive the benefits of our solutions, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition or results of operations.

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

Our ten largest customers by revenue in the past four years accounted for approximately 47.4%, 58.6%, 64.1%, and 70.0% of our consolidated revenue in each of 2013, 2012, 2011, and 2010, respectively. Our largest customer by revenue in the past four years accounted for approximately 9.5%, 10.5%, 11.7%, and 11.6% of our revenue in each of 2013, 2012, 2011, and 2010, respectively. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

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

As of December 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2022 for federal and state purposes. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, which if not utilized will begin to expire in 2020. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have two U.S. patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

As a result, our reputation could be damaged, our business might suffer, information might be lost, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation and remediation efforts to prevent future occurrences.

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

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we might not be able to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. In addition, our customers might authorize or enable third parties to access their information and data that is stored on our systems. Because we do not control such access, we cannot ensure the complete integrity or security of such data in our systems.

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

Moreover, benefits management software as complex as ours has in the past contained, and may in the future contain, or develop, undetected defects or errors. Material performance problems or defects in our products and services might arise in the future. Errors might result from the interface of our services with legacy systems and data, which we did not develop and the function of which is outside of our control. Defects or errors might arise in our existing or new software or service processes. Because changes in employer, carrier, and legal requirements and practices relating to benefits are frequent, we are continuously discovering defects and errors in our software and service processes compared against these requirements and practices. Undiscovered vulnerabilities could expose our software to unscrupulous third parties who develop and deploy software programs that could attack our software or result in unauthorized access to customer data. Defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development and other resources, injury to our reputation, and increased service and maintenance costs. Defects or errors in our product or service processes might discourage existing or potential customers from purchasing services from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability might be substantial and could adversely affect our operating results.

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

The Goldman Sachs Group, affiliates of which owned approximately 46.5% of the voting and economic interest in our business at December 31, 2013, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

As a subsidiary of a bank holding company, we are subject to examination by the Federal Reserve and required to provide information and reports for use by the Federal Reserve under the BHC Act. In addition, we may be subject to regulatory oversight and examination because we are a technology service provider to regulated financial institutions. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. Further, the Dodd-Frank Act, including Title VI thereunder known as the “Volcker Rule”, and related financial regulatory reform call for the issuance of numerous regulations designed to increase and strengthen the regulation of bank holding companies, including The Goldman Sachs Group and its affiliates. U.S. financial regulators approved the final rules to implement the Volcker Rule in December 2013. The Volker Rule, in relevant part, restricts banking entities from proprietary trading (subject to certain exemptions) and from acquiring or retaining any equity, partnership or other interests in, or sponsoring, a private equity fund, subject to satisfying certain conditions, and from engaging in certain transactions with funds.

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

Risks Related to Ownership of Our Common Stock

Our stock price might be volatile or might decline regardless of our operating performance, and you might not be able to resell your shares at or above the price at which you purchase it.

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new, and the trading price of our common stock might fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2013, we had an aggregate of 24,495,651 shares of common stock outstanding. Of these shares, approximately 18,768,882 shares became eligible for sale on March 16, 2014, upon the expiration of lock-up agreements with the underwriters for our IPO, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. As of December 31, 2013, there were outstanding options, restricted stock units and a warrant to purchase 3,656,495 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale subject in some cases to Rule 144 and Rule 701 under the Securities Act. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We have broad discretion in the use of the net proceeds we received from our IPO and might not use them effectively.

Our management has broad discretion to use the net proceeds from our IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of our initial public offering, or IPO, in ways that increase the value of your investment. Until we use the net proceeds from our IPO, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2013, our directors, executive officers, and their affiliated entities beneficially owned more than 75.0% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 46.5%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions. For example, our amended and restated bylaws provide that so long as The Goldman Sachs Group, Inc. and its affiliates own, collectively, at least 35% of our common stock, we may not amend, without the written consent of the Goldman Sachs Group, provisions in our restated certificate of incorporation or our amended and restated bylaws related to the ability of our stockholders to act by written consent, the procedures by which our stockholders may call a special meeting of stockholders, and the classification of our board of directors into three classes.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our President and Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of December 31, 2013, these stockholders collectively beneficially owned more than 75.0% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and take advantage of exemptions from certain corporate governance requirements.

As of December 31, 2013, approximately 75.0% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from the corporate governance requirements that a majority of our directors be independent, as defined in the NASDAQ Stock Market listing rules, and that our compensation and nominating and corporate governance committees consist entirely of independent directors. We rely on the “controlled company” exemption under the NASDAQ Stock Market listing rules. As a result, a majority of the members of our Board of Directors are not independent directors and our nominating and corporate governance and compensation committees do not consist entirely of independent directors. While we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and bylaws and Delaware law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to call special meetings;

•	The Goldman Sachs Group and its affiliates cease to own at least 35% of our voting equity, the inability of stockholders to act by written consent;

•	the inability of stockholders to cumulate votes at any election of directors;

•	the classification of our board of directors into three classes with only one class, representing approximately one-third of our directors, standing for election at each annual meeting; and

•	the ability of our board of directors to make, alter or repeal our bylaws.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we identified a separate material weakness in the internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. This material error resulted from our incorrect interpretation of standards under ASC 840, Leases, related to this build-to-suit lease where we, as the lessee, were involved in asset construction. As a result, we previously incorrectly accounted for the lease as an operating lease rather than a financing obligation. To correct the error, we have included in this Annual Report on Form 10-K restated consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012. Our management is in the process of remediating this material weakness in accounting, which included a review of all of our leases to identify and correct instances where we were not complying with generally accepted accounting principles with regard to lease accounting. In addition, we are developing updated procedures to reflect the technical guidance for lease accounting and have engaged external technical resources to assist with the proper implementation of accounting standards for leases going forward.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, our corporate headquarters occupied approximately 65,000 square feet in a facility on the Daniel Island Executive Center campus in Charleston, South Carolina under a lease expiring in 2021, and we had a second facility on the Daniel Island Executive Center campus that occupied approximately 78,000 square feet under a lease expiring in 2024. As of December 31, 2013, we had also executed a lease that expires January 1, 2030 to extend our campus in Charleston, South Carolina with a Customer Success Center of approximately 145,000 square feet and, at our option and under new leases, have either a four-story office building of approximately 145,000 square feet and/or a two-story welcome center of approximately 18,500 square feet built.

As of December 31, 2013, we also leased facilities in Greenville, South Carolina, San Francisco, California, and Tulsa, Oklahoma.

We believe that our current and planned facilities are sufficient for our needs. We may add other facilities or expand existing facilities as we expand our associate base and geographic markets in the future, and we believe that suitable additional space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we might become involved in legal or regulatory proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or regulatory proceeding and we are not aware of any pending or threatened litigation or regulatory proceeding against us that could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “BNFT” since September 18, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Year ended December 31, 2013
Third quarter (from September 18, 2013)	$53.55	$44.97
Fourth quarter	$58.56	$38.31

As of December 31, 2013, we had 89 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain all of our future earnings, if any, generated by our operations for the development and growth of our business for the foreseeable future. The decision to pay dividends is at the discretion of our board of directors and depends upon our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on September 18, 2013, in the common stock of Benefitfocus, Inc., the S&P 500 Index and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company / Index	Base Period 9/18/2013	9/30/2013	10/31/2013	11/30/2013	12/31/2013
Benefitfocus, Inc.	$100	$91.80	$93.56	$90.21	$107.82
S&P 500 Index	$100	$97.45	$101.80	$104.65	$107.12
S&P 1500 Application Software Index	$100	$99.07	$99.34	$102.53	$107.46

Sales of Unregistered Securities

During the three months ended December 31, 2013, we issued an aggregate of 39,466 shares of our common stock upon the exercise of stock options granted under our 2012 Stock Plan and Amended and Restated 2000 Stock Option Plan at exercise prices between $0.80 and $10.30 per share, for aggregate proceeds of approximately $0.1 million. These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering and transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through December 31, 2013, we have used the net proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

Item 6. Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years ended December 31, 2013, 2012, 2011, and 2010 and the selected consolidated balance sheet data as of December 31, 2013, 2012, 2011, and 2010 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands, except share and per share data)
		(Restated)	(Restated)	(Restated)
Revenue (1)	$104,752	$81,739	$68,783	$67,122
Cost of revenue (2)	62,411	44,400	42,133	38,870

Gross profit	42,341	37,339	26,650	28,252
Operating expenses:
Sales and marketing (2)	36,072	27,905	22,553	14,174
Research and development (2)	23,532	14,621	9,120	8,650
General and administrative (2)	10,974	7,494	5,821	6,038
Impairment of goodwill	—	—	1,670	—
Change in fair value of contingent consideration	(43)	121	503	—

Total operating expenses	70,535	50,141	39,667	28,862

Loss from operations	(28,194)	(12,802)	(13,017)	(610)
Total other expense, net	(2,198)	(1,987)	(2,012)	(1,855)

Loss before income taxes	(30,392)	(14,789)	(15,029)	(2,465)
Income tax (benefit) expense	(31)	84	35	10

Net loss	$(30,361)	$(14,873)	$(15,064)	$(2,475)

Net loss per common share—basic and diluted	$(2.99)	$(3.09)	$(3.09)	$(0.39)

Weighted-average common shares outstanding—basic and diluted	10,144,243	4,812,632	4,875,157	6,405,944

Other Financial Data:
Adjusted gross profit (3)	$49,735	$45,161	$33,283	$34,682
Adjusted EBITDA (4)	$(18,915)	$(3,594)	$(3,455)	$6,785

(1)	In the first quarter of 2011, we increased the estimated expected life of our customer relationships for both employer and carrier customers. This change extends the term over which we will recognize our deferred revenue and results in less revenue recognized in each period.

(2)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$274	$195	$252	$352
Sales and marketing	171	68	102	77
Research and development	255	130	121	87
General and administrative	502	319	246	519

(3)	We define adjusted gross profit as gross profit before depreciation and amortization expense, as well as stock-based compensation expense. Please see “Adjusted Gross Profit and Adjusted EBITDA” below for more information and for a reconciliation of adjusted gross profit to gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)	We define adjusted EBITDA as net loss before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense and expense related to the impairment of goodwill and intangible assets. See “Adjusted Gross Profit and Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our Segments

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands)
		(Restated)	(Restated)	(Restated)
Revenue from external customers by segment:
Employer	$40,656	$23,760	$15,938	$9,356
Carrier	64,096	57,979	52,845	57,766

Total revenue	$104,752	$81,739	$68,783	$67,122

Gross profit by segment:
Employer	$13,316	$9,810	$6,059	$3,121
Carrier	29,025	27,529	20,591	25,131

Total gross profit	$42,341	$37,339	$26,650	$28,252

Income (loss) from operations by segment:
Employer	$(26,312)	$(19,015)	$(19,533)	$(6,628)
Carrier	(1,882)	6,213	6,516	6,018

Total loss from operations	$(28,194)	$(12,802)	$(13,017)	$(610)

Consolidated Balance Sheet Data

	As of December 31,
	2013	2012	2011
	(in thousands)
		(Restated)	(Restated)
Cash and cash equivalents	$65,645	$19,703	$15,856
Marketable securities	13,168	—	—
Accounts receivable, net	23,668	13,372	9,060
Total assets	139,611	58,226	52,842
Deferred revenue, total	80,221	57,520	42,773
Total liabilities	128,179	89,357	69,809
Total redeemable convertible preferred stock	—	135,478	135,478
Common stock	24	6,109	4,923
Additional paid-in capital	214,487	—	—
Total stockholders’ equity (deficit)	11,432	(166,609)	(152,445)

Adjusted Gross Profit and Adjusted EBITDA

Within this prospectus we use adjusted gross profit and adjusted EBITDA to provide investors with additional information regarding our financial results. Adjusted gross profit and adjusted EBITDA are non-GAAP financial measures. We have provided below reconciliations of these measures to the most directly comparable GAAP financial measures, which for adjusted gross profit is gross profit, and for adjusted EBITDA is net loss.

We have included adjusted gross profit and adjusted EBITDA in this Annual Report on Form 10-K because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted gross profit and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted gross profit and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results.

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

Because of these and other limitations, you should consider adjusted gross profit and adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net income (loss) and our other GAAP financial results. The following table presents a reconciliation of adjusted gross profit to gross profit and adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands)
		(Restated)	(Restated)	(Restated)
Reconciliation from Gross Profit to Adjusted Gross Profit:
Gross profit	$42,341	$37,339	$26,650	$28,252
Depreciation and amortization	7,120	7,627	6,381	6,078
Stock-based compensation expense	274	195	252	352

Adjusted gross profit	$49,735	$45,161	$33,283	$34,682

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(30,361)	$(14,873)	$(15,064)	$(2,475)
Depreciation and amortization	8,172	8,560	7,306	6,609
Interest income	(46)	(53)	(151)	(364)
Interest expense	2,149	1,976	1,974	1,970
Income tax (benefit) expense	(31)	84	35	10
Stock-based compensation expense	1,202	712	721	1,035
Impairment of goodwill and intangible assets	—	—	1,724	—

Total net adjustments	$11,446	$11,279	$11,609	$9,260

Adjusted EBITDA	$(18,915)	$(3,594)	$(3,455)	$6,785

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report beginning on page 18 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 93%, 93%, 95%, and 89% of our total revenue during the years ended 2013, 2012, 2011, and 2010, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 7%, 7%, 5%, and 11% of our total revenue during the years ended December 31, 2013, 2012, 2011, and 2010, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 393 as of December 31, 2013, a 34.2% compound annual growth rate. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past three years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last three years, and expect our operating losses to continue for the foreseeable future. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Number of customers:
Large employer	393	286	193	141	121
Carrier	40	34	30	29	28

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

For 2013, 2012, 2011, and 2010 our software services revenue retention rate exceeded 95%.

Adjusted Gross Profit and Adjusted EBITDA

Adjusted gross profit represents our gross profit before depreciation and amortization, as well as stock-based compensation expense. Adjusted EBITDA represents our earnings before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets. Adjusted gross profit and adjusted EBITDA are not measures calculated in accordance with United States generally accepted accounting principles, or GAAP. Please refer to “Selected Consolidated Financial Data—Adjusted Gross Profit and Adjusted EBITDA” in this report for a discussion of the limitations of adjusted gross profit and adjusted EBITDA and reconciliations of adjusted gross profit to gross profit and adjusted EBITDA to net loss, the most comparable GAAP measurements, respectively, for 2013, 2012, 2011, and 2010.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010
Revenue:
Software services	$97,713	$75,931	$65,210	$59,425
Professional services	7,039	5,808	3,573	7,697

Total revenue	$104,752	$81,739	$68,783	$67,122

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers in connection with implementation of our software services, or implementation fees, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship. We will periodically evaluate the term over which revenue is recognized for most professional services as we gain more experience with customer contract renewals.

In the first quarter of 2011, we increased the estimated expected life of our customer relationships for both employer and carrier customers. This change in estimate was a result of growing demand for our software services, reduced uncertainties in the regulatory environment, and increased confidence in customer retention. This change extends the term over which we recognize our deferred revenue. Most of our deferred revenue relates to professional services performed for our carrier customers, which require a more extensive and lengthy implementation. Further, prior to 2012, we generally did not charge implementation fees to our large employer customers. We will continue to periodically evaluate the term over which revenue is recognized for most professional services as we gain more experience with customer contract renewals.

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

Cost of Revenue

Cost of revenue primarily consists of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation, for associates providing services to our customers and supporting our SaaS platform infrastructure. Additional expenses in cost of revenue include co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, amortization expenses associated with capitalized software development costs, allocated overhead, and other direct costs.

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

General and administrative expense.    General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in absolute terms as a result of operating as a public company and will include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, increased professional services expenses, and costs associated with an enhanced investor relations function.

Impairment of goodwill.    On August 3, 2010, we acquired 100% of the net assets of Beninform Holdings, Inc. and recorded $3.3 million of goodwill in connection with the acquisition. During the year ended December 31, 2011, we recorded an impairment of goodwill of $1.7 million due to lower than expected sales forecast at the October 31, 2011 impairment testing date.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for 2013, 2012, 2011, and 2010. Net operating loss carryforwards for federal income tax purposes were $41.4 million at December 31, 2013. State net operating loss carryforwards were approximately $33.7 million at December 31, 2013. Federal net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. State net operating losses will expire at various dates beginning in 2022, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Revenue	$104,752	$81,739	$68,783	$67,122
Cost of revenue (1)	62,411	44,400	42,133	38,870

Gross profit	42,341	37,339	26,650	28,252
Operating expenses:
Sales and marketing (1)	36,072	27,905	22,553	14,174
Research and development (1)	23,532	14,621	9,120	8,650
General and administrative (1)	10,974	7,494	5,821	6,038
Impairment of goodwill	—	—	1,670	—
Change in fair value of contingent consideration	(43)	121	503	—

Total operating expenses	70,535	50,141	39,667	28,862

Loss from operations	(28,194)	(12,802)	(13,017)	(610)
Other income (expense):
Interest income	46	53	151	364
Interest expense	(2,149)	(1,976)	(1,974)	(1,970)
Other expense	(95)	(64)	(189)	(249)

Total other expense, net	(2,198)	(1,987)	(2,012)	(1,855)

Loss before income taxes	(30,392)	(14,789)	(15,029)	(2,465)
Income tax (benefit) expense	(31)	84	35	10

Net loss	$(30,361)	$(14,873)	$(15,064)	$(2,475)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Cost of revenue	$274	$195	$252	352
Sales and marketing	171	68	102	77
Research and development	255	130	121	87
General and administrative	502	319	246	519

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.6	54.3	61.3	57.9

Gross profit	40.4	45.7	38.7	42.1
Operating expenses:
Sales and marketing	34.4	34.1	32.8	21.1
Research and development	22.5	17.9	13.3	12.9
General and administrative	10.5	9.2	8.5	9.0
Impairment of goodwill	—	—	2.4	0.0
Change in fair value of contingent consideration	0.0	0.1	0.7	0.0

Total operating expenses	67.3	61.3	57.7	43.0

Loss from operations	(26.9)	(15.7)	(18.9)	(0.9)
Other income (expense):
Interest income	—	0.1	0.2	0.5
Interest expense	(2.1)	(2.4)	(2.9)	(2.9)
Other expense	(0.1)	(0.1)	(0.3)	(0.4)

Total other expense, net	(2.1)	(2.4)	(2.9)	(2.8)

Loss before income taxes	(29.0)	(18.1)	(21.8)	(3.7)
Income tax (benefit) expense	—	0.1	0.1	—

Net loss	(29.0%)	(18.2%)	(21.9%)	(3.7%)

Our Segments

The following table sets forth segment results for revenue, gross profit, and loss from operations for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Revenue from external customer by segment:
Employer	$40,656	$23,760	$15,938	$9,356
Carrier	64,096	57,979	52,845	57,766

Total revenue	$104,752	$81,739	$68,783	$67,122

Gross profit by segment:
Employer	$13,316	$9,810	$6,059	$3,121
Carrier	29,025	27,529	20,591	25,131

Total gross profit	$42,341	$37,339	$26,650	$28,252

Income (loss) from operations by segment:
Employer	$(26,312)	$(19,015)	$(19,533)	$(6,628)
Carrier	(1,882)	6,213	6,516	6,018

Total loss from operations	$(28,194)	$(12,802)	$(13,017)	$(610)

Comparison of Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Software services	$97,713	93.3%	$75,931	92.9%	$21,782	28.7%
Professional services	7,039	6.7	5,808	7.1	1,231	21.2%

Total revenue	$104,752	100.0%	$81,739	100.0%	$23,013	28.2%

Growth in both software services and professional services revenues year over year was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 433 as of December 31, 2013 from 320 as of December 31, 2012.

Segment Revenue

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Employer	$40,656	38.8%	$23,760	29.1%	$16,896	71.1%
Carrier	64,096	61.2	57,979	70.9	6,117	10.6%

Total revenue	$104,752	100.0%	$81,739	100.0%	$23,013	28.2%

The growth in employer revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to a $16.5 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of December 31, 2013 as compared to December 31, 2012. The growth in carrier revenue year over year was primarily attributable to an increase of $5.3 million in our carrier software services revenue, driven primarily by an increase in the number of carrier customers using our platform as well as an increase in the number of products being utilized by our carrier customers during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Cost of Revenue

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)
Cost of revenue	$62,411	59.6%	$44,400	54.3%	$18,011	40.6%

The increase in cost of revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to a $10.7 million increase in salaries and personnel-related costs and a $4.6 million increase in professional fees. Customer services salaries and personnel-related costs increased $6.8 million and professional fees increased by $2.6 million to support a growing number of customers and to prepare for and assist with an open enrollment period at a large customer. Engineering salaries and personnel-related costs increased $3.4 million and professional fees increased by $1.8 million to perform customer implementations for a certain large employer customer and for our Marketplace product at carrier customers. In addition, we experienced a $0.4 million increase in telecommunications and other expense related to increased open enrollment volume and $0.6 million increase in travel expenses to client sites. Further, we experienced a $1.3 million increase in infrastructure maintenance costs to support our products and platform and a $0.8 million increase in facilities expenses as a result of adding office space. Additional hiring led to a $0.2 million increase in recruiting costs. These increases were partially offset by a net decrease of $0.5 million in amortization expense primarily due to an impairment charge during the year ended December 31, 2012 related to capitalized software development costs offset by additions to property and equipment related to our growth.

Gross Profit

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)
Software services	$61,564	63.0%	$47,115	62.0%	$14,449	30.7%
Professional services	(19,223)	(273.1)	(9,776)	(168.3)	(9,447)	96.6

Gross profit	$42,341	40.4%	$37,339	45.7%	$5,002	13.4%

The increase in software services gross profit for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was driven by a $21.8 million, or 28.7%, increase in software services revenue, partially offset by a $7.3 million, or 25.5%, increase in software services cost of revenue. Software services cost of revenue included $93,000 and $100,000 of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively; and $6.7 million and $7.2 million of depreciation and amortization for the years ended December 31, 2013 and 2012, respectively. The net decrease in depreciation and amortization expense was primarily due to an impairment charge during the year ended December 31, 2013 related to capitalized software development costs partially offset by additions to property and equipment related to our growth.

The increase in professional services gross loss for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was driven by a $10.7 million, or 68.5%, increase in professional services cost of revenue, partially offset by a $1.2 million, or 21.2%, increase in professional services revenue. Professional services cost of revenue included $181,000 and $95,000 of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively. In addition, professional services cost of revenue included approximately $0.4 million in depreciation and amortization for the years ended December 31, 2013 and 2012.

Segment Gross Profit

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)
Employer	$13,316	32.8%	$9,810	41.3%	$3,506	35.7%
Carrier	29,025	45.3	27,529	47.5	1,496	5.4

Gross profit	$42,341	40.4%	$37,339	45.7%	$5,002	13.4%

The increase in employer gross profit for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was driven by a $16.9 million, or 71.1%, increase in employer revenue, partially offset by a $13.4 million, or 96.0%, increase in employer cost of revenue. The increase in cost of revenue was primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new individual employer customer implementations. Our employer gross profit included $2.5 million and $1.9 million of depreciation and amortization for the years ended December 31, 2013 and 2012, respectively. In addition, our employer gross profit included $115,000 and $60,000 of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively.

The increase in carrier gross profit year over year was driven by a $6.1 million, or 10.6%, increase in carrier revenue, partially offset by a $4.6 million, or 15.2%, increase in carrier cost of revenue. The increase in cost of revenue is primarily attributable to new individual carrier customer and product implementations, including our Marketplace product. Our carrier gross profit included $4.6 million and $5.7 million in depreciation and amortization for the years ended December 31, 2013 and 2012, respectively. In addition, our carrier gross profit included $159,000 and $135,000 of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively.

Sales and Marketing

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)
Sales and marketing	$36,072	34.4%	$27,905	34.1%	$8,167	29.3%

The increase in sales and marketing expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to a $5.1 million increase in commissions and sales bonus expenses due to increased sales year over year. We also hired sales and marketing personnel to continue driving revenue growth, leading to a $1.5 million increase in salaries and personnel related costs. The additional hiring resulted in a $0.5 million increase in recruiting costs.

Research and Development

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)
Research and development	$23,532	22.5%	$14,621	17.9%	$8,911	60.9%

The increase in research and development expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to a $6.0 million increase in salaries and personnel-related costs, a $0.3 million increase in recruiting costs, and a $1.7 million increase in engineering consulting fees, all related to continued product development and feature enhancement. Additionally, we experienced a $0.3 million increase in travel expenses to client sites and a $0.3 million increase in facilities expenses and depreciation as a result of adding office space and equipment to accommodate increased headcount.

General and Administrative

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)
General and administrative	$10,974	10.5%	$7,494	9.2%	$3,480	46.4%

The increase in general and administrative expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to a $1.8 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and an increase in performance-driven management bonuses. We also experienced a $0.2 million increase in stock-based compensation expense due to grants made in October 2012, May 2013, and August 2013 to incentivize our management. In addition, we experienced a $0.8 million increase in consulting and professional fees and a $0.3 million increase in travel costs incurred in connection with our IPO. Further, other operating expense increased by $0.2 million year over year primarily due to increased insurance costs.

Segment Income (Loss) From Operations

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)
Employer	$(26,312)	(64.7)%	$(19,015)	(80.0)%	$(7,297)	38.4%
Carrier	(1,882)	(2.9)	6,213	10.7	(8,095)	(130.3)

Loss from operations	$(28,194)	(26.9)%	$(12,802)	(15.7)%	$(15,392)	120.2%

The increase in employer loss from operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was attributable to an increase in employer operating expenses of $10.8 million offset by an increase of $3.5 million in employer gross profit. The increase in operating expenses was primarily attributable to a $5.4 million increase in sales and marketing expense, a $3.5 million increase in research and development expense and a $2.1 million increase in general and administrative expense. The increase in sales and marketing expense was attributable to an increase in commissions and sales bonus expenses due to increased sales to new employer customers during the year ended December 31, 2013 as compared to the year ended December 31, 2012. We also hired employer sales personnel to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving our existing products and technology infrastructure to allow further growth in our employer customer base. The increase in general and administrative expense was primarily attributable to an increase in professional fees and general and administrative personnel to support our growing business.

The carrier loss from operations for the year ended December 31, 2013 was attributable to an increase in carrier operating expenses of $9.6 million offset by an increase of $1.5 million in carrier gross profit. The increase in operating expenses was primarily attributable to an increase of $5.4 million in research and development expense, an increase of $2.8 million in sales and marketing expense, and an increase of $1.4 million in general and administrative expense. The increase in research and development expense was primarily driven by a headcount increase attributable to the increased development activity related to our Marketplace product during the year ended December 31, 2013. The increase in sales and marketing expense was primarily attributable to an increase in commissions and sales bonus expenses due to increased sales during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in general and administrative expense was primarily attributable to an increase in professional fees and general and administrative personnel to support our growing business.

Comparison of Years Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Software services	$75,931	92.9%	$65,210	94.8%	$10,721	16.4%
Professional services	5,808	7.1	3,573	5.2	2,235	62.6%

Total revenue	$81,739	100.0%	$68,783	100.0%	$12,956	18.8%

The growth in software service revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to the addition of new customers as the number of large employer and carrier customers increased from 223 as of December 31, 2011 to 320 as of December 31, 2012. The increase in professional services revenue for 2012 as compared to 2011 was primarily attributed to an increase in the number of new carrier customers requiring implementation services, as well as completion of those services during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Segment Revenue

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Employer	$23,760	29.1%	$15,938	23.2%	$7,822	49.1%
Carrier	57,979	70.9	52,845	76.8	5,143	9.7%

Total revenue	$81,739	100.0%	$68,783	100.0%	$12,956	18.8%

The growth in employer revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to a $7.8 million increase in our employer software services revenue driven primarily by a 48.2% increase in the number of large employer customers using our platform during the year ended December 31, 2012 as compared to the year ended December 31, 2011. The growth in carrier revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to an increase of $3.0 million in our carrier software services revenue, driven primarily by an increase in the number of products being utilized by our carrier customers, as well as by increases in the number of members using our platform during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Cost of Revenue

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Cost of revenue	$44,400	54.3%	$42,133	61.3%	$2,267	5.4%

The increase in cost of revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was in part attributable to a $1.1 million increase in amortization expense associated with capitalized software development costs, primarily due to the impairment of certain internally developed software that we concluded would not produce expected cash flows for the remainder of its estimated useful life. Salaries and personnel-related costs increased by $0.6 million during the year ended December 31, 2012, as we increased the number of associates providing services to our expanded customer base and supporting our platform infrastructure. In addition, we experienced a $0.3 million increase in infrastructure maintenance costs to support our platform. As a percentage of revenue, cost of revenue was higher during the year ended December 31, 2011 in part because of a large carrier customer implementation during that year.

Gross Profit

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Software services	$47,115	62.0%	$38,808	59.5%	$8,307	21.4%
Professional services	(9,776)	(168.3)	(12,157)	(340.2)	2,381	(19.6)

Gross profit	$37,339	45.7%	$26,651	38.7%	$10,688	40.1%

The increase in software services gross profit for the year ended December 31, 2011 as compared to the year ended December 31, 2012 was driven by a $10.7 million, or 16.4%, increase in software services revenue, partially offset by a $2.4 million, or 9.1%, increase in software services cost of revenue. Software services cost of revenue included $0.1 million of stock-based compensation expense for each of the years ended December 31, 2011 and 2012; and $5.6 million and $7.0 million of depreciation and amortization for the years ended December 31, 2011 and 2012, respectively. The increase in depreciation and amortization expense was primarily due to a charge taken during the year ended December 31, 2012 related to impairment of capitalized software development costs.

The decrease in professional services loss year over year was driven by a $2.2 million, or 62.6%, increase in professional services revenue and a $0.2 million, or 0.9%, decrease in professional services cost of revenue. Our professional services cost of revenue was higher during the year ended December 31, 2011 in part because of a large customer implementation during that year. Professional services cost of revenue included $0.1 million of stock-based compensation expense for each of the years ended December 31, 2011 and 2012. In addition, professional services cost of revenue included $0.5 million and $0.4 million in depreciation and amortization for the years ended December 31, 2011 and 2012, respectively.

Segment Gross Profit

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Employer	$9,810	41.3%	$6,059	38.0%	$3,751	61.9%
Carrier	27,529	47.5	20,591	39.0	6,938	33.7

Gross profit	$37,339	45.7%	$26,650	38.7%	$10,689	40.1%

The increase in employer gross profit year over year was driven by a $7.8 million, or 49.1%, increase in employer revenue, partially offset by a $4.1 million, or 41.2%, increase in employer cost of revenue. Our employer gross profit included $1.3 million and $1.7 million of depreciation and amortization for the years ended December 31, 2011 and 2012, respectively, and $0.1 million of stock-based compensation expense for each of the years ended December 31, 2011 and 2012.

The increase in carrier gross profit year over year was driven by a $5.1 million, or 9.7%, increase in carrier revenue and a $1.8 million, or 5.6%, decrease in carrier cost of revenue. Our carrier cost of revenue was higher for the year ended December 31, 2011 in part because of a large carrier customer implementation. Our carrier gross profit included $4.8 million and $5.7 million in depreciation and amortization for the years ended December 31, 2011 and 2012, respectively. In addition, our carrier gross profit included $0.2 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2011 and 2012, respectively.

Sales and Marketing

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(Restated)		(dollars in thousands)
			(Restated)
Sales and marketing	$27,905	34.1%	$22,553	32.8%	$5,352	23.7%

The increase in sales and marketing expense year over year was primarily attributable to a $4.2 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing personnel to continue driving revenue growth. The increase was also driven by a $1.4 million increase in marketing events, including the expansion of our annual One Place user and partner conference in April 2012, and additional external marketing events.

Research and Development

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(Restated)		(dollars in thousands)
			(Restated)
Research and development	$14,621	17.9%	$9,120	13.3%	$5,501	60.3%

The increase in research and development expense year over year was primarily attributable to a $4.1 million increase in salaries and personnel-related costs associated with additional research and development headcount, as well as a $0.4 million increase in consulting expense, to accommodate increased focus on development of our products, including the incorporation of and compliance with PPACA, the development of the HR InTouch Marketplace product, and investment of development resources in a new electronic data interchange platform. In addition we experienced a $0.5 million increase in allocated overhead for the year ended December 31, 2012 as compared to the year ended December 31, 2011 related to increased depreciation and amortization and facilities costs.

General and Administrative

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
			(dollars in thousands)
	(Restated)		(Restated)
General and administrative	$7,494	9.2%	$5,821	8.5%	$1,673	28.7%

The increase in general and administrative expense year over year was primarily attributable to a $1.4 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and to prepare for our IPO.

Segment Income (Loss) From Operations

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Employer	$(19,015)	(80.0)%	$(19,533)	(122.6)%	$518	(2.7)%
Carrier	6,213	10.7	6,516	12.3	(303)	(4.7)

Loss from operations	$(12,802)	(15.7)%	$(13,017)	(18.9)%	$215	(1.7)%

The decrease in employer loss from operations year over year was primarily attributable to a $7.8 million increase in employer revenue for the year ended December 31, 2012. In addition, we recognized a $1.7 million goodwill impairment during the year ended December 31, 2011. These changes were partially offset by increases of $4.4 million and $4.1 million in sales and marketing expenses and cost of revenue, respectively. The increase in sales and marketing expenses was attributable to an increase in salaries and personnel-related costs of the sales associates who were hired during the year ended December 31, 2011 to market our solutions to employers and received a full year of salary in the year ended December 31, 2012. Commissions of our sales associates increased as a result of increased sales to new employer customers. The increase in sales and marketing expenses was also attributable to an increase in marketing events, including One Place, as well as increases attributable to other external marketing events during the year ended December 31, 2012. The increase in cost of revenue was primarily driven by a 40.0% increase in our employer client service associate headcount.

The decrease in carrier income from operations year over year was primarily attributable to a $5.5 million increase in research and development expenses. The increase in research and development expense was attributable to efforts to develop and improve carrier segment-specific product enhancements. In addition, we experienced increases of $0.9 million and $0.8 million in sales and marketing and general and administrative expenses, respectively, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in sales and marketing expense was attributable to associates hired during the year ended December 31, 2011, who received a full year of salary during the year ended December 31, 2012. The increase in general and administrative expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to increases in salaries and personnel-related costs. These increases were partially offset by an increase in carrier gross profit of $6.9 million for the year ended December 31, 2012 as compared to 2011.

Comparison of Years Ended December 31, 2011 and 2010

As previously mentioned, in the first quarter of 2011, we increased the estimated expected life of our customer relationships for both employer and carrier customers. This change had the effect of extending the term over which we recognize our deferred revenue. Most of our deferred revenue relates to implementation services performed for our carrier customers, which require a more extensive and lengthy implementation. In the absence of this change, each of revenue, gross profit, and segment loss from operations would have improved by $5.8 million during the year ended December 31, 2011.

Revenue

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Software services	$65,210	94.8%	$59,425	88.5%	$5,785	9.7%
Professional services	3,573	5.2	7,697	11.5	(4,124)	(53.6)%

Total revenue	$68,783	100.0%	$67,122	100.0%	$1,661	2.5%

Revenue increased by $1.7 million, or 2.5%, from $67.1 million for the year ended December 31, 2010 to $68.8 million for the year ended December 31, 2011. Our software services revenue increased $5.8 million, or 9.7%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This growth was primarily attributable to the addition of new customers as the number of large employer and carrier customers increased from 170 as of December 31, 2010 to 223 as of December 31, 2011. This growth was offset by a $4.1 million, or 53.6%, decrease in our professional services revenue during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease was primarily attributable to the increase in the first quarter of 2011 in the estimated expected customer relationship period over which we recognize our implementation fees.

Segment Revenue

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Employer	$15,938	23.2%	$9,356	13.9%	$6,582	70.4%
Carrier	52,845	76.8	57,766	86.1	(4,921)	(8.5)%

Total revenue	$68,783	100.0%	$67,122	100.0%	$1,661	2.5%

Our employer revenue increased $6.6 million, or 70.4%, from the year ended December 31, 2010 to the year ended December 31, 2011. This growth was primarily attributable to a $7.0 million increase in our employer software services revenue driven primarily by a 36.9% increase in the number of large employer customers using our platform during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our carrier revenue decreased $4.9 million, or 8.5%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decline was attributable to decreases of $3.7 million and $1.2 million in our carrier professional services and software services revenue, respectively. The decrease in carrier professional services revenue was primarily driven by the increase in the first quarter of 2011 in the estimated expected customer relationship period over which we recognize our implementation fees. In addition, our carrier segment revenue was impacted by the uncertainty around the implementation of healthcare reform, which resulted in delayed purchasing decisions on the part of our carrier customers.

Cost of Revenue

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Cost of revenue	$42,133	61.3%	$38,870	57.9%	$3,263	8.4%

Cost of revenue increased by $3.3 million, or 8.4%, from $38.9 million for the year ended December 31, 2010 to $42.1 million for the year ended December 31, 2011. The increase in cost of revenue was primarily attributable to a $1.4 million increase in salaries and personnel-related costs, as we increased the number of associates providing services to our expanding customer base and supporting our platform infrastructure. In addition, we experienced increased implementation costs related to a large carrier customer implementation during the year ended December 31, 2011. As a percentage of revenue, cost of revenue increased from 57.9% for the year ended December 31, 2010 to 61.3% for the year ended December 31, 2011. The increase in cost of revenue as a percentage of revenue and resulting decrease in gross margin is primarily attributable to the change in estimated life of our customer relationships during the year ended December 31, 2011. In the absence of this change, each of revenue, gross profit, and net loss would have improved by $5.8 million during the year ended December 31, 2011.

Segment Gross Profit

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Employer	$6,059	38.0%	$3,121	33.4%	$2,938	94.1%
Carrier	20,591	39.0	25,131	43.5	(4,540)	(18.1)%

Gross profit	$26,650	38.7%	$28,252	42.1%	$(1,602)	(5.7)%

The increase in employer gross profit for the year ended December 31, 2010 to the year December 31, 2011 was driven by a $6.6 million, or 70.4%, increase in employer revenue, partially offset by a $3.6 million, or 58.4%, increase in employer cost of revenue for the year ended December 31, 2011. Our employer gross profit included $1.3 million and $0.6 million of depreciation and amortization for the years ended December 31, 2011 and 2010, respectively, and $0.1 million of stock-based compensation expense for each of the years ended December 31, 2011 and 2010.

The decrease in carrier gross profit for the year ended December 31, 2010 to the year ended December 31, 2011 was driven by a $4.9 million, or 8.5%, decrease in carrier revenue, partially offset by a $0.4 million, or 1.2%, decrease in carrier cost of revenue for the year ended December 31, 2011. The decrease in carrier revenue and gross profit was primarily attributable to the increase in the first quarter of 2011 in the estimated expected customer relationship period over which we recognize our implementation fees, which decreased the amount of professional services revenue recognized during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our carrier gross profit included $4.8 million and $5.5 million in depreciation and amortization for the years ended December 31, 2011 and 2010, respectively. In addition, our carrier gross profit included $0.2 million and $0.3 million of stock-based compensation expense for the years ended December 31, 2011 and 2010, respectively.

Sales and Marketing

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Sales and marketing	$22,553	32.8%	$14,174	21.1%	$8,379	59.1%

The increase in sales and marketing expense for the year ended December 31, 2010 to the year ended December 31, 2011 was primarily attributable to a $6.0 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing personnel to continue driving revenue growth. As a result of the increased headcount in 2011, we experienced a $0.6 million increase in overhead expenses allocated to our sales and marketing functions during the year. In addition, we experienced increases of $0.7 million and $0.3 million, respectively, in travel and recruiting costs.

Research and Development

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Research and development	$9,120	13.3%	$8,650	12.9%	$470	5.4%

The increase in research and development expense for the year ended December 31, 2010 to the year ended December 31, 2011 was primarily attributable to a $0.3 million increase in consulting expenses and a $0.1 million increase in salaries and personnel-related costs due to our product development efforts.

General and Administrative

	Year Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
General and administrative	$5,821	8.5%	$6,038	9.0%	$(217)	(3.6)%

The decrease in general and administrative expense for the year ended December 31, 2010 to the year ended December 31, 2011 was primarily attributable to a $0.2 million decrease in salaries and personnel-related costs during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Segment Income (Loss) From Operations

	Years Ended December 31,
	2011		2010		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
	(Restated)		(Restated)
Employer	$(19,533)	(122.6)%	$(6,628)	(70.8)%	$(12,905)	*
Carrier	6,516	12.3	6,018	10.4	498	8.3%

Loss from operations	$(13,017)	(18.9)%	$(610)	(0.9)%	$(12,407)	*

*	Not meaningful.

The increase in employer loss from operations was primarily attributable to a $8.9 million increase in employer sales and marketing expenses. During the year ended December 31, 2011, we increased the number of sales associates by 110.0%, resulting in a $6.2 million increase in employer sales and marketing salaries and personnel-related costs. We also experienced a $4.3 million increase in employer segment-specific research and development expenses. As a result of an increase in employer customer volume, we devoted more research and development efforts to our employer segment specific products. In addition, we recognized a goodwill impairment of $1.7 million in the year ended December 31, 2011. These changes were partially offset by a $2.9 million increase in employer gross profit, driven primarily by a $6.6 million increase in employer revenue during the year.

The increase in carrier income from operations was primarily attributable to decreases of $3.8 million and $0.7 million in research and development expenses and general and administrative expenses, respectively. These declines were primarily the result of the shift of our research and development efforts to products in our employer segment. Additionally, we experienced a $0.5 million decrease in marketing expenses due primarily to a realignment of promotional efforts to grow our employer business. These decreases in costs were partially offset by a decline in carrier gross profit of $4.5 million, driven by the change in estimated life of our customer relationships during the year ended December 31, 2011. In the absence of this change, each of carrier revenue, gross profit, and income from operations would have improved by $5.8 million during the year ended December 31, 2011.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition and Deferred Revenue

We derive the majority of our revenue from software services fees, which consist primarily of monthly subscription fees paid to us by our customers for access to, and usage of, our cloud-based benefits software solutions for a specified contract term. We also derive revenue from professional services which primarily include fees related to the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training.

We recognize revenue when there is persuasive evidence of an arrangement, we have provided the service, the fees to be paid by the customer are fixed and determinable and collectability is reasonably assured. We consider that delivery of our cloud-based software services has commenced once we have granted the customer access to our platform.

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time once the criteria for revenue recognition described above have been satisfied. We defer recognition of our professional services fees and begin recognizing them once the services are performed and related software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship.

We estimate our customer relationship period based on various factors including, but not limited to, contract terms, contract extensions and renewals, customer attrition, the nature and pace of technology advancements and obsolescence, and the anticipated impact of demand, competition, and other regulatory and economic factors.

Most of our deferred revenue relates to professional services performed for our carrier customers, which require a more extensive and lengthy implementation. We will evaluate the term over which revenue is recognized for our implementation fees as we gain more experience with customer contract renewals.

Accounts Receivable and Allowances for Doubtful Accounts and Returns

We state accounts receivable at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some customers to make payments as they become due. We base our estimated allowance on our analysis of past due amounts and ongoing credit evaluations. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our credit and collection policies and the financial strength of our customers.

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

Goodwill

Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. We test goodwill for impairment at the reporting unit level annually on October 31, or more frequently if events or changes in business circumstances indicate the asset might be impaired.

When testing goodwill for impairment, we first perform an assessment of qualitative factors, including but not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances, and after-tax cash flows. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount, we test goodwill for impairment at the reporting unit level using a two-step approach. In step one, we determine if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, we perform step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds the implied fair value, recording an impairment charge.

We have determined that we have two operating segments, employer and carrier. Further, we have identified that the employer operating segment contains a component, Benefit Informatics. Prior to 2013 Benefit Informatics was a reporting unit that was part of the employer operating segment. Starting in 2013, Benefit Informatics no longer had discreet financial information, ceased to be a reporting unit and is integrated within the employer segment. To determine the fair value of our reporting units, we primarily use a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. Significant judgments inherent in this analysis include the determination of an appropriate discount rate, estimated terminal value and the amount and timing of expected future cash flows.

Stock-Based Compensation

We have issued two types of stock-based awards under our stock plans: stock options and restricted stock units. Stock-based awards granted to associates, directors, and non-associate third parties are measured at fair value at each grant date. When determining the fair market value of our common stock, we consider what we believe to be comparable publicly traded companies, discounted free cash flows, and an analysis of our enterprise value. We recognize stock-based compensation expense, net of forfeitures, ratably over the requisite service period of the option award. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting over the following 36 months. We previously granted options that vest 100% on the fifth anniversary of the grant date. Restricted stock unit awards vest 25% on each anniversary of the grant date over 4 years.

Determination of the Fair Value of Stock-Based Compensation Grants

The determination of the fair value of stock-based compensation arrangements is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate, and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. For restricted stock unit awards, fair value is based on the closing price of our stock on the trading day preceding the grant date.

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated (we did not grant any options in 2011):

	Year Ended December 31,
	2013	2012	2011	2010
Risk-free interest rate	1.0% - 1.7%	0.8% - 1.2%	—	1.9% - 3.2%
Expected term (years)	6.08	6.08	—	6.08 - 6.58
Expected volatility	52%	53% - 55%	—	57% - 59%
Dividend yield	0%	0%	—	0%
Weighted-average grant date fair value per share	$7.71	$4.24	—	2.43%

We have assumed no dividend yield because we do not expect to pay dividends in the foreseeable future, which is consistent with our past practice. The risk-free interest rate assumption is based on observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of our associate stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The list of comparable companies we used to determine expected volatility was consistent with those used to determine the corresponding fair value of our common stock at each grant date.

We based our estimate of pre-vesting forfeitures, or forfeiture rate, on our analysis of historical behavior by stock option holders. We apply the estimated forfeiture rate to the total estimated fair value of the awards, as derived from the Black-Scholes model, to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations.

Based upon stock closing stock price on December 31, 2013 of $57.74, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2013 was $156.0 million, of which $127.4 million related to vested options and $28.6 million to unvested options. The aggregate intrinsic value of outstanding restricted stock units as of December 31, 2013 was $5.6 million, of which all were unvested.

Determination of the Fair Value of Common Stock on Grant Dates

Prior to our IPO, we were a private company with no active public market for our common stock. We have periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation,” or the Practice Aid. We performed these valuations as of January 1, July 1, October 1, 2012, and April 1, 2013. In conducting the valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including management’s estimate of our business condition, prospects, and operating performance at each valuation date. Within the valuations performed by our management, a range of factors, assumptions, and methodologies were used. The significant factors included:

•	independent third-party valuations performed contemporaneously or shortly before the grant date, as applicable;

•	the fact that we are a privately held technology company and our common stock is illiquid;

•	the nature and history of our business;

•	our historical financial performance;

•	our discounted future cash flows, based on our projected operating results;

•	valuations of comparable public companies;

•	the potential impact on common stock of liquidation preference rights of redeemable convertible preferred stock under different valuation scenarios;

•	general economic conditions and the specific outlook for our industry;

•	the likelihood of achieving a liquidity event for shares of our common stock such as an IPO or a sale of our company, given prevailing market conditions, or remaining a private company; and

•	the state of the IPO market for similarly situated privately held technology companies.

The dates of our contemporaneous valuations have not always coincided with the dates of our stock-based compensation grants. In such instances, management’s estimates of the fair value of our common stock on the date of grant have been based on the most recent valuation of our shares of common stock and our assessment of additional objective and subjective factors we believed were relevant as of the grant date. The additional factors considered when determining any changes in fair value between the most recent valuation and the grant dates included our stage of development, our operating and financial performance, current business conditions, and the market performance of comparable publicly traded companies.

There are significant judgments and estimates inherent in these contemporaneous valuations. These judgments and estimates include assumptions regarding our future operating performance, the time to completing an IPO or other liquidity event, and the determinations of the appropriate valuation methods. If we made different assumptions, our stock-based compensation expense, net loss, and net loss per common share could have been significantly different.

Common Stock Valuation Methodology

Probability-Weighted Expected Return Method

We utilize the probability-weighted expected return method, or PWERM, approach to allocate our equity value to our common shares. The PWERM approach employs various market, income or cost approach calculations depending on the likelihood of various liquidation scenarios. For each of the various scenarios, an equity value is estimated and the rights and preferences for each shareholder class are considered to allocate the equity value to common shares. The common share value is then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the common share value is multiplied by an estimated probability for each scenario. The probability and timing of each scenario are based on discussions between our board of directors and our management team. Under the PWERM, the value of our common stock is based on four possible future events for our company:

•	an IPO;

•	a strategic merger or sale;

•	our remaining a private company; and

•	the sale of our assets and the resulting dissolution of our company.

When determining the value of any of these four possible outcomes, we use the market and income approaches to determine the equity value of our company. These valuation methodologies are described below.

Market Approach

The market approach evaluates similar companies or transactions in the marketplace. When using the guideline company method of the market approach in determining the fair value of our common stock under the IPO scenario, we identified companies similar to our business who had recently completed IPOs and used these companies as guidelines to develop relevant market multiples and ratios. We then applied these market multiples and ratios to our financial forecasts to create an indication of total equity value. In selecting the guideline companies used in our analysis, we applied several criteria, including companies in the e-commerce platform industry, companies displaying economic and financial similarity to us in certain aspects of primary importance in the eyes of the investing public, and businesses that entail a similar degree of investment risk. When using the similar transaction methodology of the market approach in determining the fair value of our common stock under the strategic merger or sale scenario, we used publicly disclosed data from arm’s-length transactions involving similar companies to develop relationships or value measures between the prices paid for the target companies and the underlying financial performance of those companies. These value measures are then applied to our applicable operating data to create an indication of total equity value.

We used the market approach as the valuation method of determining the fair value of our common stock under the IPO and strategic merger or sale scenarios for all independent valuations. For each of the independent valuations, we performed an assessment of publicly traded comparable companies, including companies that recently completed IPOs or were recently acquired, to ensure that we had a current representative sample of guideline companies upon which to base each valuation.

Income Approach

For the income approach, we used the discounted free cash flow method, which is based on the premise that equity value as of the respective valuation date is equal to the projected future free cash flows and expected terminal value of the business, discounted by a required rate of return that investors would demand given the risks of ownership and the risks associated with achieving the stream of projected future free cash flows.

We used a combination of the market approach and the income approach in determining the fair value of our common stock under the remaining private scenario for each of our independent valuations.

The following table summarizes by grant date the number of shares of common stock subject to stock options granted from January 1, 2012 through the September 17, 2013, as well as the associated per share exercise price and the final estimated fair value per share of our common stock on the grant date. We did not grant any stock options during the year ended December 31, 2011.

Grant Date	Number of Shares Underlying Options Granted	Exercise Price per Share	Estimated Fair Value per Share
January 31, 2012	201,844	$8.11	$6.80
April 9, 2012	10,000	$8.11	$6.80
July 1, 2012	12,115	$9.33	$8.79
October 1, 2012	368,500	$10.30	$9.88
April 1, 2013	5,000	$13.53	$13.53
May 8, 2013	137,000	$13.53	$13.53
August 5, 2013	30,000	$13.53	$20.30

For each of our new stock option grants during 2012, the exercise price exceeded the fair market value of our common stock on the date of grant. In determining the fair value of our common stock on the grant dates, our board of directors placed significant emphasis on the contemporaneous valuations performed by an independent third party, which did not consider the impact of completion of our revenue recognition customer relationship change as the available data had not yet been fully analyzed as of the time of these original valuations. These original valuations were retroactively updated to reflect the Company’s completion of its final analysis of customer relationship data available as of each valuation date and the effect of such data on the revised projected operating results taking into account the impact of our change in estimated customer relationship period.

Significant factors contributing to the determination of common stock fair value at the date of each grant were as follows:

January and April 2012 Stock Option Grants.    On January 31, 2012, our board of directors granted Mason Holland, our Executive Chairman of the Board, the authority to make grants of stock rights under our 2012 Stock Plan. Pursuant to this designated authority, Mr. Holland granted options to purchase 201,844 shares of common stock with an exercise price per share of $8.11 on January 31, 2012. In estimating the fair value of our common stock to set the exercise price of such options, we reviewed and considered a contemporaneous independent valuation report for our common stock as of January 1, 2012. The retroactively updated independent valuation report reflected a fair value for our common stock of $6.80 as of January 1, 2012.

Three months later, on April 9, 2012, when our results were similar to prior months, Mr. Holland, pursuant to his designated authority from our board, granted options to purchase 10,000 shares of common stock with an exercise price per share of $8.11. Little had changed since the last stock option grant date and, although we finished the first quarter on plan, overall market conditions had not changed significantly. Therefore, we determined that the estimated fair value of common stock had not changed since the January 31, 2012 grants.

The primary valuation considerations in the retroactively updated independent valuation report were:

•	a discount rate of 22%, based on our estimated cost of capital; and

•	a lack of marketability discount of 27%.

The liquidity event scenario probabilities and valuation method used for determining the fair value of our common stock were as follows:

Scenario	Probability	Valuation Method
IPO	50%	Market
Strategic merger or sale	30%	Market
Remain private	15%	Market / Income
Dissolution / technology sale	5%	N/A

The 50% probability for an IPO scenario reflected our consideration of the improvement in the IPO market during the last half of 2011, particularly within the technology sector and for companies of similar size and scale to us. In addition, it reflected our belief that if a liquidity event were to occur within the next 18 months, the most likely outcome would be an IPO.

July 2012 Stock Option Grants.    Mr. Holland, pursuant to his designated authority from our board, granted options to purchase 12,115 shares of common stock with an exercise price per share of $9.33 on July 1, 2012. In estimating the fair value of our common stock to set the exercise price of such options, we reviewed and considered a contemporaneous independent valuation report for our common stock as of July 1, 2012. The retroactively updated independent valuation report reflected a fair value for our common stock of $8.79 as of July 1, 2012.

The primary valuation considerations were:

•	a discount rate of 22%, based on our estimated cost of capital; and

•	a lack of marketability discount of 21%.

The liquidity event scenario probabilities and valuation method used for determining the fair value of our common stock were as follows:

Scenario	Probability	Valuation Method
IPO	50%	Market
Strategic merger or sale	30%	Market
Remain private	15%	Market / Income
Dissolution / technology sale	5%	N/A

The 50% probability for an IPO scenario reflected our consideration of the continued stability in the IPO market during the first half of 2012, particularly within the technology sector and for companies of similar size and scale to us. In addition, it reflected our belief that if a liquidity event were to occur within the next 15 months, the most likely outcome would be an IPO.

The increase in the estimated fair value of our common stock from $6.80 per share as of April 9, 2012 to $8.79 per share as of July 1, 2012 was primarily due to the following:

•	greater proximity of an anticipated IPO date;

•	increased market valuations of the guideline companies used in determining total equity value;

•	application of a higher revenue multiple used under the strategic merger scenario based on the then-current market conditions for our guideline companies to our trailing twelve-month revenue;

•	our strong operating performance during the first half of 2012, primarily attributable to revenue growth from an increase in the number of customers using our cloud-based benefits software; and

•	continued improvement in overall macroeconomic conditions.

October 2012 Stock Option Grants.    Mr. Holland, pursuant to his designated authority from our board, granted options to purchase 368,500 shares of common stock on October 1, 2012 with an exercise price per share of $10.30. In estimating the fair value of our common stock to set the exercise price of such options as of the grant date, the board reviewed and considered a contemporaneous independent valuation report for our common stock as of October 1, 2012. The retroactively updated independent valuation report reflected a fair value for our common stock of $9.88 as of October 1, 2012.

The primary valuation considerations were:

•	a discount rate of 20%, based on our estimated cost of capital; and

•	a lack of marketability discount of 19%.

The liquidity event scenario probabilities and valuation method used for determining the fair value of our common stock were as follows:

Scenario	Probability	Valuation Method
IPO	50%	Market
Strategic merger or sale	30%	Market
Remain private	15%	Market / Income
Dissolution / technology sale	5%	N/A

The 50% probability for an IPO scenario reflected our consideration of the continued stability in the IPO market during the first three quarters of 2012, particularly within the technology sector and for companies of similar size and scale to us. In addition, it reflected our belief that if a liquidity event were to occur within the next three quarters, the most likely outcome would be an IPO.

The increase in the estimated fair value of our common stock from $8.79 per share as of July 1, 2012 to $9.88 per share as of October 1, 2012 was primarily due to the following:

•	greater proximity of anticipated IPO date;

•	increased market valuations of the guideline companies used in determining total equity value;

•

our strong operating performance during the first three quarters of 2012, primarily attributable to revenue growth from an increase in the number of customers using our cloud-based benefits software; and

•	continued improvement in overall macroeconomic conditions.

April and May Stock Option Grants.    Mr. Holland, pursuant to his designated authority from our board, granted options to purchase 5,000 shares of common stock with an exercise price per share of $13.53 on April 1, 2013. In estimating the fair value of our common stock to set the exercise price of such options, we reviewed and considered a contemporaneous independent valuation report for our common stock as of April 1, 2013.

One month later, on May 8, 2013, when our results were similar to prior months, our board granted options to purchase 137,000 shares of common stock with an exercise price per share of $13.53. Overall market conditions had not changed significantly since the last stock option grant date. Therefore, we determined that the estimated fair value of common stock had not changed since the April 1, 2013 grant.

The primary valuation considerations were:

•	a discount rate of 17%, based on our estimated cost of capital; and

•	a lack of marketability discount of 11%.

The liquidity event scenario probabilities and valuation method used for determining the fair value of our common stock as of April 1, 2013 were as follows:

Scenario	Probability	Valuation Method
IPO	60%	Market
Strategic merger or sale	30%	Market
Remain private	10%	Market / Income

The 60% probability for an IPO scenario reflected our consideration of the continued stability in the IPO market during the fourth quarter of 2012 and the first quarter of 2013. In addition, it reflected our belief that if a liquidity event were to occur within the next three months, the most likely outcome would be an IPO. In the first quarter of 2013, we began to prepare for an initial public offering, including appointment of underwriters.

The increase in the estimated fair value of our common stock from $9.88 per share as of October 1, 2012 to $13.53 per share as of April 1, 2013 was primarily due to the following:

•	greater proximity of an anticipated IPO date;

•	greater probability of the IPO scenario, which would result in the highest return to investors;

•	increased market valuations of the guideline companies used in determining total equity value; and

•	application of a higher revenue multiple used under the strategic merger scenario based on the then-current market conditions for our guideline companies to our trailing twelve-month revenue.

As of the grant date, which is also the service inception dates, the total unrecognized stock-based compensation expense related to the options granted on April 1, 2013 and May 8, 2013, adjusted for estimated forfeitures, was approximately $0.9 million. Stock-based compensation related to these options will be recognized over the requisite service period of four years and charged to operating expenses.

August 2013 Stock Option Grant.    On August 5, 2013, Mr. Holland, pursuant to his designated authority from our board, granted options to purchase 30,000 shares of common stock with an exercise price per share of $13.53. At the time of this grant, we believed overall market conditions had not changed significantly since April 1, 2013, and we had not yet received our estimated IPO price range from the underwriters. Therefore, we initially determined that the estimated fair value of common stock had not changed since the April 1, 2013 grant.

On August 20, 2013, the underwriters first communicated the anticipated price range of our IPO to us. Their analyses, which assumed the offering occurs and therefore did not include any discounting for illiquidity or IPO probability, derived a range of $21.50 to $24.50 per share. Our increased sales during the quarter ended June 30, 2013 influenced the increase in our valuation in a potential IPO. The underwriters also considered recent IPO’s and acquisitions of companies similar to us. These were the primary differences between the underwriters’ valuation and our prior April 1, 2013 independent valuation.

In light of these factors, we determined the value of our common stock for financial accounting purposes as of the August 5, 2013 stock option grant date was $20.30 per share. This valuation was within 12% of the mid-point of our estimated offering price range. It included assumptions not considered by the underwriters, but that we believed were appropriate for financial statement reporting purposes. The principal of these different assumptions were:

•	an IPO probability of 80%;

•	a discount rate of 15%, based on our estimated cost of capital; and

•	a lack of marketability discount of 9%.

The liquidity event scenario probabilities and valuation method used for determining the fair value of our common stock as of August 5, 2013 were as follows:

Scenario	Probability	Valuation Method
IPO	80%	Market
Strategic merger or sale	10%	Market
Remain private	10%	Market / Income

As a result, as of the grant date, which is also the service inception date for the optionee, the total unrecognized stock-based compensation expense related to the option granted August 5, 2013, adjusted for forfeitures, was approximately $0.3 million. We expect to recognize stock-based compensation expense of approximately $21,750 on average per quarter over the requisite service, or vesting, period of four years. This non-cash expense was charged to operating expense beginning in the quarter ended September 30, 2013.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. We recognize potential accrued interest and penalties associated with unrecognized tax positions within our global operations in income tax expense.

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

During 2012, we entered into a $6.0 million master credit facility with NBSC to finance purchases of fixed assets, software and leasehold improvements. Under the terms of the credit agreement, we were allowed to borrow from time to time an aggregate, non-revolving amount not to exceed $6.0 million until November 2014. We were allowed to prepay all or any portion of any note without penalty at any time. We made customary affirmative and negative covenants in connection with this credit agreement. In the event of a default, including, among other things, our failure to pay any principal or interest payment when due or our uncured default in the performance or observance of any term, covenant, condition or agreement we were required to perform, the principal and interest on each outstanding note and all other amounts owed to NBSC would have become due and payable, and the credit agreement and our right to request advances under it would have terminated immediately. As of June 30, 2013, we were not in compliance with the net operating income covenant under the master credit facility, which allowed NBSC to declare all outstanding amounts due and terminate the facility. NBSC waived this covenant breach, as well as any future breaches of the net operating income covenant, through August 1, 2014. This waiver was binding and not subject to revocation by NBSC. On August 30, 2013, all amounts due under this credit facility were repaid and the facility was terminated when we transitioned to another bank.

On August 27, 2013, we entered into a loan and security agreement with Silicon Valley Bank to provide us a revolving line of credit of up to $35.0 million to be used for working capital, to refinance our indebtedness to NBSC, and to fund our general business requirements. On December 10, 2013, we entered into a second amended agreement with Silicon Valley Bank which provides that the increase in the amount available under the revolving line of credit from the initial limit of $15 million to $35 million, as a result of the closing of our IPO on September 23, 2013, will occur on the earlier of our request for such increase or August 27, 2014. All other terms of the loan and security agreement remain the same.

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

We made customary affirmative and negative covenants in connection with the loan and security agreement, including financial covenants related to liquidity and revenue growth. In the event of a default, including, among other things, our failure to pay any principal or interest payment when due or our uncured default of any term, provision, condition, covenant or agreement, Silicon Valley Bank may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. We were in compliance with all covenants under this loan and security agreement, as amended, as of December 31, 2013. The line of credit is collateralized by substantially all of our tangible and intangible assets, including any proceeds of intellectual property (but not the underlying intellectual property itself), and we have agreed not to encumber any of our intellectual property without Silicon Valley bank’s prior written consent. The collateral also excludes any equity interests.

On August 30, 2013, we borrowed $5.8 million under this line of credit, which we used to repay all of the amounts outstanding under the two promissory notes and master credit facility with NBSC. In September 2013, we borrowed and repaid $5 million under this line of credit. The amount available to borrow under this line of credit was $9.2 million as of December 31, 2013.

The following table summarizes the outstanding principal balances of our lines of credit as of December 31, 2013:

Outstanding Principal Balance
(in thousands)
Revolving line of credit	$5,757

Total	$5,757

Initial Public Offering

On September 23, 2013, we closed our IPO in which we sold 3,000,000 shares of common stock at a public offering price of $26.50 per share, resulting in net proceeds of $70.1 million. See Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our IPO.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our IPO, will be sufficient to meet our cash requirements for at least the next 12 months.

Going forward, we may access capital markets to raise additional equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash Flows

Our cash flows for the years ended December 31, 2013, 2012, 2011, and 2010 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Net cash flows provided by (used in):
Operating activities	$1,067	$12,408	$5,882	$7,185
Investing activities	(22,077)	(6,308)	(5,747)	(9,725)
Financing activities	66,952	(2,253)	(2,445)	(5,319)

Net increase (decrease) in cash and cash equivalents	$45,942	$3,847	$(2,310)	$(7,859)

Operating Activities

For the year ended December 31, 2013, net cash and cash equivalents used in operating activities of $1.1 million consisted of a net loss of $30.4 million partially offset by $19.4 million of cash provided by changes in working capital and $12.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $8.2 million, accrued interest on financing obligation of $1.8 million, non-cash stock compensation expense of $1.2 million, and a change in fair value and accretion of warrant of $0.9 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $22.7 million, an increase in accrued compensation and benefits of $4.5 million, and an increase in accounts payable and accrued expenses of $3.5 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue ratably over the customer relationship period beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from normal fluctuation in payroll dates and an increase in the number of associates. The increase in accounts payable resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $10.3 million increase in accounts receivable. The increase in accounts receivable was primarily attributable to the growth of our revenue and fees.

For the year ended December 31, 2012, our net cash and cash equivalents provided by operating activities of $12.4 million consisted of a net loss of $14.9 million, offset by $15.4 million of cash provided by changes in working capital and $11.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $8.6 million, accrued interest on financing obligation of $1.8 million, non-cash stock compensation expense of $0.7 million and the change in fair value of contingent consideration of $0.2 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $14.7 million and an increase in accrued compensation and benefits of $3.1 million as a result of increased headcount. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. In addition, we experienced an increase in accounts payable and accrued expenses of $1.4 million, primarily driven by increased operating costs during the period. These increases were partially offset by a decrease in operating cash flow due to a $4.4 million increase in accounts receivable, primarily driven by increased revenue during the year as we continue to expand our operations.

For the year ended December 31, 2011, our net cash provided by operating activities of $5.9 million consisted of a net loss of $15.1 million, offset by $8.4 million of cash provided by changes in working capital and $12.5 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $7.3 million, accrued interest on financing obligation of $1.8 million, non-cash stock compensation expense of $0.7 million, the change in fair value of contingent consideration of $0.8 million and impairment of goodwill and other intangible assets of $1.7 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $9.8 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. These increases were partially offset by decreases in operating cash flow due to a $2.0 million increase in accounts receivable.

For the year ended December 31, 2010, our net cash provided by operating activities of $7.2 million consisted of a net loss of $2.5 million and $0.4 million of cash used to fund changes in working capital, offset by $10.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.6 million, accrued interest on financing obligation of $1.8 million, non-cash stock compensation expense of $1.0 million and change in fair value of contingent consideration of $0.2 million. The decrease in cash resulting from changes in working capital primarily consisted of a decrease in deferred revenue of $1.5 million and a $1.1 million increase in accounts receivable, primarily driven by increased revenue during the year. These decreases were partially offset by increases in operating cash flow due to a $1.5 million increase in accounts payable and accrued expenses and a $0.5 million increase in accrued compensation and benefits resulting from an increase in the number of associates.

Investing Activities

Net cash used in investing activities totaled $22.1 million for 2013. We purchased corporate bonds in the amount of $13.2 million. In addition, we spent $8.9 million to purchase property and equipment. For the years ended December 31, 2012, 2011, and 2010, net cash used in investing activities was $6.3 million, $5.7 million, and $9.7 million, respectively, for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $67.0 million for 2013, which resulted primarily from $70.1 million in proceeds from our IPO, net of issuance costs, $12.2 million in proceeds from line of credit and notes payable borrowings, partially offset by $15.8 million in repayments of notes payable, line of credit, and financing and capital lease obligations and $0.3 million in payments of contingent consideration.

For the year ended December 31, 2012, net cash used in financing activities was $2.3 million, consisting of $4.2 million in repayments of debt and financing and capital lease obligations, $0.6 million in repurchases of our common stock and $2.1 million in payments of contingent consideration related to an acquisition during the year ended December 31, 2010. These amounts were partially offset by $4.5 million in proceeds from notes payable borrowing and $0.1 million in cash received upon the exercise of stock options.

For the year ended December 31, 2011, net cash used in financing activities was $2.4 million, consisting of $3.8 million in repayments of debt and financing and capital lease obligations and $0.8 million in repurchases of our common stock, partially offset by $2.0 million in proceeds from notes payable borrowing and $0.1 million in cash received upon the exercise of stock options.

For the year ended December 31, 2010, net cash used in financing activities was $5.3 million, consisting of $5.7 million in repayments of debt and financing and capital lease obligations, partially offset by $0.8 million in proceeds from notes payable borrowing.

Operating and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents balances and cash generated from operations will be sufficient to meet our anticipated cash requirements through at least the next 12 months, including expected capital expenditure requirements of approximately $12 million to $15 million. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities or enter into an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. The following table summarizes these contractual obligations at December 31, 2013. Future events could cause actual payments to differ from these estimates.

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt—Revolving line of credit (1)	$5,757	$—	$5,757	$—	$—
Operating lease obligations (2)	31,204	3,108	5,686	5,682	16,728
Capital lease obligations (2)	5,689	2,728	2,938	23	—
Financing obligations (2)	20,986	3,578	6,318	4,202	6,888
Purchase commitments	3,659	1,232	2,373	54	—

Total	$67,295	$10,646	$23,072	$9,961	$23,616

(1)	Repayment of the revolving line of credit is due at end of the term in 2016. Early repayment is allowed. Interest is paid monthly.

(2)	Excludes estimated future minimum payments totaling $81.5 million for office space that was under construction as of December 31, 2013. The timing of the payments is dependent upon the date of occupancy which is estimated to be January 1, 2015. A delay in occupancy would delay the timing of the payments under the lease, but not the total payment amount.

In February 2013, we entered into an amendment to an existing lease agreement to lease additional office space. The collective minimum lease payments under the amendment are $9.9 million. We also entered into a capital lease of fixed assets with total collective future minimum lease payments of $1.1 million.

In March 2013 and June 2013, we borrowed $0.9 million and $0.6 million, respectively, under the NBSC master credit facility. In August 2013, we borrowed $5.8 million under a loan and security agreement with Silicon Valley Bank described above, and paid off the NBSC master credit facility and the two outstanding promissory notes with NBSC. In September 2013, we borrowed an additional $5.0 million under the loan and security agreement with Silicon Valley Bank for general working capital purposes.

On December 13, 2013, we entered into a 15 year build-to-suit lease for additional office space at our Charleston, South Carolina campus. The estimated rentable area of the building to be constructed is approximately 145,000 square feet and the target commencement date is January 1, 2015. Estimated future minimum under the arrangement payments totaling $81.5 million are not included in the contractual obligations table above. Under this lease agreement we executed an option to lease two additional adjacent buildings. The annual cost of the option is $466,000 per year for term of the option which is three years. Additionally, we may incur a termination fee if we terminate the option or let the option expire. The termination fee of $0.8 million will be prorated through the date of termination or expiration. As of December 31, 2013 we recognized liability related to the option in the amount of $23,000. No amounts have been recognized related the to the termination fee. However, if we had terminated the option on December 31, 2013, we would have incurred expense in the amount of $75,000.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities other than as disclosed in Note 16 for which we are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entity.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2012-08, “Intangibles—Goodwill and Other (Topic 350); Testing Indefinite-Lived Intangible Assets for Impairment”, which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a “qualitative” assessment to determine whether further implementation testing is necessary. Our adoption of this statement, effective January 1, 2013, did not have any impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. We prospectively adopted ASU 2013-02 effective January 1, 2013. The adoption of this pronouncement did not have any impact on our consolidated financial statement presentation.

We are evaluating other accounting standards and exposure drafts that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date to determine whether adoption will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Risk

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At December 31, 2013, we had borrowings under our revolving line of credit of $5.8 million. As a result, each change of one percentage point in interest rates would result in an approximate $58,000 change in our annual interest expense on our outstanding borrowings at December 31, 2013. Any debt we incur in the future may also bear interest at variable rates.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

Our management has concluded that the material weakness that arose in connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2012 with respect to our accounting for certain deferred revenue balances and the related revenue recognition was remediated at December 31, 2013. In the first quarter of 2014, we identified a separate material weakness in internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. This material error resulted from our incorrect interpretation of standards under ASC 840, Leases, related to this build-to-suit lease where we, as the lessee, were involved in asset construction. As a result, we previously incorrectly accounted for the lease as an operating lease rather than a financing obligation. To correct the error, we have included in this Annual Report on Form 10-K restated consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012.

Based on their evaluation and in light of the material weakness in the accounting for leasing transactions, our President and Chief Executive Officer, and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2013.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2013. Based on that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that, except as otherwise discussed above, there was no material change in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2014 Annual Meeting of Stockholders currently scheduled to be held on June 7, 2014 which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Our board of directors has determined that of the members of the Audit Committee, Messrs. Pelzer and Swad (and not Mr. Holland) are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission regulation and the NASDAQ Stock Market listing rules. Our board has also determined that the Mr. Pelzer is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We have adopted a code of ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of conduct specifically for our principal executive officer and senior financial officers. Each of these policies is posted on our website, www.benefitfocus.com.

The information required by this Item concerning our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation” and “Director Compensation” in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2013 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2012 Stock Plan, as amended	850,159	$9.21	2,578,314
Amended and Restated 2000 Stock Option Plan	2,806,336	$5.54	—

Total	3,656,495	$6.40	2,578,314

Our equity compensation plans consist of the 2012 Stock Plan, as amended and the Amended and Restated 2000 Stock Option Plan, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance Matters” in the proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the proxy statement.

PART IV

Item 15. Exhibits and Financial Schedules

(a) 1. Financial Statements.

The following statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013, 2012 and 2011	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended	F-4
December 31, 2013, 2012, 2011 and 2010	F-5
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended	F-6
December 31, 2013, 2012 and 2011	F-7

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts	F-31

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits.

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus.com, Inc. issued November 23, 2009.	S-1	333-190610	4.5	August 14, 2013

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	S-1/A	333-190610	10.4	September 5, 2013

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.8	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.9	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.10	Employment Agreement, dated November 16, 2011, by and between Benefitfocus.com, Inc. and Milton A. Alpern.#	S-1	333-190610	10.10	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.13	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.14	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.15	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.†	S-1	333-190610	10.15	August 14, 2013

10.16	Master Guidance Line of Credit Agreement between Benefitfocus.com, Inc. and NBSC, a division of Synovus Bank, dated as of November 21, 2012 and the form of the Security Agreement and Promissory Notes thereunder.†	S-1	333-190610	10.16	August 14, 2013

10.17	Loan and Security Agreement between Silicon Valley Bank, Benefitfocus.com, Inc., Benefit Informatics, Inc., and Benefitfocus, Inc., dated as of August 27, 2013.	S-1/A	333-190610	10.17	September 5, 2013

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.18	Second Amendment Agreement between Silicon Valley Bank, Benefitfocus.com, Benefit Informatics, Inc., and Benefitfocus, Inc., dated December 10, 2013.	8-K	—	10.18	December 12, 2013

10.19	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	—	—	—	Filed herewith

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

#	Management contract or compensatory plan.
†	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefitfocus, Inc.

Date: March 20, 2014	By:	/s/ Milton A. Alpern
Milton A. Alpern
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Mason R. Holland, Jr. Mason R. Holland, Jr.	Chairman of the Board of Directors	March 20, 2014

/s/ Shawn A. Jenkins Shawn A. Jenkins	President and Chief Executive Officer (principal executive officer) and Director	March 20, 2014

/s/ Milton A. Alpern Milton A. Alpern	Chief Financial Officer (principal financial and accounting officer)	March 20, 2014

/s/ Joseph P. DiSabato Joseph P. DiSabato	Director	March 20, 2014

/s/ Ann H. Lamont Ann H. Lamont	Director	March 20, 2014

/s/ Francis J. Pelzer V Francis J. Pelzer V	Director	March 20, 2014

/s/ Stephen M. Swad Stephen M. Swad	Director	March 20, 2014

/s/ Raheel Zia Raheel Zia	Director	March 20, 2014

BENEFITFOCUS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Benefitfocus, Inc.

We have audited the accompanying consolidated balance sheets of Benefitfocus, Inc. as of December 31, 2013, 2012, and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the four years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benefitfocus, Inc. at December 31, 2013, 2012, and 2011 and the consolidated results of its operations and its cash flows for each of the four years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 have been restated to correct for errors in the Company’s accounting for a certain lease arrangement.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 20, 2014

BENEFITFOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2013	2012	2011
Assets		(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$65,645	$19,703	$15,856
Marketable securities	13,168	—	—
Accounts receivable, net	23,668	13,372	9,060
Prepaid expenses and other current assets	4,322	1,482	2,092

Total current assets	106,803	34,557	27,008
Property and equipment, net	27,444	20,456	22,287
Intangible assets, net	1,256	1,579	1,913
Goodwill	1,634	1,634	1,634
Other non-current assets	2,474	—	—

Total assets	$139,611	$58,226	$52,842

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,354	$1,726	$853
Accrued expenses	3,911	2,453	1,921
Accrued compensation and benefits	14,183	9,661	6,559
Deferred revenue, current portion	15,158	11,165	8,476
Financing and capital lease obligations, current portion	4,288	1,228	1,383
Notes payable, current portion	—	2,420	1,074
Contingent consideration related to acquisition, current portion	—	328	2,349

Total current liabilities	41,894	28,981	22,615

Deferred revenue, net of current portion	65,063	46,355	34,297
Revolving line of credit	5,757	—	—
Financing and capital lease obligations, net of current portion	14,263	9,589	10,683
Notes payable, net of current portion	—	3,561	1,447
Other non-current liabilities	1,202	871	767

Total liabilities	128,179	89,357	69,809

Commitments and contingencies

Redeemable convertible preferred stock:
Convertible Series A preferred stock, no par value, no shares authorized, issued and outstanding at December 31, 2013; 14,055,851 shares authorized, issued and outstanding at December 31, 2012 and 2011	—	105,505	105,505
Convertible Series B preferred stock, no par value, no shares authorized, issued and outstanding at December 31, 2013; 2,441,009 shares authorized, issued and outstanding, at December 31, 2012 and 2011	—	29,973	29,973

Total redeemable convertible preferred stock	—	135,478	135,478

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2013, 2012 and 2011	—	—	—
Common stock, no par value, no shares authorized issued and outstanding at December 31, 2013; 100,000,000 shares authorized, 20,125,063 shares issued and 4,792,347 and 4,805,957 shares outstanding at December 31, 2012 and 2011, respectively	—	6,109	—
Common stock, par value $0.001, 50,000,000 shares authorized, 24,495,651 shares issued and outstanding at December 31, 2013; no shares authorized, issued and outstanding at December 31, 2012 and 2011, respectively	24	—	4,923
Additional paid-in capital	214,487	—	—
Accumulated deficit	(203,079)	(172,718)	(157,368)

Total stockholders’ equity (deficit)	11,432	(166,609)	(152,445)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$139,611	$58,226	$52,842

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Revenue	$104,752	$81,739	$68,783	$67,122
Cost of revenue	62,411	44,400	42,133	38,870

Gross profit	42,341	37,339	26,650	28,252
Operating expenses:
Sales and marketing	36,072	27,905	22,553	14,174
Research and development	23,532	14,621	9,120	8,650
General and administrative	10,974	7,494	5,821	6,038
Impairment of goodwill	–	–	1,670	–
Change in fair value of contingent consideration	(43)	121	503	–

Total operating expenses	70,535	50,141	39,667	28,862

Loss from operations	(28,194)	(12,802)	(13,017)	(610)
Other income (expense):
Interest income	46	53	151	364
Interest expense	(2,149)	(1,976)	(1,974)	(1,970)
Other expense	(95)	(64)	(189)	(249)

Total other expense, net	(2,198)	(1,987)	(2,012)	(1,855)

Loss before income taxes	(30,392)	(14,789)	(15,029)	(2,465)
Income tax (benefit) expense	(31)	84	35	10

Net loss	$(30,361)	$(14,873)	$(15,064)	$(2,475)

Comprehensive loss	$(30,361)	$(14,873)	$(15,064)	$(2,475)

Net loss per common share:
Basic and diluted	$(2.99)	$(3.09)	$(3.09)	$(0.39)

Weighted-average common shares outstanding:
Basic and diluted	10,144,243	4,812,632	4,875,157	6,405,944

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock, No Par Value		Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance, December 31, 2009 (as previously reported)	7,232,215	$2,748	—	$—	$—	$(107,765)	$(105,017)
Restatement adjustments	—	—	—	—	—	(974)	(974)

Balance, December 31, 2009 (Restated)	7,232,215	$2,748	—	—	—	$(108,739)	$(105,991)
Exercise of stock options	202,330	516	—	—	—		516
Repurchase of common stock including common stock related to issuance of Series B redeemable convertible preferred stock	(2,599,625)	(527)	—	—	—	(30,433)	(30,960)
Stock-based compensation expense	—	1,035	—	—	—		1,035
Accretion of warrant	—	306	—	—	—		306
Net loss (Restated)	—	—	—	—	—	(2,475)	(2,475)

Balance, December 31, 2010 (Restated)	4,834,920	4,078	—	—	—	(141,647)	(137,569)
Exercise of stock options	77,712	140	—	—	—	—	140
Repurchase of common stock	(106,675)	(157)	—	—	—	(657)	(814)
Stock-based compensation expense	—	721	—	—	—	—	721
Accretion of customer warrant	—	141	—	—	—	—	141
Net loss (Restated)	—	—	—	—	—	(15,064)	(15,064)

Balance, December 31, 2011 (Restated)	4,805,957	$4,923				$(157,368)	$(152,445)
Exercise of stock options	50,410	108	—	—	—	—	108
Repurchase of common stock	(64,020)	(122)	—	—	—	(477)	(599)
Stock-based compensation expense	—	712	—	—	—	—	712
Accretion of customer warrant	—	488	—	—	—	—	488
Net loss (Restated)	—	—	—	—	—	(14,873)	(14,873)

Balance, December 31, 2012 (Restated)	4,792,347	$6,109	—	$—	$—	$(172,718)	$(166,609)
Exercise of stock options	71,694	168	129,750	—	531	—	699
Issuance of common stock	5,000	68	—	—	—	—	68
Effects of corporate restructuring	(4,869,041)	(7,328)	4,869,041	5	7,323	—	—
Initial public offering, net of issuance costs	—	—	3,000,000	3	70,061	—	70,064
Conversion of redeemable convertible preferred stock	—	—	16,496,860	16	135,461	—	135,477
Stock-based compensation expense	—	537	—	—	665	—	1,202
Accretion of customer warrant	—	446	—	—	446	—	892
Net loss	—	—	—	—	—	(30,361)	(30,361)

Balance, December 31, 2013	—	$—	24,495,651	$24	$214,487	$(203,079)	$11,432

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(30,361)	$(14,873)	$(15,064)	$(2,475)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	8,172	8,560	7,306	6,609
Stock-based compensation expense	1,202	712	721	1,035
Change in fair value and accretion of warrant	892	488	141	306
Interest accrual on financing obligation	1,768	1,774	1,771	1,759
Change in fair value of contingent consideration	(17)	188	842	246
Impairment of goodwill	—	—	1,670	—
Impairment of intangible assets	—	—	54	—
Provision for doubtful accounts	(32)	98	136	130
Loss on disposal of property and equipment	65	17	(124)	9
Changes in operating assets and liabilities:
Accounts receivable, net	(10,264)	(4,411)	(2,029)	(1,141)
Prepaid expenses and other current assets	(1,440)	639	11	(94)
Accounts payable	2,625	862	(304)	98
Accrued expenses	904	532	(78)	1,450
Accrued compensation and benefits	4,521	3,102	867	541
Contingent consideration related to acquisition	—	(320)	—	—
Deferred revenue	22,701	14,747	9,821	(1,458)
Other non-current liabilities	331	293	141	170

Net cash and cash equivalents provided by operating activities	1,067	12,408	5,882	7,185

Cash flows from investing activities
Purchases of short-term investments held to maturity	(13,168)	—	—	—
Purchases of property and equipment	(8,918)	(6,308)	(5,747)	(3,336)
Payments for acquisition, net of cash acquired	—	—	—	(6,395)
Proceeds from sale of property and equipment	9	—	—	6

Net cash and cash equivalents used in investing activities	(22,077)	(6,308)	(5,747)	(9,725)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	70,064	—	—	—
Proceeds from sale of Series B redeemable convertible preferred stock, net of issuance costs	—	—	—	29,973
Draws on revolving line of credit	10,757	—	—	—
Payments on revolving line of credit	(5,000)	—	—	—
Proceeds from notes payable borrowing	1,465	4,535	2,020	816
Repayment of notes payable	(7,447)	(1,074)	(981)	(2,012)
Proceeds from exercises of stock options	699	108	140	516
Proceeds from issuance of common stock (excluding IPO)	68	—	—	—
Repurchases of common stock	—	(599)	(814)	(30,960)
Payments of contingent consideration	(311)	(2,078)	—	—
Payments on financing and capital lease obligations	(3,343)	(3,145)	(2,810)	(3,652)

Net cash and cash equivalents provided by (used in) financing activities	66,952	(2,253)	(2,445)	(5,319)

Net increase (decrease) in cash and cash equivalents	45,942	3,847	(2,310)	(7,859)
Cash and cash equivalents, beginning of year	19,703	15,856	18,166	26,025

Cash and cash equivalents, end of year	$65,645	$19,703	$15,856	$18,166

Supplemental disclosure of non-cash investing and financing activities
Non-monetary exchange of property and equipment	$—	$—	$1,010	$—

Property and equipment acquisitions in accrued expenses	$524	$—	$—	$—

Post contract support acquired with financing obligations	$3,872	—	—	—

Property and equipment acquired with financing obligations or leases	$5,440	$132	$3,084	$1,178

Supplemental disclosures of cash flow information
Income taxes paid	$169	$40	$51	$44

Interest paid	$2,146	$1,973	$1,927	$2,097

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

1. Organization and Description of Business

Benefitfocus, Inc. (the “Company”) is a leading provider of cloud-based benefits software solutions for consumers, employers, insurance carriers and brokers delivered under a software-as-a-service (“SaaS”) model. The financial statements of the Company include the financial position and operations of its wholly owned subsidiaries, Benefitfocus.com, Inc., Benefit Informatics, Inc. and BenefitStore, Inc.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition and the customer relationship period, allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

assets, warrants, the useful lives of assets, capitalizable software development costs and the related amortization, contingent consideration, stock-based compensation, and the recognition and impairment assessment of acquired intangibles and goodwill. Determination of these transactions and account balances are based on the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

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

The Company generally recognizes software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, once the criteria for revenue recognition described above have been satisfied. The Company defers recognition of revenue for professional services fees and begins recognizing such revenue once the services are performed and the related software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship. Costs incurred by the Company in connection with providing such professional services are charged to expense as incurred and are included in “Cost of revenue.”

In the first quarter of 2011, the Company increased the estimated expected life of its customer relationships. This change in estimate was a result of growing demand for the Company’s software services, reduced uncertainties in the regulatory environment, and increased confidence in customer retention. This change extends the term over which deferred revenue will be recognized and has been applied prospectively.

Cost of Revenue

Cost of revenue primarily consists of employee compensation, professional services, data center co-location costs, networking expenses, depreciation expense for computer equipment directly

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

associated with generating revenue, amortization expense for capitalized software development costs, and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent, additional depreciation and amortization expense, and employee benefit costs, to cost of revenue based on headcount.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

Marketable securities consist of short-term investments in corporate securities. The Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other expense, net in the consolidated statements of operations and comprehensive loss.

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

Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, Aetna, represented 11.3% and 18.2% of the total accounts receivable at December 31, 2013 and 2012, respectively.

No customer represented more than 10% of total revenue for the year ended December 31, 2013. Revenue from a customer, Aetna, represented 10.5%, 11.7% and 11.6% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Revenue from two affiliated customers, BlueCross BlueShield of South Carolina and BlueChoice HealthPlan, represented 11.1% and 11.9% of total revenue for the year ended December 31, 2011 and 2010. Revenue from these customers is reported in the Company’s Carrier segment.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $10, $130 and $103 as of December 31, 2013, 2012 and 2011, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $800, $770 and $254 as of December 31, 2013, 2012 and 2011, respectively.

Property and Equipment

Property and equipment, including capitalized software development costs, are stated at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is recognized over the estimated useful lives of the related assets using the straight-line method.

The estimated useful lives for significant property and equipment categories are generally as follows:

Computers and related equipment	3-7 years
Furniture and fixtures	7 years
Other equipment	5-12 years
Purchased software and licenses	3-7 years
Software developed	3 years
Vehicles	5 years
Buildings	30 years
Leasehold improvements	Lesser of estimated useful life of asset or lease term

Useful lives of significant assets are periodically reviewed and adjusted prospectively to reflect the Company’s current estimates of the respective assets’ expected utility. Costs associated with maintenance and repairs are expensed as incurred.

In the event the Company has been deemed the owner for accounting purposes of construction projects in build-to-suit lease arrangements, the estimated construction costs incurred to date are recorded as assets in Property and Equipment, net. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner for accounting purposes, the cost of the building is depreciated over its estimated useful life.

Capitalized Software Development Costs

The Company capitalizes certain costs related to its software developed or obtained for internal use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Identifiable Intangible Assets

Identifiable intangible assets with finite lives are recorded at their fair values at the date of acquisition and are amortized on a straight-line basis over their respective estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The estimated remaining useful lives used in computing amortization range from 2 to 5 years.

Impairment of Long-Lived Assets and Goodwill

The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated. If such assets are not recoverable, the impairment to be recognized, if any, is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value (discounted cash flow) of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell.

Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized; rather, goodwill is tested for impairment at the reporting unit level as of October 31 of each year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing a two-step approach to testing goodwill for impairment for each reporting unit. The reporting units are determined by the components of the Company’s operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. The Company performs the impairment test at least annually by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

As part of determining its reporting units, the Company has identified two operating segments, Employer and Carrier. Further, the Company has identified that the Employer operating segment contains a component, Benefit Informatics. Prior to 2013 Benefit Informatics was a reporting unit that was part of the Employer operating segment. Starting in 2013, Benefit Informatics no longer had discreet financial information. To determine the fair value of the Company’s reporting units, the Company primarily uses a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. Significant judgments inherent in this analysis include the determination of an appropriate discount rate, estimated terminal value and the amount and timing of

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

expected future cash flows. The Company may also determine fair value of its reporting units using a market approach by applying multiples of earnings of peer companies to its operating results.

Financing Obligations

In its build-to-suit lease arrangements where the Company is involved in the construction of its buildings, the Company is deemed the owner for accounting purposes during the construction period. The Company records an asset for the amount of the total project costs in Property and Equipment, net and the related financing obligation in Financing and Capital Obligations on the Consolidated Balance Sheet. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and as interest expense.

Financing obligations also include liabilities for service agreements related to property and equipment under capital leases.

Sales Commissions

Sales commissions are expensed when the sales contract is executed by the customer.

Advertising

The Company expenses advertising costs as they are incurred. Direct advertising costs for 2013, 2012, 2011, and 2010 were $265, $257, $138, and $172 respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Stock-Based Employee Compensation

Stock-based employee compensation is measured based on the grant-date fair value of the awards and recognized in the Consolidated Statements of Operations and Comprehensive Loss over the period during which the optionholder is required to perform services in exchange for the award, which is the vesting period. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock in the periods preceding the IPO, the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of stock-based compensation expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Income Taxes

The Company uses the asset and liability method for income tax accounting. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are recorded to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized. The tax benefits of uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax benefits in income tax expense.

Basic and Diluted Net Loss per Common Share

The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s redeemable convertible preferred stock are entitled to participate in distributions, when and if declared by the board of directors that are made to common stockholders, and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2013, 2012, 2011, and 2010 basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Boards (“FASB”) issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, which is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing entities an option to perform a “qualitative” assessment to

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

determine whether further impairment testing is necessary. This Statement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company applied the provisions of this Statement for its impairment test performed on October 31, 2013.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ASU 2013-11 allows an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3. Restatement

The Company is restating its previously issued consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 to correct an error in the accounting for its headquarters lease executed in May 2005.

As the result of entering into a second build-to-suit arrangement with a related party in 2013, the Company revisited the accounting for its headquarters lease executed in May 2005. The Company concluded that it had improperly applied the “build-to-suit” provisions of ASC 840, Leases (“ASC 840”), by accounting for the arrangement as an operating lease rather than a financing obligation.

The Company was involved in the construction of its headquarters office building and, for accounting purposes, is therefore deemed the owner during the construction period. As such, the Company is required to capitalize the construction costs on the Consolidated Balance Sheet and perform a sale-leaseback analysis pursuant to ASC 840, to determine if the Company can remove the assets from the Consolidated Balance Sheet upon completion of construction.

After construction of the headquarters building was complete, a related party of the Company continued to guarantee the debt of the lessor, thereby constituting continuing involvement of the Company and disqualifying sale-leaseback accounting treatment. As such, the Company was precluded from derecognizing the constructed assets from its Consolidated Balance Sheet when construction was complete in 2006.

As a result of this accounting correction, the Company has recorded the property and financing obligations on the Consolidated Balance Sheets and will depreciate the asset on a straight-line basis over its estimated useful life. Lease payments will be recognized as a reduction of the financing obligation and interest expense, rather than rent expense (which the Company allocates to Cost of

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Revenue, Sales and Marketing, Research and Development, and General and Administrative expenses). The correction impacts the classification of cash flows from operations and financing activities, but has no impact on the net increase or decrease in cash and cash equivalents reported in the Consolidated Statements of Cash Flows.

Stockholder’s deficit as of December 31, 2009 was restated by $974 for the adjustment of the leased property. See the Consolidated Statements of Changes in Stockholders’ Equity (Deficit). The following tables detail the impact of the restatement on the Company’s financial statements as of and for the years ended December 31, 2012, 2011, and 2010:

	2012
	As Reported	Adjustment	As Restated
Consolidated Balance Sheets
Property and equipment, net	$14,150	$6,306	$20,456
Total assets	51,921	6,305	58,226
Financing and capital lease obligations, current portion	1,171	57	1,228
Total current liabilities	28,924	57	28,981
Financing and capital lease obligations, net of current portion	550	9,039	9,589
Other non-current liabilities	2,301	(1,430)	871
Total liabilities	81,691	7,666	89,357
Accumulated deficit	(171,357)	(1,361)	(172,718)
Total stockholders’ equity (deficit)	(165,248)	(1,361)	(166,609)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	51,921	6,305	58,226

	2011
	As Reported	Adjustment	As Restated
Consolidated Balance Sheets
Property and equipment, net	$15,716	$6,571	$22,287
Total assets	46,271	6,571	52,842
Financing and capital lease obligations, current portion	1,373	10	1,383
Total current liabilities	22,604	11	22,615
Financing and capital lease obligations, net of current portion	1,585	9,098	10,683
Other non-current liabilities	2,079	(1,312)	767
Total liabilities	62,012	7,797	69,809
Accumulated deficit	(156,142)	(1,226)	(157,368)
Total stockholders’ equity (deficit)	(151,219)	(1,226)	(152,445)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	46,271	6,571	52,842

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

	2012
	As Reported	Adjustment	As Restated
Consolidated Statements of Operations and Comprehensive Loss
Cost of revenue	$45,178	$(778)	$44,400
Gross profit	36,561	778	37,339
Sales and marketing	28,268	(363)	27,905
Research and development	15,035	(414)	14,621
General and administrative	7,577	(83)	7,494
Total operating expenses	51,001	(860)	50,141
Loss from operations	(14,440)	1,638	(12,802)
Interest expense	(203)	(1,773)	(1,976)
Total other expense, net	(214)	(1,773)	(1,987)
Loss before income taxes	(14,654)	(135)	(14,789)
Net loss	(14,738)	(135)	(14,873)
Comprehensive loss	(14,738)	(135)	(14,873)
Net loss per common share, basic and diluted	(3.06)	(.03)	(3.09)

	2011
	As Reported	Adjustment	As Restated
Consolidated Statements of Operations and Comprehensive Loss
Cost of revenue	$43,034	$(901)	$42,133
Gross profit	25,749	901	26,650
Sales and marketing	22,914	(361)	22,553
Research and development	9,397	(277)	9,120
General and administrative	5,921	(100)	5,821
Total operating expenses	40,405	(738)	39,667
Loss from operations	(14,656)	1,639	(13,017)
Interest expense	(203)	(1,771)	(1,974)
Total other expense, net	(241)	(1,771)	(2,012)
Loss before income taxes	(14,897)	(132)	(15,029)
Net loss	(14,932)	(132)	(15,064)
Comprehensive loss	(14,932)	(132)	(15,064)
Net loss per common share, basic and diluted	(3.06)	(.03)	(3.09)

	2010
	As Reported	Adjustment	As Restated
Consolidated Statements of Operations and Comprehensive Loss
Cost of revenue	$39,817	$(947)	$38,870
Gross profit	27,305	947	28,252
Sales and marketing	14,462	(288)	14,174
Research and development	8,948	(298)	8,650
General and administrative	6,144	(106)	6,038
Total operating expenses	29,554	(692)	28,862
Loss from operations	(2,249)	1,639	(610)
Interest expense	(212)	(1,758)	(1,970)
Total other expense, net	(96)	(1,759)	(1,855)
Loss before income taxes	(2,345)	(120)	(2,465)
Net loss	(2,355)	(120)	(2,475)
Comprehensive loss	(2,355)	(120)	(2,475)
Net loss per common share, basic and diluted	(0.37)	(.02)	(0.39)

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

	2012
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(14,738)	$(135)	$(14,873)
Depreciation and amortization	8,294	266	8,560
Interest accrual on financing obligation	—	1,774	1,774
Other non-current liabilities	411	(118)	293
Net cash and cash equivalents provided by operating activities	10,622	1,786	12,408
Payments on financing and capital lease obligations	(1,359)	(1,786)	(3,145)
Net cash and cash equivalents used in financing activities	(467)	(1,786)	(2,253)

	2011
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(14,932)	$(132)	$(15,064)
Depreciation and amortization	7,040	266	7,306
Interest accrual on financing obligation	—	1,771	1,771
Other non-current liabilities	311	(170)	141
Net cash and cash equivalents used in operating activities	4,148	1,734	5,882
Payments on financing and capital lease obligations	(1,076)	(1,734)	(2,810)
Net cash and cash equivalents used in financing activities	(711)	(1,734)	(2,445)

	2010
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(2,355)	$(120)	$(2,475)
Depreciation and amortization	6,343	266	6,609
Interest accrual on financing obligation	—	1,759	1,759
Other non-current liabilities	392	(222)	170
Net cash and cash equivalents provided by operating activities	5,502	1,683	7,185
Payments on financing and capital lease obligations	(1,969)	(1,683)	(3,652)
Net cash and cash equivalents used in financing activities	(3,636)	(1,683)	(5,319)

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

4. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2013	2012	2011	2010
Redeemable convertible preferred stock:
Series A	—	14,055,851	14,055,851	14,055,851
Series B	—	2,441,009	2,441,009	2,441,009
Restricted stock units	97,700	—	—	—
Stock options	3,058,795	3,121,064	2,712,808	2,906,741
Warrant to purchase common stock	500,000	500,000	500,000	500,000

Total anti-dilutive common share equivalents	3,656,495	20,117,924	19,709,668	19,903,601

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Numerator:
Net loss	$(30,361)	$(14,873)	$(15,064)	$(2,475)

Net loss attributable to common stockholders	$(30,361)	$(14,873)	$(15,064)	$(2,475)

Denominator:
Weighted-average common shares outstanding, basic and diluted	10,144,243	4,812,632	4,875,157	6,405,944

Net loss per common share, basic and diluted	$(2.99)	$(3.09)	$(3.09)	$(0.39)

5. Marketable Securities

Marketable securities consist of corporate bonds and are classified as held-to-maturity. As of December 31, 2013, the amortized cost basis and net carrying amount of marketable securities was $13,168 and the aggregate fair value was $13,166. The gross unrealized holding gains and losses were $0 and $2, respectively, as of December 31, 2013. Corporate bonds held in marketable securities have contractual maturities of between 5 and 8 months as of December 31, 2013.

6. Fair Value Measurement

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of December 31, 2013, 2012 and 2011.

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$65,443	$—	$—	$65,443

Total assets	$65,443	$—	$—	$65,443

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$18,282	$—	$—	$18,282

Total assets	$18,282	$—	$—	$18,282

Liabilities:
Contingent consideration (2)	$—	$—	$328	$328

Total liabilities	$—	$—	$328	$328

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$15,634	$—	$—	$15,634

Total assets	$15,634	$—	$—	$15,634

Liabilities:
Contingent consideration (2) (see Note 4)	$—	$—	$2,538	$2,538

Total liabilities	$—	$—	$2,538	$2,538

(1)	Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

(2)	Contingent consideration related to acquisitions is classified within Level 3 because the liabilities are valued using significant unobservable inputs. The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow method. On the consolidated statements of operations and comprehensive loss, change in fair value related to changes in estimated contingent consideration to be paid is included in “Change in fair value of contingent consideration”, and accretion of the discount on contingent consideration is included in “Other expense”.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the years ended December 31:

	2013	2012	2011
Balance of contingent consideration at January 1	$328	$2,538	$1,696
Change in fair value	(43)	121	503
Accretion of discount	26	67	339
Payment	(311)	(2,398)	—

Balance of contingent consideration at December 31	$—	$328	$2,538

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

7. Property and Equipment

Property and equipment consists of the following as of December 31:

	2013	2012	2011
		(Restated)	(Restated)
Building, leased	$7,965	$7,965	$7,965
Computers and related equipment	13,954	10,521	11,112
Purchased software and licenses	17,556	12,605	12,389
Software developed	16,182	13,363	11,447
Furniture and fixtures	2,717	2,406	1,987
Leasehold improvements	1,730	1,690	754
Other equipment	1,922	1,941	1,921
Vehicles	111	111	158
Construction in progress	1,781	—	—

Total property and equipment, at cost	63,918	50,602	47,733

Accumulated depreciation and amortization	(36,474)	(30,146)	(25,446)

Property and equipment, net	$27,444	$20,456	$22,287

Depreciation and amortization expense on property and equipment was $7,850, $8,225, $6,945, and $6,457, for the years ended December 31, 2013, 2012, 2011, and 2010, respectively. Property and equipment at December 31, 2013, 2012 and 2011 includes fixed assets acquired under capital lease agreements of $8,463, $3,893 and $5,268, respectively. Accumulated depreciation of assets under capital leases totaled $2,033, $1,392 and $1,551 as of December 31, 2013, 2012 and 2011, respectively. Amortization of assets under capital leases is included in depreciation expense.

The Company capitalized software development costs of $2,751, $3,089 and $2,711 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of capitalized software development costs totaled $2,618, $3,145, $2,009, and $1,690 during the years ended December 31, 2013, 2012, 2011 and 2010, respectively. The net book value of capitalized software development costs was $4,101, $3,969 and $3,960 at December 31, 2013, 2012 and 2011, respectively.

During 2012, the Company determined it was no longer probable that certain software developed for internal use and certain purchased software would produce expected cash flows for the remainder of their respective useful lives. As a result, the Company recognized an impairment charge related to these long-lived assets totaling $1,051 for the year ended December 31, 2012.

In 2011, the Company traded in used computer equipment in a purchase of servers, computers, software, and services. The assets transferred were accounted for at fair value. The Company recognized a gain on the exchange of $178 which is presented in “Other expense.”

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

8. Goodwill and Intangible Assets

The Company’s goodwill balance is solely attributable to the Benefit Informatics reporting unit. The change in the carrying amount of goodwill was as follows for the years ended December 31:

	2013	2012	2011
Goodwill on January 1	$1,634	$1,634	$3,304
Impairment	—	—	(1,670)

Goodwill on December 31	$1,634	$1,634	$1,634

Information regarding the Company’s acquisition-related intangible assets is as follows:

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(164)	$76	1.6
Customer agreements	2,060	(880)	1,180	4.6
Non-compete agreements	126	(126)	—	—

Total	$2,426	$(1,170)	$1,256	4.4

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(116)	$124	2.6
Customer agreements	2,060	(622)	1,438	5.6
Non-compete agreements	126	(109)	17	0.6

Total	$2,426	$(847)	$1,579	5.4

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(68)	$172	3.6
Customer agreements	2,060	(365)	1,695	6.6
Non-compete agreements	126	(80)	46	1.6

Total	$2,426	$(513)	$1,913	6.2

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Amortization expense of acquisition-related intangible assets for the years ended December 31, 2013, 2012, 2011, and 2010 was $322, $335, $361 and $152, respectively. As of December 31, 2013, expected amortization expense for the intangible assets for each of the next five years and thereafter was as follows:

2014	$306
2015	286
2016	257
2017	257
2018	150

Total	$1,256

In 2011, the Company determined that the decrease in revenue and net cash flow projections of Benefit Informatics represented an indicator of potential impairment of certain intangible assets on October 31, 2011. The Company determined that the fair value of the intangible assets was less than the expected future cash flows associated with the intangible asset (step 1). The amount of impairment was then calculated and recognized as the difference between the present value of the cash flows and the fair value of the intangible assets (step 2). Impairment charges of $54 to non-compete agreements were recognized for the year ended December 31, 2011 under operating expenses within the Company’s Employer segment.

There were no such impairments of intangible assets during the years ended December 31, 2013 and 2012.

9. Revolving Line of Credit and Notes Payable

During 2013, the Company transitioned its general business financing from its existing master credit facility to a revolving line of credit at a different bank.

At December 31, 2012 the Company had a $6,000 master credit facility under which two senior secured promissory notes totaling $4,535 were outstanding (“Credit Facility Notes”). In March 2013 and June 2013, the Company borrowed an additional $874 and $591, respectively, under two additional senior secured promissory notes bearing interest at fixed annual rates ranging from 3.6% to 3.7% and repayable in equal monthly installments of principal and interest through dates ranging from December 2015 to July 2016.

On August 27, 2013, the Company entered into a loan and security agreement with Silicon Valley Bank for a revolving line of credit of up to $35,000 for working capital, to fund general business requirements, and to repay the indebtedness under the master credit facility and other senior secured promissory notes. The revolving line of credit limit is eligible to be increased from the initial limit of $15,000 to $35,000, as a result of the closing of the Company’s IPO on September 23, 2013. On December 10, 2013, the revolving line of credit was amended to increase the borrowing capacity to the $35,000 limit at the earlier of the Company’s request or August 14, 2014. Borrowing capacity under the line of credit is subject to a borrowing base limit described below. Therefore, credit available under the line of credit may be less than the specified limit.

Amounts borrowed under the line of credit are payable on August 27, 2016. Amounts available under the line of credit are subject to a borrowing base limit which is a function of the Company’s monthly recurring revenue as adjusted to reflect lost customer revenue during the previous quarter.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Advances can be designated as LIBOR advances or prime rate advances. LIBOR advances bear interest at 2.75% plus the greater of 0.50% or current LIBOR for the applicable period, generally 30 days, adjusted for certain regulatory reserve requirements. The LIBOR rate is adjusted approximately monthly. Prime Rate advances bear interest at the prime rate as published in the Wall Street Journal.

The Company made customary affirmative and negative covenants in connection with the loan and security agreement, including financial covenants related to liquidity and revenue growth. In the event of a default, Silicon Valley Bank may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of the Company’s tangible and intangible assets, including any proceeds of intellectual property (but not the underlying intellectual property itself), and the Company has agreed not to encumber any of its intellectual property without Silicon Valley Bank’s prior written consent. As of December 31, 2013, the Company was in compliance with the covenants.

On August 30, 2013, the Company borrowed $5,757 under this line of credit, which it used to repay all of the amounts outstanding under its master credit facility and two senior promissory notes with its previous lender. In September 2013, the Company borrowed and repaid an additional $5,000 under this line of credit. As of December 31, 2013, the amount outstanding under this line of credit was $5,757 and the amount available to borrow was $9,243.

In August 2011, the Company borrowed $2,020 under a senior secured promissory note to purchase computers and related equipment and software (“Hardware and Software Note”). The note bears interest at a fixed annual rate of 4.5% and is collateralized by certain specifically identified computers and related equipment and software. Principal and interest are paid in equal monthly installments through August 2014.

In December 2010, the Company borrowed $816 under a senior secured promissory note to finance purchases of computer equipment (“Hardware Note”). The note bears interest at a fixed annual rate of 5.0% with principal and interest paid in equal monthly installments through December 2013. The Hardware Note is collateralized by certain specifically identified computers and related equipment.

As of December 31, 2013 the combined aggregate amount of maturities for the revolving line of credit outstanding is $5,757 for the year ended December 31, 2016. No other amounts are due in any other year.

The following table summarizes the outstanding principal balance and estimated net book value of the computers and related equipment and software collateralizing the Company’s outstanding notes payable:

		Outstanding Principal Balance as of December 31,
	Interest Rate	2013	2012	2011
Hardware Note	5.0%	$—	$286	$558
Hardware and Software Note	4.5%	—	1,156	1,809
Credit Facility Notes	3.6%	—	4,535	—
Revolving line of credit	3.25%	5,757	—	—
Other Notes	5.0% - 10.0%	—	4	154

Total		$5,757	$5,981	$2,521

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The interest rates for the notes in the table above approximate currently available rates for financing obligations with similar terms and credit risks.

10. Commitment and Contingencies

Operating Lease Commitments and Financing and Capital Lease Obligations

The Company has entered into various capital lease arrangements to obtain property and equipment for operations. These agreements range from 9 months to 5 years with interest rates ranging up to 14.9%. The leases are secured by the underlying leased property and equipment.

In November 2013, the Company entered into a lease with a term of 3 years to finance data processing equipment and software. The total payments under the lease are $3,988. The present value of the lease payments exceeds the fair value of assets leased at inception. The Company accounts for this arrangement as a capital lease. As of December 31, 2013, capital lease obligations include amounts under this lease of $3,988.

Related to the November 2013 capital lease, the Company entered into a 3 year financing obligation for support services of data and processing equipment. The total payments under the arrangement are $3,872. The Company accounts for this arrangement as a financing obligation. As of December 31, 2013, financing obligations include $3,872 under this agreement.

In March 2013, the Company entered into a lease with a term of 3 years to finance data processing equipment and software. The total payments under the lease are $1,117. The lease provides for a bargain purchase option at the end of its term. The Company accounts for this arrangement as a capital lease. As of December 31, 2013, capital lease obligations include amounts under this lease of $785.

During 2013 and 2012, the Company entered into additional various leases with terms ranging from one year or less to five years to finance data processing equipment and software. Total aggregate payments under the leases are $363. The leases contain terms that either provide for the title to pass to the Company at the end of its term or the lease term exceeds 75% of economic life of the asset. The Company accounts for these arrangements as capital leases. As of December 31, 2013 and 2012, capital lease obligations include amounts under these leases of $216 and $133, respectively.

In 2011, the Company entered into a lease with a term of 3 years to finance data processing equipment. The lease provides for a bargain purchase option at the end of the term. The total payments under the lease are $3,005. The Company accounts for this arrangement as a capital lease. As of December 31, 2013, 2012, and 2011, capital lease obligations include amounts under this lease of $413, $1,375, and $2,297, respectively.

The Company also leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2014 and 2024. Some of the leases provide for renewal terms at the Company’s option. Certain future minimum lease payments due under these operating lease agreements contain free rent periods or escalating rent payment provisions. These leases generally do not contain purchase options. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.

In August 2013, the Company entered into an amendment to a 2012 office lease agreement for its facility in Tulsa, Oklahoma. Under the terms of the lease agreement the Company has committed to extend its lease term to April 2015.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Rent expense totaled $2,517, $1,946, $1,388, and $1,301 for the years ended December 31, 2013, 2012, 2011, and 2010, respectively.

Future minimum lease payments are as follows:

	Operating Leases	Capital Leases	Financing Obligations
Year Ending December 31,
2014	$3,108	$2,728	$3,578
2015	2,840	1,782	3,298
2016	2,846	1,156	3,020
2017	2,843	23	2,070
2018	2,839	—	2,132
Thereafter	16,728	—	6,888

Total minimum lease and financing obligation payments	$31,204	5,689	$20,986

Less: imputed interest		(235)
Less: current portion		(2,587)

Capital lease obligations, net of current portion		$2,867

Financing obligations were $13,097 as of December 31, 2013 and consist of obligations for build-to-suit lease arrangements and the support components of a software financing arrangement. The aggregate amount of payments financing obligations was $20,986 at December 31, 2013 which excludes aggregate payments of $81,488 related to assets under construction under a build-to-suit lease entered into in December 2013.

Contractual Commitments

In December 2013, the Company entered into a 15 year lease for additional office space at its Charleston, South Carolina campus. Under the build-to-suit arrangement, the leased premises will be constructed by and leased from an entity with which two of the Company’s significant stockholders and executives are affiliated. The target commencement date of the lease payments is expected to be January 1, 2015. The approximate total minimum payments under the arrangement are $81,488 based on an estimated rentable area of approximately 145,000 square feet. In connection with the lease, the Company entered into an option to lease space in two additional adjacent buildings. The option term is 36 months and requires the Company to incur costs annually prior to the exercise of the option in the amount of up to $466 per year. If the Company terminates the option or does not exercise the option prior to expiration it will incur termination fees pro-rated through the dates of termination or expiration. The maximum liability for termination fees is $757. The commitment for the lease and pro-rated termination fees is not accrued in the consolidated balance sheet of the Company. Had the Company terminated the options on December 31, 2013, the liability for the termination fee would have been $75. The pro-rated commitment for the option is accrued in other non-current liabilities in the balance sheet. The minimum lease payments related to this lease have been excluded from the future minimum lease payment schedule above.

The Company also has $3,659 of non-cancellable contractual commitments as of December 31, 2013 related to the purchase of software and colocation services. These commitments are not accrued in the consolidated balance sheet of the Company.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Legal Contingencies

The Company may become a party to a variety of legal proceedings that arise in the normal course of business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes, based on current knowledge, that the final outcome of any matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

11. Stock-Based Compensation

Employee Stock-based Compensation Plan

The Company maintains the Amended and Restated Benefitfocus.com, Inc. 2000 Stock Option Plan (the “2000 Plan”) and the Benefitfocus.com, Inc. 2012 Stock Plan, as amended (the “2012 Plan”), pursuant to which the Company has reserved 6,234,809 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, non-statutory stock options, stock bonuses, stock purchase rights, stock appreciation rights, and restricted stock units and awards. No new awards will be issued under the 2000 Plan as of the effective date of the 2012 Plan. Outstanding awards under the 2000 Plan continue to be subject to the terms and conditions of the 2000 Plan. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date, were added to the reserves of the 2012 Plan. As of December 31, 2013, the Company had 2,578,314 shares allocated to the 2012 Plan, but not yet issued.

The terms of the stock-based award grants, including the exercise price per share and vesting periods, are determined by the Chairman of the Board who is delegated the authority by the Company’s board of directors. Stock options are granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant. The grant date value of restricted stock units is equal to the closing price of the Company’s stock on the trading day preceding the date of grant. Generally, the Company issues previously unissued shares for the exercise of stock options or exchange of restricted stock units; however, previously acquired shares may be reissued to satisfy future issuances. The options and restricted stock unit awards typically vest quarterly over a four-year period. The options expire 10 years from the grant date. Compensation expense for the fair value of the stock-based awards at their grant date is recognized ratably over the vesting schedule.

The Company has issued two types of awards under these plans: options and restricted stock units. The following table sets forth the number of awards outstanding for each award type is as follows:

	Outstanding at December 31,
Award type	2013	2012	2011	2010
Stock options	3,058,795	3,121,064	2,712,808	2,906,741
Restricted stock units	97,700	—	—	—

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31:

	2013	2012	2011	2010
Cost of revenue	$274	$195	$252	$352
Sales and marketing	171	68	102	77
Research and development	255	130	121	87
General and administrative	502	319	246	519

	$1,202	$712	$721	$1,035

The total compensation cost related to nonvested awards not yet recognized as of December 31, 2013 was $7,429 and will be recognized over a weighted-average period of approximately 2.9 years.

Restricted Stock Units

During December 2013, the Company granted restricted stock units under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments generally over 4 years from the grant date. The fair value of the stock at the time of grant is amortized based on a straight-line basis over the period of vesting. Income tax benefits resulting from vesting of restricted stock are recognized in the period the unit is exchanged to the extent the expense has been recognized.

A summary of unvested restricted stock units as of December 31, 2013 is as follows:

	Restricted stock units	Weighted average grant-date fair value
Unvested at January 1, 2013	—	$—
Granted	97,700	48.31

Unvested at December 31, 2013	97,700	$48.31

As of December 31, 2013, the number and intrinsic value of restricted stock units expected to vest was 84,288 and $4,867, respectively.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Stock options

The following is a summary of the option activity for the year ended December 31, 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2012	3,121,064	$6.15
Granted	172,000	13.53
Exercised	(201,444)	3.45
Forfeited	(30,772)	5.98
Expired	(2,053)	1.90

Outstanding balance at December 31, 2013	3,058,795	$6.75	5.01	$155,969

Exercisable at December 31, 2013	2,456,471	$5.89	4.14	$127,366

Vested and expected to vest at December 31, 2013	3,006,516	$6.70	4.95	$153,446

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2013, 2012, 2011, and 2010 was $6,448, $293, $214, and $264, respectively.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31 (no options were granted in 2011):

	2013	2012	2011	2010
Risk-free interest rate	1.0% - 1.7%	0.8% - 1.2%	—	1.9% - 3.2%
Expected term (years)	6.08	6.08	—	6.08 - 6.58
Expected volatility	52%	53% - 55%	—	57% - 59%
Expected dividend yield	0%	0%	—	0%
Weighted-average grant date fair value per share	$7.71	$4.24	—	$2.43

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

12. Stockholders’ Deficit

Preferred stock

Upon the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into 16,496,860 shares of its $0.001 par value common stock. Subsequent to this conversion, the Company restated its certificate of incorporation and reduced number of authorized shares of preferred stock from 21,496,860 to 5,000,000. The Company’s preferred stock is undesignated.

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At December 31, 2013, the Company had reserved a total of 6,234,809 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	3,058,795
Restricted stock units	97,700
Outstanding common stock warrant	500,000
Possible future issuance under stock option plans	2,578,314

Total common shares reserved for future issuance	6,234,809

During 2009, in connection with a new five-year contract executed with a major customer, the Company issued a warrant to the customer for the right to purchase 500,000 shares of common stock at $5.48 per share. The warrant was issued from the incentive stock option pool of shares approved by the Company’s board of directors. Under the terms of the warrant, the warrant expires in 10 years. The customer was originally entitled to exercise the warrant in its entirety in 9.5 years. Earlier exercise rights for all or part of the warrants are triggered under certain conditions, the most relevant of which are, on or after the third anniversary date of the issuance date if an IPO has occurred and immediately prior to the closing of a defined Corporate Transaction. In the event the customer cancels the contract prior to the end of the five-year term, one half of the warrants would have been forfeited. In March 2013, the Company made this warrant fully exercisable.

The Company used an option pricing model to determine the fair value of the common stock warrant. Significant inputs included an estimate of the fair value of the Company’s common stock, the remaining contractual life of the warrant, an estimate of the probability and timing of a liquidity event, a risk-free rate of interest and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. The value of the exercisable portion of the warrant is not dependent on the customer’s fulfillment of the contract and was measured on the issuance date, with the total fair value at issuance being recognized as a reduction to revenue over the contract period on the straight line basis. The remaining half of the warrant that was dependent on contract fulfillment by the customer was remeasured each quarter, with the resulting increment or decrement in value recognized as a revenue reduction on the straight line basis beginning in the quarter of the revaluation through the end of the contract. The related reduction of revenue during the years ended December 31, 2013, 2012, 2011, and 2010 was $892, $488, $141, and $306, respectively.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

13. Employee Benefit Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan after one day of service and upon attainment of age 21, and may elect to defer an amount or percentage of their annual compensation up to amounts prescribed by law. The Company makes discretionary matching contributions to employee plan accounts. During each of the years ended December 31, 2013, 2012, 2011, and 2010, the Company matched 50% of the employees’ contribution, with the match limited to 3% of qualifying compensation. Employee vesting in matching company contributions occurs at a rate of 20% per year after achieving two years of service. Starting in 2014, employees vesting in company contributions will begin after one year of service. During the years ended December 31, 2013, 2012, 2011, and 2010, employer matching contributions were $1,339, $1,013, $857, and $745, respectively.

14. Income Taxes

The Company files income tax returns in the U.S. for federal and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years 2010 through 2012 as well as state income tax examinations for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax (benefit) expense for the years ended December 31:

Current:	2013	2012	2011	2010
Federal	$—	$—	$—	$(63)
State and local	(31)	84	35	73

Total current (benefit) expense	(31)	$84	$35	$10

Deferred:
Federal	$—	$—	$—	$—
State and local	—	—	—	—

Total deferred taxes	$—	$—	$—	$—

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows for the years ended December 31:

	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal benefit	3.2%	3.5%	2.8%	1.0%
Change in tax rates	0.4%	2.6%	0.8%	(10.9%)
State tax credits	0.9%	0.0%	2.2%	31.2%
Change in valuation allowance	(33.5%)	(38.7%)	(33.3%)	(37.5%)
Uncertain tax positions	(0.9%)	0.0%	0.0%	0.0%
Contingent consideration amortization	0.0%	(0.4%)	(5.7%)	0.0%
Stock-based compensation	(0.9%)	(1.2%)	(1.1%)	(14.4%)
Other permanent items	(0.4%)	(0.4%)	(0.4%)	(3.9%)
Deferred true-up	(2.7%)	0.0%	0.5%	0.0%

Income tax provision effective rate	0.1%	(0.6%)	(0.2%)	(0.5%)

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The significant components of the Company’s deferred tax asset and liability were as follows as of December 31:

	2013	2012	2011
		(Restated)	(Restated)
Deferred tax assets relating to:
Net operating loss carryforwards	$15,553	$9,744	10,742
Deferred revenue	16,779	13,185	7,545
Commissions accrual	463	260	110
Deferred rent	1,027	876	702
State tax credits	2,961	2,968	2,968
Stock-based compensation	1,615	1,172	901
Compensation and accruals	1,361	962	675

Total gross deferred tax assets	39,759	29,167	23,643
Deferred tax liabilities:
Prepaid expenses	$(727)	$(374)	(410)
Property and equipment and intangible assets	(4,610)	(4,562)	(4,723)

Total gross deferred tax liabilities	(5,337)	(4,936)	(5,133)

Deferred tax assets less liabilities	34,422	24,231	18,510
Less: valuation allowance	(34,422)	(24,231)	(18,510)

Net deferred tax asset (liability)	$—	$—	$—

As of December 31, 2013, 2012 and 2011, the Company’s gross deferred tax was reduced by a valuation allowance of $34,422, $24,231 and $18,510, respectively.

The valuation allowance increased by $10,191, $5,721 and $5,003 during the years ended December 31, 2013, 2012 and 2011, respectively. The valuation allowance increase resulted primarily from changes in the deferred tax assets related to the net operating loss carryforwards and deferred revenue.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the future. In recognition of this risk, the Company has provided a full valuation allowance on the deferred tax assets relating to net operating loss carryforwards. The Company’s $15,553 of federal and state net operating losses include excess tax benefits related to deductions from the exercise of nonqualified stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, $408 of benefits from these deductions will be recorded as adjustments to taxes payable and additional paid-in-capital.

Net operating loss carryforwards for federal income tax purposes were approximately $41,374, $25,595 and $28,884 at December 31, 2013, 2012 and 2011, respectively. State net operating loss carryforwards were $33,665, $23,589 and $26,877 at December 31, 2013, 2012 and 2011,

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2033, if not utilized. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to historical and future ownership changes.

South Carolina jobs tax credit and headquarters tax credit carryovers of $4,924, $4,497 and $4,497 were available at December 31, 2013, 2012 and 2011, respectively. Headquarters credits are expected to be used to offset future state income tax license fees. The credits expire in various amounts during 2020 through 2028.

The Company follows FASB ASC 740-10 for accounting for unrecognized tax benefits. As of December 31, 2013, the Company had gross unrecognized tax benefits of $437.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the year ended December 31, 2013 (no unrecognized tax benefits in 2010 through 2012):

Balance at December 31, 2012	—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	437
Reductions for tax positions of prior years	—
Reductions for tax positions due to lapse of statute	—
Settlements	—

Balance at December 31, 2013	$437

At December 31, 2013, none of the $437 liability for unrecognized tax benefits could impact the Company’s effective tax rate, if recognized. The Company does not expect the unrecognized tax benefits to change within the next twelve months.

The Company is subject to U.S. income taxes, as well as various taxes state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before the tax year ended December 31, 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period.

The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

15. Segments and Geographic Information

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

customers that use the Company’s services for the provision of benefits to their employees, and administrators acting on behalf of employers; and Carrier, which derives substantially all of its revenue from insurance companies that provide coverage at their own risk.

The Company evaluates the performance of its operating segments based on operating income. The Company does not allocate interest income, interest expense or income tax expense by segment. Accordingly, the Company does not report such information. Additionally, Employer and Carrier segments share the majority of the Company’s assets. Therefore, no segment asset information is reported.

	Year Ended December 31,
	2013	2012	2011	2010
		(Restated)	(Restated)	(Restated)
Revenue from external customers by segment:
Employer	$40,656	$23,760	$15,938	$9,356
Carrier	64,096	57,979	52,845	57,766

Total net revenue from external customers	$104,752	$81,739	$68,783	$67,122

Depreciation and amortization by segment:
Employer	$3,035	$2,337	$2,044	$758
Carrier	5,137	6,223	5,262	5,851

Total depreciation and amortization	$8,172	$8,560	$7,306	$6,609

Income (loss) from operations by segment:
Employer	$(26,312)	$(19,015)	$(19,533)	$(6,628)
Carrier	(1,882)	6,213	6,516	6,018

Total loss from operations	$(28,194)	$(12,802)	$(13,017)	$(610)

Substantially all assets were held and all revenue was generated in the United States during the years ended December 31, 2013, 2012, 2011, and 2010.

The Company identifies two reporting units in 2013: Employer and Carrier. Prior to 2013, Benefit Informatics was a reporting unit included in the Employer reporting segment. Starting in 2013, the Benefit Informatics reporting unit became a component of the Employer reporting unit as it no longer had discreet financial information

16. Related Parties

Related Party Leasing Arrangements

The Company leases its headquarters building under the terms of a non-cancelable financing obligation from a build-to-suit lease and its additional office space in Charleston, South Carolina under the terms of a non-cancelable operating lease from an entity with which two of the Company’s directors, significant stockholders, and executives are affiliated. Both the financing obligation and the lease have 15-year terms which started in 2006 and 2009, respectively. The Company has an option to renew the financing obligation and lease for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments related to these agreements were $3,495, $3,276, $2,813, and $2,695 for the years ended December 31, 2013, 2012, 2011, and 2010, respectively. Amounts due to the related parties $268, $234 and $212 as of December 31, 2013, 2012 and 2011, respectively. Amounts due to the related parties were recorded as “Accounts Payable” as of December 31, 2013, 2012 and 2011.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

In February 2013, the Company entered into an amendment to a 2009 operating lease agreement. Under terms of the agreement, the Company has committed to rent additional space under the agreement. Payments for the additional space will commence in January 2014.

Furthermore, as disclosed in Note 9 “Commitments and Contingencies”, the Company entered into a 15-year build-to-suit lease in December 2013 for additional office space to expand its headquarters campus. The leased premises are being constructed and leased from an entity with which two of the Company’s significant stockholders and executives are affiliated. Because the Company is involved extensively in the construction of the premises and is deemed the “owner” for accounting purposes during the construction period, it is required to capitalize the project costs during the construction on its Consolidated Balance Sheet. The lease is targeted to commence January 2015.

The Company has options to lease two additional office facilities from the leasing entity with which two of the Company’s directors, significant stockholders and executives are affiliated. The leasing entity meets the criteria to be a variable interest entity. The Company is not the primary beneficiary of the leasing entity, as the activities that are most significant to the leasing entity’s economic performance, consisting of financing, development, management, and sale of office facilities, are directed by another party. As such, the Company is not required to consolidate the entity as the primary beneficiary. The lease terms would not include a residual value guarantee, fixed-price purchase option, or similar feature that would obligate the Company to absorb decreases in value or would entitle the Company to participate in increases in the value of the office facilities. The Company has not and does not intend to provide financial or other support to the leasing entity. The Company’s maximum exposure, assuming the exercise of the options, would consist of carrying fees paid for the options, rent to be paid over the 15-year term of the leases, construction cost overruns, and operating expenses in excess of a certain threshold. The Company’s maximum exposure currently cannot be quantified.

Related Party Receivable

In connection with the preparation of the office space for occupancy under the February 2013 amendment discussed above, the Company has generated a receivable from the related party in the amount of $331 as of December 31, 2013. This amount is included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by one of the Company’s significant stockholders and executives. Expenses related to this company were $326, $120, $105, $154 for the years ended December 31, 2013, 2012, 2011, and 2010, respectively, and consist of air travel related to the operations of the business. Amounts due to the related party were $25 as of December 31, 2013 and de minimis as of December 31, 2012.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

17. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended December 31, 2013 and 2012.

	Quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statements of Operations Data:
Revenue	$30,256	$26,316	$24,332	$23,848	$22,208	$20,833	$19,629	$19,069
Gross profit	10,783	10,146	10,010	11,402	10,328	10,152	8,282	8,577
Total operating expenses	18,476	16,504	19,091	16,464	11,818	12,053	13,456	12,814
Operating loss	(7,693)	(6,358)	(9,081)	(5,062)	(1,490)	(1,901)	(5,174)	(4,237)
Net loss	$(8,284)	$(6,836)	$(9,628)	$(5,613)	$(2,031)	$(2,407)	$(5,690)	$(4,745)
Net loss per common share	(0.34)	(1.08)	(2.00)	(1.17)	(0.42)	(0.50)	(1.18)	(0.99)
Weighted-average common shares outstanding—basic and diluted	24,474,566	6,320,731	4,809,518	4,798,043	4,842,205	4,836,179	4,826,171	4,810,059

The sum of quarterly net loss per share for 2013 does not equal the net loss per share for the entire year due to impact on weighted-average shares of the conversion of redeemable convertible preferred stock and issuance of IPO shares in the third quarter.

As discussed in Note 3 to these Notes to Consolidated Financial Statements, the Company has adjusted the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 including the interim periods for the four quarters in the period ended December 31, 2012 and the three quarters in the period ended September 30, 2013 to correct an error in the accounting for its headquarters lease executed in May 2005. The following information has been derived from our restated quarterly unaudited consolidated financial statements. The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements (as restated) and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

The following represents the approximate quarterly impact of the restatement for each affected financial statement line in the consolidated balance sheets: an increase in property and equipment, net and total assets by approximately $6,300; an increase in financing and capital lease obligations, current portion, and total current liabilities, of approximately $60; an increase in financing and capital lease obligations, net of current portion of approximately $9,000; a decrease in other non-current liabilities of approximately $1,400; an increase in total liabilities of approximately $7,700; an increase in accumulated deficit of approximately $1,400; an increase in total stockholders’ deficit of approximately $1,400; and an increase in total liabilities, redeemable convertible preferred stock and stockholders’ equity of approximately $6,300.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The following represents the approximate quarterly impact of the restatement for each affected financial statement line in the consolidated statements of operations and comprehensive loss: a decrease in cost of revenue and increase in gross margin of approximately $194; a decrease in sales and marketing and research and development of approximately $100; a decrease in general and administrative of approximately $20; a decrease in operating expense of approximately $215; a decrease in net loss from operations of approximately $410; an increase in interest expense and total other expenses, net, of approximately $443; an increase in loss before income taxes, net loss and comprehensive loss of approximately $33; and an increase in net loss per common share of approximately $0.01 per share.

The following represents the approximate quarterly impact of the restatement for each affected financial statement line in the consolidated statement of cash flows: an increase in the net loss and depreciation and amortization of less than approximately $100; an increase in interest accrual on financing obligation of approximately $443; a decrease in other non-current liabilities of approximately $25; an increase in net cash and cash equivalents provided by operating activities of approximately $451; and an increase in payments on financing and capital lease obligations and net cash and cash equivalents used in financing activities of approximately $451.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged To Expense	Additions Charged Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts and returns:
Year ended December 31, 2013	$900	$(22)	$2,315	$(2,383)	$810
Year ended December 31, 2012	$358	$98	$1,330	$(886)	$900
Year ended December 31, 2011	$272	$136	$491	$(540)	$358
Year ended December 31, 2010	$213	$130	$111	$(182)	$272

	Balance at Beginning of Period	Additions Charged To Costs and Expenses (1)	Deductions	Balance at End of Period
Deferred tax asset valuation allowance:
Year ended December 31, 2013	$24,231	$10,191	$—	$34,422
Year ended December 31, 2012	$18,510	$5,721	$—	$24,231
Year ended December 31, 2011	$13,506	$5,004	$—	$18,510
Year ended December 31, 2010	$11,960	$1,546	$—	$13,506

(1)	Increase in valuation allowance is related to the generation of net operating losses and other deferred tax assets.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus.com, Inc. issued November 23, 2009.	S-1	333-190610	4.5	August 14, 2013

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	S-1/A	333-190610	10.4	September 5, 2013

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.8	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.9	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.10	Employment Agreement, dated November 16, 2011, by and between Benefitfocus.com, Inc. and Milton A. Alpern.#	S-1	333-190610	10.10	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.13	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.14	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.15	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.†	S-1	333-190610	10.15	August 14, 2013

10.16	Master Guidance Line of Credit Agreement between Benefitfocus.com, Inc. and NBSC, a division of Synovus Bank, dated as of November 21, 2012 and the form of the Security Agreement and Promissory Notes thereunder.†	S-1	333-190610	10.16	August 14, 2013

10.17	Loan and Security Agreement between Silicon Valley Bank, Benefitfocus.com, Inc., Benefit Informatics, Inc., and Benefitfocus, Inc., dated as of August 27, 2013.	S-1/A	333-190610	10.17	September 5, 2013

10.18	Second Amendment Agreement between Silicon Valley Bank, Benefitfocus.com, Benefit Informatics, Inc., and Benefitfocus, Inc., dated December 10, 2013.	8-K	—	10.18	December 12, 2013

10.19	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	—	—	—	Filed herewith

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

#	Management contract or compensatory plan.
†	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.
*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.