Form 10-Q
period 2014-03-31
Benefitfocus,Inc.
filed 2014-05-08
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, there were approximately 25,103,507 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$48,824	$65,645
Marketable securities	26,130	13,168
Accounts receivable, net	18,291	23,668
Prepaid expenses and other current assets	4,784	4,322

Total current assets	98,029	106,803
Property and equipment, net	28,812	27,444
Intangible assets, net	1,180	1,256
Goodwill	1,634	1,634
Other non-current assets	2,387	2,474

Total assets	$132,042	$139,611

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,348	$4,354
Accrued expenses	3,023	3,911
Accrued compensation and benefits	16,404	14,183
Deferred revenue, current portion	14,090	15,158
Financing and capital lease obligations, current portion	3,324	4,288

Total current liabilities	41,189	41,894

Deferred revenue, net of current portion	68,183	65,063
Revolving line of credit	5,757	5,757
Financing and capital lease obligations, net of current portion	15,126	14,263
Other non-current liabilities	1,528	1,202

Total liabilities	131,783	128,179

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 25,062,962 and 24,495,651 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	25	24
Additional paid-in capital	215,715	214,487
Accumulated deficit	(215,481)	(203,079)

Total stockholders’ equity	259	11,432

Total liabilities and stockholders’ equity	$132,042	$139,611

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benfitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$30,696	$23,847
Cost of revenue	19,226	12,445

Gross profit	11,470	11,402
Operating expenses:
Sales and marketing	10,987	9,138
Research and development	8,778	4,539
General and administrative	3,529	2,819
Change in fair value of contingent consideration	—	(30)

Total operating expenses	23,294	16,466

Loss from operations	(11,824)	(5,064)
Other income (expense):
Interest income	26	13
Interest expense	(588)	(520)
Other expense	(2)	(24)

Total other expense, net	(564)	(531)

Loss before income taxes	(12,388)	(5,595)
Income tax expense	14	20

Net loss	$(12,402)	$(5,615)

Comprehensive loss	$(12,402)	$(5,615)

Net loss per common share:
Basic and diluted	$(0.51)	$(1.17)

Weighted-average common shares outstanding:
Basic and diluted	24,541,359	4,798,043

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2013	24,495,651	$24	$214,487	$(203,079)	$11,432
Exercise of stock options	111,790	—	466	—	466
Issuance of common stock for cashless exercise of warrant	455,521	1	(1)	—	—
Stock-based compensation expense	—	—	540	—	540
Accretion of customer warrant	—	—	223	—	223
Net loss	—	—	—	(12,402)	(12,402)

Balance, March 31, 2014	25,062,962	$25	$215,715	$(215,481)	$259

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus.com, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(12,402)	$(5,615)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,444	1,904
Stock based compensation expense	540	253
Change in fair value and accretion of warrant	223	223
Interest accrual on financing obligation	459	443
Change in fair value of contingent consideration	—	(20)
Provision for doubtful accounts	—	36
Loss on disposal or impairment of property and equipment	4	15
Changes in operating assets and liabilities:
Accounts receivable, net	5,377	(4,985)
Accrued interest on short-term investments	(4)	—
Prepaid expenses and other current assets	(462)	(233)
Other non-current assets	323	—
Accounts payable	(5)	474
Accrued expenses	(1,079)	(398)
Accrued compensation and benefits	2,221	3,602
Deferred revenue	2,053	4,044
Other non-current liabilities	325	85

Net cash and cash equivalents provided by (used in) operating activities	17	(172)

Cash flows from investing activities
Purchases of short term investments held to maturity	(12,959)	—
Purchases of property and equipment	(2,107)	(1,258)

Net cash and cash equivalents used in investing activities	(15,066)	(1,258)

Cash flows from financing activities
Proceeds from notes payable borrowing	—	874
Repayment of notes payable	—	(591)
Proceeds from exercises of stock options	466	17
Payments of deferred financing costs	(46)	—
Payments on financing and capital lease obligations	(2,192)	(841)

Net cash and cash equivalents used in financing activities	(1,772)	(541)

Net decrease in cash and cash equivalents	(16,821)	(1,971)
Cash and cash equivalents, beginning of period	65,645	19,703

Cash and cash equivalents, end of period	$48,824	$17,732

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired with financing and capital lease obligations	$1,633	$1,041

Deferred financing costs in accrued expenses	$189	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results for the full year or the results for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition and the customer relationship period, allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, warrants, the useful lives of assets, capitalizable software development costs and the related amortization, contingent consideration, stock-based compensation, annual bonus attainment, acquired intangibles, and goodwill. Determination of these transactions and account balances are based on the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it might undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ from these estimates.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, Aetna, represented 14.6% and 11.3% of the total accounts receivable at March 31, 2014 and December 31, 2013, respectively. No customer represented more than 10% of total revenue for the three months ended March 31, 2014 and March 31, 2013.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the unaudited consolidated statements of operations and comprehensive loss. The Company bases its estimate on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts could result in write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $10 as of March 31, 2014 and December 31, 2013.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $1,467 and $800 as of March 31, 2014 and December 31, 2013, respectively.

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

In the three months ended March 31, 2014 and 2013, the Company capitalized software development costs of $435 and $688, and amortized capitalized software development costs of $696 and $603, respectively. The net book value of capitalized software development costs was $3,909 and $4,170 at March 31, 2014 and December 31, 2013, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented, as the Company has no components of other comprehensive income (loss).

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 allows an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2014	2013
Redeemable convertible preferred stock:
Series A	—	14,055,851
Series B	—	2,441,009
Restricted stock units	94,200	—
Stock options	2,941,595	3,107,295
Warrant to purchase common stock	—	500,000

Total anti-dilutive common share equivalents	3,035,795	20,104,155

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(12,402)	$(5,615)

Net loss attributable to common stockholders	$(12,402)	$(5,615)

Denominator:
Weighted-average common shares outstanding, basic and diluted	24,541,359	4,798,043

Net loss per common share, basic and diluted	$(0.51)	$(1.17)

4. Fair Value Measurement

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities, and accrued compensation and benefits, approximate fair value due to their short-term nature. The carrying value of the Company’s notes payable, capital leases and financing obligations for support contracts approximates fair value, considering the borrowing rates currently available to the Company for financing arrangements with similar terms and credit risks.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of March 31, 2014 and December 31, 2013.

	March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$48,204	$—	$—	$48,204

Total assets	$48,204	$—	$—	$48,204

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$65,443	$—	$—	$65,443

Total assets	$65,443	$—	$—	$65,443

(1)	Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the three months ended March 31 (no such assets in 2014):

2013
Balance of contingent consideration at January 1	$328
Change in fair value	(29)
Accretion of discount	9
Payment	—

Balance of contingent consideration at March 31	$308

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

5. Marketable Securities

Marketable securities consist of corporate bonds and are classified as held-to-maturity. The amortized cost basis and net carrying amount of marketable securities was $26,130 and $13,168 and the aggregate fair value was $26,131 and $13,166, as of March 31, 2014 and December 31, 2013, respectively. The gross unrealized holding gains were $2 and $0 and the gross unrealized losses were $1 and $2, as of March 31, 2014 and December 31, 2013, respectively. Corporate bonds held in marketable securities had contractual maturities of between 1 and 11 months as of March 31, 2014.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	March 31, 2014	December 31, 2013
Aggregate fair value of investments with unrealized losses (1)	$5,449	$1,281
Aggregate amount of unrealized losses	$(1)	$(2)

(1)	Investments have been in a continuous loss position for less than 12 months

6. Commitments and Contingencies

Operating Lease Commitments

In February 2013, the Company entered into an amendment to a 2009 operating lease for additional office space. The lease commenced January 1, 2014 and expenses for the additional space total $236 per quarter.

Financing and Capital Lease Obligations

In March 2014, the Company entered into a lease with a term of 3 years to finance data processing equipment and software. The total payments under the lease are $3,779, including a down payment of $1,340 and aggregate monthly payments of $2,439. The lease provides for a bargain purchase option at the end of its term. The Company accounts for this arrangement as capital lease. The lease is targeted to commence in the early portion of the second quarter 2014.

Related to March 2014 capital lease, the Company entered into a 3-year financing obligation for support services for data processing equipment. Total payments under this arrangement are $629, including a down payment of $223 and aggregate monthly payments of $406. The Company will account for this arrangement as a financing obligation.

In December 2013, the Company entered into a 15 year build-to-suit lease for additional office space to expand its headquarters campus. The leased premises are being constructed and the Company is involved extensively in the construction of the premises. The Company is deemed the “owner” for accounting purposes during the construction period and is required to capitalize the project costs during the construction period on its Consolidated Balance Sheet. The Company has recorded construction in process of $1,833 and $167, and a financing obligation of $1,855 and $202, as of March 31, 2014 and December 31, 2013, respectively.

7. Warrants

During 2009, in connection with a new five-year contract executed with a major customer, the Company issued a warrant to the customer for the right to purchase 500,000 shares of common stock at $5.48 per share. The warrant was issued from the stock option pool of shares approved by the Board of Directors. Under the terms of the warrant, the warrant had a term of 10 years. The customer was originally entitled to exercise the warrant in its entirety in 9.5 years, with earlier exercise rights for all or part of the warrant under certain conditions. The original terms of the warrant also provided that, in the event the customer cancelled the contract prior to the end of its five-year term, one half of the warrant would be forfeited. In March 2013, the Company accelerated the vesting of the warrant, making it fully exercisable. As a result of the modification, quarterly remeasurement of the warrant is no longer required. For the three months ended March 31, 2014 and 2013 the reduction to revenue related to the warrant was $223.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

On March 28, 2014, the customer exercised the warrant through a cashless exercise in accordance with the warrant’s terms. The Company issued 455,521 shares to satisfy its obligation under the warrant.

8. Income Taxes

The Company’s effective federal tax rate for the three months ended March 31, 2014 was less than one percent primarily as a result of estimated tax losses for the fiscal year offset by the change in the valuation allowance on the net operating loss carryforwards. Current tax expense relates primarily to state income taxes.

9. Segments and Geographic Information

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

	Three Months Ended March 31,
	2014	2013
Revenue from external customers by segment:
Employer	$13,277	$8,625
Carrier	17,419	15,222

Total net revenue from external customers	$30,696	$23,847

Depreciation and amortization by segment:
Employer	$1,034	$669
Carrier	1,410	1,235

Total depreciation and amortization	$2,444	$1,904

Loss from operations by segment:
Employer	$(9,963)	$(3,702)
Carrier	(1,861)	(1,362)

Total loss from operations	$(11,824)	$(5,064)

Substantially all assets were held and all revenue was generated in the United States during the three months ended March 31, 2014 and 2013.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

10. Related Parties

Related Party Leasing Arrangements

The Company leases its headquarters building under the terms of a non-cancelable financing obligation from a build-to-suit lease and its additional office space in Charleston, South Carolina under the terms of a non-cancelable operating lease from an entity with which two of the Company’s directors, significant stockholders, and executives are affiliated. Both the financing obligation and the lease have 15-year terms which started in 2006 and 2009, respectively. The Company has an option to renew the financing obligation and lease for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $1,360 and $1,099 for the three months ended March 31, 2014 and 2013, respectively. Amounts due to the related parties were $98 and $268 as of March 31, 2014 and December 31, 2013, respectively. Amounts due to the related parties were recorded as “Accrued expenses” as of March 31, 2014 and “Accounts payable” as of December 31, 2013.

Payments for the amendment to the 2009 operating lease commenced on January 1, 2014, and expenses total $236 per quarter.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by one of the Company’s directors, significant stockholders and executives. Expenses related to this company were $93 and $45 for the three months ended March 31, 2014 and 2013, respectively. Amounts due to this related party were $25 as of December 31, 2013 and were recorded in “Accrued expenses.” No amounts were due as of March 31, 2014.

11. Subsequent Events

Restricted Stock Units

During April 2014, the Company granted 264,359 restricted stock units under the 2012 Stock Plan, as amended, with an aggregate grant date fair value of $12,663. Restricted stock units granted to employees vest in equal annual installments generally over 4 years from the grant date. The fair value of the stock at the time of grant is amortized based on a straight-line basis over the period of vesting. Income tax benefits resulting from vesting of restricted stock units are recognized in the period the units are exchanged to the extent the compensation expense has been recognized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2013. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 93% of our total revenue during the three months ended March 31, 2014 and 2013.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 7% of our total revenue during the three months ended March 31, 2014 and 2013.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 418 as of March 31, 2014. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past two years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last four years, and expect our operating losses to continue for the foreseeable future. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

The Company’s unaudited financial statements for the three months ended March 31, 2013 reflect the Company’s restatement to correct an error in the accounting for its headquarters lease executed May 2005. The details of the restatement are fully described in the audited financial statements and related footnotes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K.

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

	As of March 31,
	2014	2013
Number of customers:
Large employer	418	304
Carrier	43	36

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

For the three months ended March 31, 2014 and 2013 our software services revenue retention rate exceeded 95%.

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

	Three Months Ended March 31,
	2014	2013
Reconciliation from Gross Profit to Adjusted Gross Profit:
Gross profit	$11,470	$11,402
Depreciation	1,348	994
Amortization of software development costs	696	603
Amortization of acquired intangible assets	58	64
Stock-based compensation expense	79	62

Adjusted gross profit	$13,651	$13,125

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(12,402)	$(5,615)
Depreciation	1,672	1,218
Amortization of software development costs	696	603
Amortization of acquired intangible assets	76	83
Interest income	(26)	(13)
Interest expense on building lease financing obligations	459	443
Interest expense on other borrowings	129	77
Income tax expense	14	20
Stock-based compensation expense	540	253

Total net adjustments	$3,560	$2,684

Adjusted EBITDA	$(8,842)	$(2,931)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended March 31,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$28,508	92.9%	$22,264	93.4%	$6,244	28.0%
Professional services	2,188	7.1	1,583	6.6	605	38.2

Total revenue	$30,696	100.0%	$23,847	100.0%	$6,849	28.7%

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and it is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers in connection with implementation of our software services, or implementation fees, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, currently 10 years. We periodically evaluate the term over which revenue is recognized for most professional services as we gain more experience with customer contract renewals.

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

Our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our monthly subscription services due to the labor associated with implementation.

We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars. However, we expect cost of revenue as a percentage of revenue to decline and gross margins to increase primarily from the growth of the percentage of our revenue from large employers and the realization of economies of scale driven by retention of our customer base.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire new associates in these areas in order to support our anticipated revenue growth. As a result, we expect our operating expenses to increase in both aggregate dollars and as a percentage of revenue in the near term, but to decrease as a percentage of revenue over the longer term as we achieve economies of scale.

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

Other Income and Expense

Other income and expense consists primarily of interest income and expense, accretion of contingent consideration, and gain (loss) on disposal of fixed assets. Interest income represents interest received on our cash and cash equivalents and marketable securities. Interest expense consists primarily of the interest incurred on outstanding borrowings under our financing obligations and capital leases, existing notes and credit facilities.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three months ended March 31, 2014 and 2013. Net operating loss carryforwards for federal income tax purposes were $41.4 million at December 31, 2013. State net operating loss carryforwards were approximately $33.7 million at December 31, 2013. Federal net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. State net operating losses will expire at various dates beginning in 2032, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2014	2013
Revenue	$30,696	$23,847
Cost of revenue (1)	19,226	12,445

Gross profit	11,470	11,402
Operating expenses:
Sales and marketing (1)	10,987	9,138
Research and development (1)	8,778	4,539
General and administrative (1)	3,529	2,819
Change in fair value of contingent consideration	—	(30)

Total operating expenses	23,294	16,466
Loss from operations	(11,824)	(5,064)
Other income (expense):
Interest income	26	13
Interest expense	(588)	(520)
Other expense	(2)	(24)

Total other expense, net	(564)	(531)
Loss before income taxes	(12,388)	(5,595)
Income tax expense	14	20

Net loss	$(12,402)	$(5,615)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$79	$62
Sales and marketing	164	30
Research and development	149	66
General and administrative	148	95

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of revenue	62.6	52.2

Gross profit	37.4	47.8
Operating expenses:
Sales and marketing	35.8	38.3
Research and development	28.6	19.0
General and administrative	11.5	11.8
Change in fair value of contingent consideration	—	(0.1)

Total operating expenses	75.9	69.0
Loss from operations	(38.5)	(21.2)
Other income (expense):
Interest income	0.1	0.1
Interest expense	(1.9)	(2.2)
Other expense	—	(0.1)

Total other expense, net	(1.8)	(2.2)
Loss before income taxes	(40.4)	(23.5)
Income tax expense	—	0.1

Net loss	(40.4)%	(23.5)%

Our Segments

The following table sets forth segment results for revenue, gross profit, and loss from operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Employer	$13,277	$8,625
Carrier	17,419	15,222

Total revenue	$30,696	$23,847

Gross profit:
Employer	$4,607	$4,017
Carrier	6,863	7,385

Total Gross Profit	$11,470	$11,402

Loss from operations:
Employer	$(9,963)	$(3,702)
Carrier	(1,861)	(1,362)

Total operating loss	$(11,824)	$(5,064)

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue

	Three Months Ended March 31,
	2014		2013		Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	(in thousands)
Software services	$28,508	92.9%	$22,264	93.4%	$6,244	28.0%
Professional services	2,188	7.1	1,583	6.6	605	38.2

Total revenue	$30,696	100.0%	$23,847	100.0%	$6,849	28.7%

Growth in software services revenue was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 461 as of March 31, 2014 from 340 as of March 31, 2013. Our professional services revenue increased between the three months ended March 31, 2013 and the three months ended March 31, 2014, due to revenue recognized from newly completed implementations.

Segment Revenue

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Employer	$13,277	43.3%	$8,625	36.2%	$4,652	53.9%
Carrier	17,419	56.7	15,222	63.8	2,197	14.4

Total revenue	$30,696	100.0%	$23,847	100.0%	$6,849	28.7%

The growth in our employer revenue was primarily attributable to a $4.6 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of March 31, 2014 as compared to March 31, 2013, including the addition of two significant customers who went live in the first and second quarters of 2013. The growth in our carrier revenue was primarily attributable to an increase of $1.7 million in our carrier software services revenue, driven primarily by an increase in the number of carrier customers using our platform as well as an increase in the number of products being utilized by our carrier customers during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Cost of Revenue

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Cost of revenue	$19,226	62.6%	$12,445	52.2%	$6,781	54.5%

The increase in cost of revenue in absolute terms was in part attributable to a $3.7 million increase in salaries and personnel-related costs, of which $2.7 million was associated with additional customer service headcount to support a growing number of customers and $1.1 million was associated with additional engineering headcount to perform customer implementations. In addition, we experienced a $1.6 million increase in professional fees for assistance with maintaining a large customer and with customer implementations. Also, we experienced a $1.2 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the growth in headcount.

Gross Profit

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Software services	$17,305	60.7%	$14,470	65.0%	$2,835	19.6%
Professional services	(5,835)	(266.7)	(3,068)	(193.8)	(2,767)	90.2

Gross profit	$11,470	37.4%	$11,402	47.8%	$68	0.6%

The increase in software services gross profit in absolute terms was driven by a $6.2 million, or 28.0%, increase in software services revenue. This increase was partially offset by a $3.4 million, or 43.7%, increase in software services cost of revenue. Software services cost of revenue included $32,000 and $24,000 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively; and $2.0 million and $1.6 million of depreciation and amortization for the three months ended March 31, 2014 and 2013, respectively.

The increase in professional services gross loss was driven by a $3.4 million, or 72.5%, increase in professional services cost of revenue. Professional services cost of revenue included $47,000 and $39,000 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. In addition, professional services cost of revenue included $0.1 million in depreciation and amortization for the three months ended March 31, 2014 and 2013. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Employer	$4,607	34.7%	$4,017	46.6%	$590	14.7%
Carrier	6,863	39.4	7,385	48.5	(522)	(7.1)

Gross profit	$11,470	37.4%	$11,402	47.8%	$68	0.6%

Employer gross profit increased in absolute terms by $0.6 million, or 14.7%, between the three months ended March 31, 2013 and the three months ended March 31, 2014. The $4.7 million, or 53.9%, increase in employer revenue was offset by a $4.1 million, or 88.2%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $0.8 million and $0.6 million of depreciation and amortization for the three months ended March 31, 2014 and March 31, 2013, respectively. In addition, our employer gross profit included $35,000 and $21,000 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.

Carrier gross profit decreased by $0.5 million, or 7.1%, between the three months ended March 31, 2013 and the three months ended March 31, 2014. The $2.2 million, or 14.4%, increase in carrier revenue was offset by a $2.7 million, or 34.7%, increase in carrier cost of revenue. The increase in cost of revenue is primarily attributable to new individual carrier customer and product implementations. Our carrier gross profit included $1.3 million and $1.1 million in depreciation and amortization for the three months ended March 31, 2014 and March 31, 2013, respectively. In addition, our carrier gross profit included $45,000 and $42,000 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.

Sales and Marketing

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Sales and marketing	$10,987	35.8%	$9,138	38.3%	$1,849	20.2%

The increase in sales and marketing expense in absolute terms was primarily attributable to a $0.8 million increase in salaries and personnel-related costs, including an increase in stock based compensation of $0.1 million, due to sales and marketing associates hired to continue driving revenue growth and $0.6 million related to sales and marketing events, and $0.3 million related to increases in facilities allocation, recruiting and other operating costs driven by an increase in headcount.

Research and Development

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Research and development	$8,778	28.6%	$4,539	19.0%	$4,239	93.4%

The increase in research and development expense in absolute terms was primarily attributable to a $2.5 million increase in salaries and personnel-related costs, including an increase in stock based compensation of $0.1 million, due to additional research and development headcount. Additionally, we experienced a $1.3 million increase in engineering consulting fees for assistance in product development and $0.3 million related to increases in facilities allocation and travel costs driven by an increase in headcount.

General and Administrative

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
General and administrative	$3,529	11.5%	$2,819	11.8%	$710	25.2%

The increase in general and administrative expense in absolute terms was primarily attributable to a $0.4 million increase in consulting and professional fees related to being a publicly traded company. In addition, we experienced a $0.2 million increase in travel related and other operating expenses.

Segment Income (Loss) From Operations

	Three Months Ended March 31,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Employer	$(9,963)	(75.0)%	$(3,702)	(42.9)%	$(6,261)	169.1%
Carrier	(1,861)	(10.7)	(1,362)	(8.9)	(499)	36.6

Loss from operations	$(11,824)	(38.5)%	$(5,064)	(21.2)%	$(6,760)	133.5%

The increase in employer loss from operations in absolute terms was attributable to an increase in employer operating expenses of $6.9 million. The increase in operating expenses was primarily attributable to a $3.8 million increase in research and development expense and a $2.5 million increase in sales and marketing expense. The increase in sales and marketing expense was attributable to hiring of employer sales associates to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving and expanding our existing products and technology infrastructure to allow further growth in employer customer base.

The increase in carrier loss from operations was attributable to a decrease in gross margin of $0.5 million, offset by a slight decrease in operating expenses. The decrease in operating expenses was primarily attributable to a decrease of $0.6 million in sales and marketing, offset by an increase of $0.4 million and $0.1 million in research and development and general and administrative expenses, respectively. The increases in research and development expense and general and administrative expense were primarily driven by increases in headcount to support our growing business.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

On August 27, 2013, we entered into a loan and security agreement with Silicon Valley Bank to provide us a revolving line of credit of up to $35.0 million to be used for working capital, to refinance our indebtedness to NBSC, and to fund our general business requirements. The revolving line of credit limit is eligible to be increased from the initial limit of $15.0 million to $35.0 million, as a result of the closing of the Company’s IPO on September 23, 2013. Amounts borrowed under the line of credit are payable on the maturity date, which is August 27, 2016. Amounts borrowed may be repaid and re-borrowed prior to the maturity date. Amounts available under the line of credit are subject to a borrowing base limit which is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous quarter.

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

On August 30, 2013, we borrowed $5.8 million under this line of credit, which we used to repay all of the amounts outstanding under two promissory notes and our prior master credit facility. The amount available to borrow under this line of credit was $9.2 million as of March 31, 2014.

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

Going forward, we may access capital markets to raise additional equity financing for various business reasons, including additional working capital to fund operations and anticipated growth, required debt payments and acquisitions. The timing, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Financing and Capital Lease Obligations

In March 2014, the Company entered into a capital lease and financing obligation to finance data processing equipment and software and support. Payments total $4.4 million, including a down payment of $1.6 million and aggregate monthly payments of $2.8 million. Payments commence in April 2014, for a term of 36 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$17	$(172)
Investing activities	(15,066)	(1,258)
Financing activities	(1,772)	(541)

Operating Activities

For the three months ended March 31, 2014, our operating activities generated a small amount of cash, as $8.7 million of cash provided by changes in working capital and $3.7 million in adjustments for non-cash items, were mostly offset by a net loss of $12.4 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.4 million, accrual of interest on financing obligations of $0.5 million, non-cash stock compensation expense of $0.5 million, and change in fair value and accretion of warrant of $0.2 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $2.1 million, an increase in accrued compensation and benefits of $2.2 million, and a decrease in accounts receivable of $5.4 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from an increase in the number of associates. The decrease in accounts receivable resulted from normal timing of customer payments. These increases were partially offset by a decrease in operating cash flow due to a $1.1 million decrease in accounts payable and accrued expenses and a $0.1 million increase in prepaid expenses and other current assets. The decrease in accounts payable and accrued expenses was primarily attributable to normal fluctuations and timing of expense payments.

For the three months ended March 31, 2013, our net cash and cash equivalents used in operating activities of $0.2 million consisted of $2.6 million of cash provided by changes in working capital and $2.9 million in adjustments for non-cash items, offset by a net loss of $5.6 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.9 million, accrual of interest on financing obligations of $0.4 million, non-cash stock compensation expense of $0.3 million, and change in fair value and accretion of warrant of $0.2 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $4.0 million, an increase in accrued compensation and benefits of $3.6 million, and an increase in accounts payable and accrued expenses of $0.1 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted primarily from normal fluctuation in payroll dates. The increase in accounts payable resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $5.0 million increase in accounts receivable and a $0.2 million increase in prepaid expenses and other current assets. The increase in accounts receivable was primarily attributable to increased revenue and fees not yet recognized as revenue in the three months ended March 31, 2013.

Investing Activities

For the three months ended March 31, 2014 and 2013, net cash used in investing activities was $15.1 million and $1.3 million, respectively, for the purchase of property and equipment and short-term investments held to maturity.

Financing Activities

For the three months ended March 31, 2014, net cash used in financing activities was $1.8 million, consisting of $2.2 million in payments on financing and capital lease obligations, partially offset by $0.5 million in proceeds from exercises from exercises of stock options.

On March 28, 2014, the customer exercised the warrant through a cashless exercise in accordance with the agreement, resulting in the issuance of 455,521 shares of common stock. The measured value of the warrant will continue to be recognized against revenue for the remainder of the contract term, ending in October 2014.

For the three months ended March 31, 2013, net cash used in financing activities was $0.5 million, primarily consisting of $1.4 million in repayments of debt, financing obligations, and capital leases, partially offset by $0.9 million in proceeds from debt borrowings.

Commitments

In February 2013, we amended a 2009 office lease agreement to expand the office space rented under the lease. This amendment increases our commitment by $9.9 million over the term which started in January 2014 and continues through June 2024. This agreement is with an entity with which two of our directors, significant stockholders and executives are affiliated.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 allows an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. The exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the revolving line of credit with Silicon Valley Bank, which we entered into in August 2013, bear interest at variable rates. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under this line of credit. Borrowings outstanding under our previous credit arrangements were not subject to interest rate risk because they bore interest at fixed rates.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At March 31, 2014, we had borrowings under our revolving line of credit of $5.8 million. As a result, each change of one percentage point in interest rates would result in an approximate $58,000 change in our annual interest expense on our outstanding borrowings at March 31, 2014. Any debt we incur in the future may also bear interest at variable rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

In the first quarter of 2014, we identified a material weakness in internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. This material error resulted from our incorrect interpretation of standards under ASC 840, Leases, related to this build-to-suit lease where we, as the lessee, were involved in asset construction. As a result, we previously incorrectly accounted for the lease as an operating lease rather than a financing obligation. To correct the error, we have restated our financial statements related to the period ended September 30, 2013 in Amendment No. 1 to Quarterly Report on Form 10-Q/A, filed with the SEC on March 21, 2014, and our consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 in our Annual Report on Form 10-K, filed with the SEC on March 21, 2014.

Based on their evaluation and in light of the material weakness in the accounting for leasing transactions, our President and Chief Executive Officer, and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2014.

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

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014. Based on that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that, except as otherwise discussed above, there was no material change in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have had a history of losses, and we might not be able to achieve or sustain profitability.

We experienced net losses of $30.4 million, $14.9 million, and $15.1 million for the years ended December 31, 2013, 2012, and 2011, respectively and net losses of $ 12.4 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on March 7, 2014, the first trading day after we publically announced December 31, 2013 results and 2014 guidance, our stock price dropped almost $5.00 per share, or 7.3%, to $63.45.

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

These factors might contribute to continuing losses and substantial fluctuations in our quarterly operating results. As a result, in future quarters, our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decline.

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

Our ten largest customers by revenue in the past three years accounted for approximately 47.4%, 58.6% and 64.1% of our consolidated revenue in each of 2013, 2012 and 2011, respectively. Our largest customer by revenue in the past three years accounted for approximately 9.5%, 10.5% and 11.7% of our revenue in each of 2013, 2012 and 2011, respectively. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

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

We have federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2022 for federal and state purposes. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, which if not utilized will begin to expire in 2020. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

•	Insurance Broker Laws. Insurance laws in the United States are often complex, and states have broad authority to adopt regulations regarding brokerage activities. These regulations typically include the licensing of insurance brokers and agents and govern the handling and investment of client funds held in a fiduciary capacity. Although we believe our activities do not currently constitute the provision of insurance brokerage services, regulations may change from state to state, which could require us to comply with such expanded regulation.

•	ERISA. The Employee Retirement Income Security Act of 1974, as amended, or ERISA, regulates how employee benefits are provided to or through certain types of employer-sponsored health benefits plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the U.S. Department of Labor as well as the federal courts. In some circumstances, and under certain customer contracts, we might be deemed to have assumed duties that make us an ERISA fiduciary, and thus be required to carry out our operations in a manner that complies with ERISA in all material respects. We believe that our current operations do not render us subject to ERISA fiduciary obligations, and therefore that we are in material compliance with ERISA and that any such compliance does not currently have a material adverse effect on our operations. However, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on us.

•	Third-Party Administrator Laws. Numerous states in which we do business have adopted regulations governing entities engaged in third-party administrator, or TPA, activities. TPA regulations typically impose requirements regarding enrollment into benefits plans, claims processing and payments, and the handling of customer funds. Although we do not believe we are currently acting as a TPA, changes in state regulations could result in us being obligated to comply with such regulations, which might require us to obtain licenses to provide TPA services in such states.

We are subject to banking regulations that may limit our business activities.

The Goldman Sachs Group, affiliates of which owned approximately 45.4% of the voting and economic interest in our business at March 31, 2014, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. Since our IPO in September 2013, the per share trading price of our common stock has been as high as $77.00 and as low as $27.52, as of May 7, 2014. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of March 31, 2014, we had an aggregate of 25,062,962 shares of common stock outstanding. Of these shares, approximately 18,768,882 shares became eligible for sale on March 16, 2014, upon the expiration of lock-up agreements with the underwriters for our IPO, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. As of March 31,

2014, there were outstanding options and restricted stock units to purchase 3,035,795 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale subject in some cases to Rule 144 and Rule 701 under the Securities Act. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

As of March 31, 2014, our directors, executive officers, and their affiliated entities beneficially owned more than 78.4% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 45.4%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions. For example, our amended and restated bylaws provide that so long as The Goldman Sachs Group, Inc. and its affiliates own, collectively, at least 35% of our common stock, we may not amend, without the written consent of the Goldman Sachs Group, provisions in our restated certificate of incorporation or our amended and restated bylaws related to the ability of our stockholders to act by written consent, the procedures by which our stockholders may call a special meeting of stockholders, and the classification of our board of directors into three classes.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our President and Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of March 31, 2014, these stockholders collectively beneficially owned more than 78.4% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and take advantage of exemptions from certain corporate governance requirements.

As of March 31, 2014, approximately 78.4% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from the corporate governance requirements that a majority of our directors be independent, as defined in the NASDAQ Stock Market listing rules, and that our compensation and nominating and corporate governance committees consist entirely of independent directors. We rely on the “controlled company” exemption under the NASDAQ Stock Market listing rules. As a result, a majority of the members of our Board of Directors are not independent directors and our nominating and corporate governance and compensation committees do not consist entirely of independent directors. While we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

We have identified a material weakness in connection with the preparation of our financial statements, and failure to develop and maintain adequate financial controls could cause us to have additional material weaknesses, which could adversely affect our operations and financial position.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we identified a material weakness in the internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. This material error resulted from our incorrect interpretation of standards under ASC 840, Leases, related to this build-to-suit lease where we, as the lessee, were involved in asset construction. As a result, we previously incorrectly accounted for the lease as an operating lease rather than a financing obligation. To correct the error, we have restated our financial statements related to the period ended September 30, 2013 in Amendment No. 1 to Quarterly Report on Form 10-Q/A, filed with the SEC on March 21, 2014, and our consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 in our Annual Report on Form 10-K, filed with the SEC on March 21, 2014. Our management is in the process of remediating this material weakness in accounting, which included a review of all of our leases to identify and correct instances where we were not complying with generally accepted accounting principles with regard to lease accounting. In addition, we are developing updated procedures to reflect the technical guidance for lease accounting and have engaged external technical resources to assist with the proper implementation of accounting standards for leases going forward.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

b. Use of Proceeds from Public Offering of Common Stock

On September 17, 2013, our Registration Statement on Form S-1 (File No. 333-190610) was declared effective in connection with our IPO, pursuant to which 5,675,250 shares of common stock were registered, including the full exercise of the underwriters’ over-allotment option. Of the shares registered, we sold 3,000,000 shares of common stock at a price to the public of $26.50 per share for an aggregate price of $79,500,000. Selling shareholders sold the remaining 2,675,250 shares registered at the same per share price for an aggregate price of $70,894,000. The offering closed on September 23, 2013, and, as a result, we received net proceeds of $70,064,000 (after underwriters’ discounts and commissions of $5,565,000 and additional offering related costs of $3,871,000). The joint managing underwriters of the offering were Goldman Sachs & Co., Deutsche Bank Securities Inc. and Jefferies LLC.

Of the expenses incurred by us in connection with our IPO, $134,000 were paid to or for the underwriters and $52,000 were paid to a related party vendor for private air travel. This vendor is owned and controlled by the Executive Chairman of our board of directors, who is also a greater than 10% owner of our common stock.

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through March 31,

2014, we have used the net proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

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

Date: May 8, 2014

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