Form 10-Q
period 2014-06-30
Benefitfocus,Inc.
filed 2014-08-08
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 5, 2014, there were approximately 25,478,637 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$55,225	$65,645
Marketable securities	16,468	13,168
Accounts receivable, net	21,367	23,668
Prepaid expenses and other current assets	5,293	4,322

Total current assets	98,353	106,803
Property and equipment, net	37,739	27,444
Intangible assets, net	1,103	1,256
Goodwill	1,634	1,634
Other non-current assets	2,181	2,474

Total assets	$141,010	$139,611

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,955	$4,354
Accrued expenses	4,152	3,911
Accrued compensation and benefits	19,083	14,183
Deferred revenue, current portion	15,838	15,158
Financing and capital lease obligations, current portion	3,994	4,288

Total current liabilities	46,022	41,894

Deferred revenue, net of current portion	73,359	65,063
Revolving line of credit	12,757	5,757
Financing and capital lease obligations, net of current portion	21,597	14,263
Other non-current liabilities	1,864	1,202

Total liabilities	155,599	128,179

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 25,437,722 and 24,495,651 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	25	24
Additional paid-in capital	219,067	214,487
Accumulated deficit	(233,681)	(203,079)

Total stockholders’ (deficit) equity	(14,589)	11,432

Total liabilities and stockholders’ (deficit) equity	$141,010	$139,611

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$32,337	$24,332	$63,033	$48,179
Cost of revenue	21,037	14,322	40,263	26,767

Gross profit	11,300	10,010	22,770	21,412
Operating expenses:
Sales and marketing	14,067	10,604	25,054	19,742
Research and development	10,372	5,758	19,150	10,297
General and administrative	4,272	2,742	7,801	5,561
Change in fair value of contingent consideration	—	(13)	—	(43)

Total operating expenses	28,711	19,091	52,005	35,557

Loss from operations	(17,411)	(9,081)	(29,235)	(14,145)
Other income (expense):
Interest income	24	10	50	23
Interest expense	(797)	(523)	(1,385)	(1,043)
Other expense	(1)	(14)	(3)	(38)

Total other expense, net	(774)	(527)	(1,338)	(1,058)

Loss before income taxes	(18,185)	(9,608)	(30,573)	(15,203)
Income tax expense	15	20	29	40

Net loss	$(18,200)	$(9,628)	$(30,602)	$(15,243)

Comprehensive loss	$(18,200)	$(9,628)	$(30,602)	$(15,243)

Net loss per common share:
Basic and diluted	$(0.72)	$(2.00)	$(1.23)	$(3.17)

Weighted-average common shares outstanding:
Basic and diluted	25,200,093	4,809,518	24,872,545	4,803,812

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share data)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Par Value
Balance, December 31, 2013	24,495,651	$24	$214,487	$(203,079)	$11,432
Exercise of stock options	486,550	—	2,244	—	2,244
Issuance of common stock for cashless exercise of warrant	455,521	1	(1)	—	—
Stock-based compensation expense	—	—	1,891	—	1,891
Accretion of customer warrant	—	—	446	—	446
Net loss	—	—	—	(30,602)	(30,602)

Balance, June 30, 2014	25,437,722	$25	$219,067	$(233,681)	$(14,589)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus.com, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(30,602)	$(15,243)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	5,000	3,885
Stock-based compensation expense	1,891	537
Change in fair value and accretion of warrant	446	446
Interest accrual on financing obligation	1,107	884
Change in fair value of contingent consideration	—	(24)
Provision for doubtful accounts	—	51
Loss on disposal or impairment of property and equipment	5	27
Changes in operating assets and liabilities:
Accounts receivable, net	2,301	(5,471)
Accrued interest on short-term investments	93	—
Prepaid expenses and other current assets	(368)	(673)
Other non-current assets	293	—
Accounts payable	(2,055)	1,628
Accrued expenses	125	(323)
Accrued compensation and benefits	4,900	5,643
Deferred revenue	8,977	8,653
Other non-current liabilities	662	168

Net cash and cash equivalents (used in) provided by operating activities	(7,225)	188

Cash flows from investing activities
Purchases of short term investments held to maturity	(12,959)	—
Proceeds from maturity of short-term investments held to maturity	9,566	—
Purchases of property and equipment	(3,730)	(3,419)

Net cash and cash equivalents used in investing activities	(7,123)	(3,419)

Cash flows from financing activities
Draws on revolving line of credit	7,000	—
Proceeds from notes payable borrowing	—	1,465
Repayment of notes payable	—	(1,240)
Proceeds from exercises of stock options	2,244	30
Proceeds from issuance of common stock (excluding IPO)	—	68
Payments of deferred financing costs	—	(1,508)
Payments on financing and capital lease obligations	(5,316)	(1,614)

Net cash and cash equivalents provided by (used in) financing activities	3,928	(2,799)

Net decrease in cash and cash equivalents	(10,420)	(6,030)
Cash and cash equivalents, beginning of period	65,645	19,703

Cash and cash equivalents, end of period	$55,225	$13,673

Supplemental disclosure of non-cash investing activities
Property and equipment acquisitions in accounts payable and accrued expenses	$772	$—

Property and equipment acquired with financing and capital lease obligations	$10,646	$1,102

Post contract support acquired with financing obligations	$604	$—

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is not the primary beneficiary of, nor does it have a controlling financial interest in, any variable interest entity. Accordingly, the Company has not consolidated any variable interest entity.

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results for the full year or the results for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from two customers, Mercer and Aetna, represented 14.4% and 12.0%, respectively of the total accounts receivable at June 30, 2014. Accounts receivable from one customer, Aetna, represented 11.3% of total accounts receivable at December 31, 2013. No customer represented more than 10% of total revenue for the three- and six- month periods ended June 30, 2014 and June 30, 2013.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due and other relevant factors. Bad debt expense is recorded in general and administrative expense on the unaudited consolidated statements of operations and comprehensive loss. The Company bases its estimate on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts could result in write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $10 as of June 30, 2014 and December 31, 2013.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $1,477 and $800 as of June 30, 2014 and December 31, 2013, respectively.

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

In the three months ended June 30, 2014 and 2013, the Company capitalized software development costs of $503 and $692, and amortized capitalized software development costs of $768 and $639, respectively. In the six months ended June 30, 2014 and 2013, the Company capitalized software development costs of $938 and $1,380, and amortized capitalized software development costs of $1,463 and $1,242, respectively. The net book value of capitalized software development costs was $3,644 and $4,170 at June 30, 2014 and December 31, 2013, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented, as the Company has no components of other comprehensive income (loss).

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 allows an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This statement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position or results of operations.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2014	2013	2014	2013
Redeemable convertible preferred stock:
Series A	—	14,055,851	—	14,055,851
Series B	—	2,441,009	—	2,441,009
Restricted stock units	369,707	—	369,707	—
Stock options	2,563,379	3,243,356	2,563,379	3,243,356
Warrant to purchase common stock	—	500,000	—	500,000

Total anti-dilutive common share equivalents	2,933,086	20,240,216	2,933,086	20,240,216

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(18,200)	$(9,628)	$(30,602)	$(15,243)

Net loss attributable to common stockholders	$(18,200)	$(9,628)	$(30,602)	$(15,243)

Denominator:
Weighted-average common shares outstanding, basic and diluted	25,200,093	4,809,518	24,872,545	4,803,812

Net loss per common share, basic and diluted	$(0.72)	$(2.00)	$(1.23)	$(3.17)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of June 30, 2014 and December 31, 2013.

	June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$53,712	$—	$—	$53,712

Total assets	$53,712	$—	$—	$53,712

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the three and six months ended June 30 (no such assets in 2014):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Balance of contingent consideration at beginning of period	$308	$328
Change in fair value	(14)	(43)
Accretion of discount	10	19
Payment	—	—

Balance of contingent consideration at June 30	$304	$304

5. Marketable Securities

Marketable securities consist of corporate bonds and are classified as held-to-maturity. The amortized cost basis and net carrying amount of marketable securities was $16,468 and $13,168 and the aggregate fair value was $16,466 and $13,166, as of June 30, 2014 and December 31, 2013, respectively. The gross unrealized holding gains were $0 and $0 and the gross unrealized losses were $2 and $2, as of June 30, 2014 and December 31, 2013, respectively. Corporate bonds held in marketable securities had contractual maturities of between 1 and 9 months as of June 30, 2014.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	June 30, 2014	December 31, 2013
Aggregate fair value of investments with unrealized losses (1)	$5,199	$1,281
Aggregate amount of unrealized losses	(2)	(2)

(1)	Investments have been in a continuous loss position for less than 12 months

6. Revolving Line of Credit and Notes Payable

In June 2014, the Company borrowed $7,000 under its line of credit, which was used to fund the general operations of the Company. As of June 30, 2014, the amount outstanding under this line of credit was $12,757 and the amount available to borrow was $2,243.

7. Commitments and Contingencies

Operating Lease Commitments

In May 2014, the Company entered into a sublease for additional office space in North Charleston, South Carolina. The lease commenced June 1, 2014 and continues until January 31, 2018. The terms of lease contain a rent concession of four months. Expenses related to this lease total approximately $52 per quarter.

In February 2013, the Company entered into an amendment to a 2009 operating lease for additional office space. The lease commenced January 1, 2014 and expenses for the additional space total $236 per quarter.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Financing and Capital Lease Obligations

In April 2014, the Company recorded a capital lease for data processing equipment and software. The total payments under the lease are $3,779, including a down payment of $1,340 and aggregate monthly payments of $2,439. The lease provides for a bargain purchase option at the end of its three-year term.

Related to the April 2014 capital lease, the Company recorded a financing obligation for support services for data processing equipment. Total payments under this three-year arrangement are $629, including a down payment of $223 and aggregate monthly payments of $406.

In December 2013, the Company entered into a 15 year build-to-suit lease for additional office space to expand its headquarters campus. The leased premises are being constructed and the Company is involved extensively in the construction of the premises. The Company is deemed the “owner” for accounting purposes during the construction period and is required to capitalize the project costs during the construction period on its Consolidated Balance Sheet. The Company has recorded construction in process of $7,220 and $167, and a financing obligation of $7,453 and $202, as of June 30, 2014 and December 31, 2013, respectively.

8. Stock-based Compensation

Restricted Stock Units

In June 2014, the Board of Directors of the Company established a compensation program for the Company’s independent directors. Each independent director will receive an annual retainer of $150,000, payable at the director’s election either 50% in cash and 50% in restricted stock units, or RSUs, or 100% in RSUs. The RSUs vest on the first anniversary of the Company’s annual stockholders meeting held in the year of the grant, or, if earlier, immediately prior to the subsequent year’s annual stockholders meeting. Pursuant to this program, two directors were granted RSUs for an aggregate of 17,348 shares of common stock. Aggregate grant date fair value of these awards is $724. Estimated expense in the amounts of $196, $264, $181, and $83 will be recognized in 2014, 2015, 2016, and 2017, respectively, as General and Administrative expense.

During April 2014, the Company granted 264,359 RSUs to employees with an aggregate grant date fair value of $12,663. These RSUs vest in equal annual installments, generally over 4 years from the grant date. The fair value of the stock subject to the RSUs at the time of grant is amortized based on a straight-line basis over the period of vesting. Income tax benefits resulting from vesting of RSUs are recognized in the period the units are vested and exchanged for common stock to the extent the compensation expense has been recognized.

Warrants

During 2009, in connection with a new five-year contract executed with a major customer, the Company issued a warrant to the customer for the right to purchase 500,000 shares of common stock at $5.48 per share. The warrant was issued from the stock option pool of shares approved by the Board of Directors. Under the terms of the warrant, the warrant had a term of 10 years. The customer was originally entitled to exercise the warrant in its entirety in 9.5 years, with earlier exercise rights for all or part of the warrant under certain conditions. The original terms of the warrant also provided that, in the event the customer cancelled the contract prior to the end of its five-year term, one half of the warrant would be forfeited. In March 2013, the Company accelerated the vesting of the warrant, making it fully exercisable. As a result of the modification, quarterly remeasurement of the warrant was no longer required. For the three and six months ended June 30, 2014 and 2013 the reduction to revenue related to the warrant was $223 and $446, respectively, in each year.

On March 28, 2014, the customer exercised the warrant through a cashless exercise in accordance with the warrant’s terms. The Company issued 455,521 shares to satisfy its obligation under the warrant.

9. Income Taxes

The Company’s effective federal tax rate for the three and six months ended June 30, 2014 was less than one percent primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards. Current tax expense relates primarily to state income taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue from external customers by segment:
Employer	$14,289	$8,969	$27,566	$17,594
Carrier	18,048	15,363	$35,467	$30,585

Total net revenue from external customers	$32,337	$24,332	$63,033	$48,179

Depreciation and amortization by segment:
Employer	$1,112	$743	$2,146	$1,412
Carrier	1,444	1,237	2,854	2,473

Total depreciation and amortization	$2,556	$1,980	$5,000	$3,885

Income (loss) from operations by segment:
Employer	$(15,796)	$(8,342)	$(25,759)	$(12,044)
Carrier	(1,615)	(739)	(3,476)	(2,101)

Total loss from operations	$(17,411)	$(9,081)	$(29,235)	$(14,145)

Substantially all assets were held and all revenue was generated in the United States during the three and six months ended June 30, 2014 and 2013.

11. Related Parties

Related Party Leasing Arrangements

The Company leases its headquarters building under the terms of a non-cancelable financing obligation from a build-to-suit lease and its additional office space in Charleston, South Carolina under the terms of a non-cancelable operating lease from an entity with which two of the Company’s directors, significant stockholders, and executives are affiliated. Both the financing obligation and the lease have 15-year terms which started in 2006 and 2009, respectively. The Company has an option to renew the financing obligation and lease for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $1,092 and $864 for the three months ended June 30, 2014 and 2013, respectively and $2,451 and $1,963 for the six months ended June 30, 2014 and 2013, respectively. Amounts due to the related parties were $197 and $268 as of June 30, 2014 and December 31, 2013, respectively. Amounts due to the related parties were recorded as “Accrued expenses” as of June 30, 2014 and “Accounts payable” as of December 31, 2013.

Payments for the amendment to the 2009 operating lease commenced on January 1, 2014, and expenses total $236 per quarter.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by one of the Company’s directors, significant stockholders, and executives. Expenses related to this company were $110 and $129 for the three months ended June 30, 2014 and 2013, respectively and $203 and $174 for the six months ended June 30, 2014 and 2013, respectively. Amounts due to this related party were $41 and $25 as of June 30, 2014 and December 31, 2013, respectively and were recorded in “Accounts payable” as of June 30, 2014 and “Accrued expenses” as of December 31, 2013.

12. Subsequent Events

Restricted Stock Units

During July 2014, the Company granted 89,746 RSUs to employees with an aggregate grant date fair value of $4,259. These RSUs vest in equal annual installments generally over 4 years from the grant date. The fair value of the stock subject to the RSUs at the time of grant is amortized based on a straight-line basis over the period of vesting. Income tax benefits resulting from vesting of RSUs are recognized in the period the units are exchanged to the extent the compensation expense has been recognized.

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

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 92% and 93% of our total revenue during the three months ended June 30, 2014 and 2013, respectively, and 93% of our total revenue during the six months ended June 30, 2014 and 2013, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 8% and 7% of our total revenue during the three months ended June 30, 2014 and 2013, respectively, and 7% of our total revenue during the six months ended June 30, 2014 and 2013, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 488 as of June 30, 2014. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

The Company’s unaudited financial statements for the three and six months ended June 30, 2013 reflect the Company’s restatement to correct an error in the accounting for its headquarters lease executed May 2005. The details of the restatement are fully described in the audited financial statements and related footnotes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K.

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

	As of June 30,
	2014	2013
Number of customers:
Large employer	488	348
Carrier	43	37

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

For the three- and six- month periods ended June 30, 2014 and 2013 our software services revenue retention rate exceeded 95%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation from Gross Profit to Adjusted Gross Profit:
Gross profit	$11,300	$10,010	$22,770	$21,412
Depreciation	1,385	1,026	2,733	2,020
Amortization of software development costs	767	639	1,463	1,242
Amortization of acquired intangible assets	59	63	117	127
Stock-based compensation expense	213	69	292	131

Adjusted gross profit	$13,724	$11,807	$27,375	$24,932

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(18,200)	$(9,628)	$(30,602)	$(15,243)
Depreciation	1,712	1,257	3,384	2,476
Amortization of software development costs	767	639	1,463	1,242
Amortization of acquired intangible assets	77	84	153	167
Interest income	(24)	(10)	(50)	(23)
Interest expense on building lease financing obligations	648	442	1,107	885
Interest expense on other borrowings	149	81	278	158
Income tax expense	15	20	29	40
Stock-based compensation expense	1,351	284	1,891	537

Total net adjustments	4,695	2,797	$8,255	$5,482

Adjusted EBITDA	$(13,505)	$(6,831)	$(22,347)	$(9,761)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Software services	$29,823	$22,660	$58,331	$44,924
Professional services	2,514	1,672	4,702	3,255

Total revenue	$32,337	$24,332	$63,033	$48,179

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three- and six- month periods ended June 30, 2014 and 2013. Net operating loss carryforwards for federal income tax purposes were $41.4 million at December 31, 2013. State net operating loss carryforwards were $33.7 million at December 31, 2013. Federal net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. State net operating losses will expire at various dates beginning in 2032, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$32,337	$24,332	$63,033	$48,179
Cost of revenue (1)	21,037	14,322	40,263	26,767

Gross profit	11,300	10,010	22,770	21,412
Operating expenses:
Sales and marketing (1)	14,067	10,604	25,054	19,742
Research and development (1)	10,372	5,758	19,150	10,297
General and administrative (1)	4,272	2,742	7,801	5,561
Change in fair value of contingent consideration	—	(13)	—	(43)

Total operating expenses	28,711	19,091	52,005	35,557

Loss from operations	(17,411)	(9,081)	(29,235)	(14,145)
Other income (expense):
Interest income	24	10	50	23
Interest expense	(797)	(523)	(1,385)	(1,043)
Other expense	(1)	(14)	(3)	(38)

Total other expense, net	(774)	(527)	(1,338)	(1,058)

Loss before income taxes	(18,185)	(9,608)	(30,573)	(15,203)
Income tax expense (benefit)	15	20	29	40

Net loss	$(18,200)	$(9,628)	$(30,602)	$(15,243)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$213	$69	$292	$131
Sales and marketing	371	34	535	64
Research and development	366	67	515	133
General and administrative	401	114	549	209

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.1	58.9	63.9	55.6

Gross profit	34.9	41.1	36.1	44.4
Operating expenses:
Sales and marketing	43.5	43.6	39.7	41.0
Research and development	32.1	23.7	30.4	21.4
General and administrative	13.2	11.3	12.4	11.5
Change in fair value of contingent consideration	—	(0.1)	—	(0.1)

Total operating expenses	88.8	78.5	82.5	73.8

Loss from operations	(53.8)	(37.3)	(46.4)	(29.4)
Other income (expense):
Interest income	0.1	—	0.1	—
Interest expense	(2.5)	(2.1)	(2.2)	(2.2)
Other expense	—	(0.1)	—	(0.1)

Total other expense, net	(2.4)	(2.2)	(2.1)	(2.2)

Loss before income taxes	(56.2)	(39.5)	(48.5)	(31.6)
Income tax expense (benefit)	—	0.1	—	0.1

Net loss	(56.3)%	(39.6)%	(48.5)%	(31.6)%

Our Segments

The following table sets forth segment results for revenue, gross profit, and loss from operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Employer	$14,289	$8,969	$27,566	$17,594
Carrier	18,048	15,363	35,467	30,585

Total revenue	$32,337	$24,332	$63,033	$48,179

Gross profit:
Employer	$3,586	$3,111	$8,193	$7,128
Carrier	7,714	6,899	14,577	14,284

Total Gross Profit	$11,300	$10,010	$22,770	$21,412

Loss from operations:
Employer	$(15,796)	$(8,342)	$(25,759)	$(12,044)
Carrier	(1,615)	(739)	(3,476)	(2,101)

Total operating loss	$(17,411)	$(9,081)	$(29,235)	$(14,145)

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue

	Three Months Ended June 30,
	2014		2013		Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	(in thousands)
Software services	$29,823	92.2%	$22,660	93.1%	$7,163	31.6%
Professional services	2,514	7.8	1,672	6.9	842	50.4

Total revenue	$32,337	100.0%	$24,332	100.0%	$8,005	32.9%

Growth in software services revenue was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 531 as of June 30, 2014 from 385 as of June 30, 2013. Our professional services revenue increased between the three months ended June 30, 2013 and the three months ended June 30, 2014, due to revenue recognized from newly completed implementations.

Segment Revenue

	Three Months Ended June 30,
	2014		2013		Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	(in thousands)
Employer	$14,289	44.2%	$8,969	36.9%	$5,320	59.3%
Carrier	18,048	55.8	15,363	63.1	2,685	17.5

Total revenue	$32,337	100.0%	$24,332	100.0%	$8,005	32.9%

The growth in our employer revenue was primarily attributable to a $5.1 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of June 30, 2014 as compared to June 30, 2013. The growth in our carrier revenue was primarily attributable to an increase of $2.1 million in our carrier software services revenue driven primarily by an increase in the number of carrier customers using our platform as well as an increase in the number of products being utilized by our carrier customers during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. In addition, recognition of deferred revenue increased by $0.7 million, $0.2 million for the employer segment and $0.5 million for the carrier segment, during the three months ended June 30, 2014, as new employer customers and new products for existing carrier customers went live on the platform.

Cost of Revenue

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Cost of revenue	$21,037	65.1%	$14,322	58.9%	$6,715	46.9%

The increase in cost of revenue was in part attributable to a $3.6 million increase in salaries and personnel-related costs and professional fees, of which $3.8 million was associated with increased client service capacity to support our growing number of customers, offset by a decrease in engineering costs of $0.2 million as development efforts shifted towards research and development during the period. Also, we experienced a $3.1 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the increase in the number of employees.

Gross Profit

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Software services	$16,919	56.7%	$14,441	63.7%	$2,478	17.2%
Professional services	(5,619)	(223.5)	(4,431)	(265.0)	(1,188)	26.8

Gross profit	$11,300	34.9%	$10,010	41.1%	$1,290	12.9%

The increase in software services gross profit in absolute terms was driven by a $7.2 million, or 31.6%, increase in software services revenue. This increase was partially offset by a $4.7 million, or 57.0%, increase in software services cost of revenue. Software services cost of revenue included $0.1 million and $23,000 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $2.0 million and $1.6 million of depreciation and amortization for the three months ended June 30, 2014 and 2013, respectively.

The increase in professional services gross loss was driven by a $2.0 million, or 33.3%, increase in professional services cost of revenue. Professional services cost of revenue included $0.1 million and $46,000 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively. In addition, professional services cost of revenue included $0.2 million and $0.1 million in depreciation and amortization for the three months ended June 30, 2014 and 2013, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Employer	$3,586	25.1%	$3,111	34.7%	$475	15.3%
Carrier	7,714	42.7	6,899	44.9	815	11.8

Gross profit	$11,300	34.9%	$10,010	41.1%	$1,290	12.9%

Employer gross profit increased in absolute terms by $0.5 million, or 15.3%, between the three months ended June 30, 2013 and the three months ended June 30, 2014. The $5.3 million, or 59.3%, increase in employer revenue was offset by a $4.8 million, or 82.7%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $1.0 million and $0.6 million of depreciation and amortization for the three months ended June 30, 2014 and June 30, 2013, respectively. In addition, our employer gross profit included $0.1 million and $28,000 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively.

Carrier gross profit increased by $0.8 million, or 11.8%, between the three months ended June 30, 2013 and the three months ended June 30, 2014. The $2.7 million, or 17.5%, increase in carrier revenue was offset by a $1.9 million, or 22.1%, increase in carrier cost of revenue. The increase in cost of revenue is primarily attributable to new carrier customers and product implementations. Our carrier gross profit included $1.3 million and $1.1 million in depreciation and amortization for the three months ended June 30, 2014 and June 30, 2013, respectively. In addition, our carrier gross profit included $0.1 million and $41,000 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively.

Sales and Marketing

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Sales and marketing	$14,067	43.5%	$10,604	43.6%	$3,463	32.7%

The increase in sales and marketing expense in absolute terms was primarily attributable to a $1.8 million increase in salaries and personnel-related costs, including an increase in stock based compensation of $0.3 million, due to sales and marketing associates hired to continue driving revenue growth and $0.8 million related to sales and marketing events, and $0.7 million related to increases in travel-related costs, recruiting, other operating costs, and allocation of overhead driven by an increase in the number of employees.

Research and Development

	Three Months Ended June 30,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Research and development	$10,372	32.1%	$5,758	23.7%	$4,614	80.1%

The increase in research and development expense was primarily attributable to a $2.7 million increase in salaries and personnel-related costs, including an increase in stock based compensation of $0.3 million, due to additional research and development headcount. Additionally, we experienced a $1.4 million increase in engineering consulting fees for assistance in product development. Also, we experienced a $0.5 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the growth in headcount.

General and Administrative

	Three Months Ended June 30,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
General and administrative	$4,272	13.2%	$2,742	11.3%	$1,530	55.8%

The increase in general and administrative expense was primarily attributable to a $0.9 million increase in consulting and professional fees related to being a publicly traded company. In addition, we experienced a $0.3 million increase in stock compensation expense and $0.2 in other operating expenses.

Segment Loss From Operations

	Three Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Employer	$(15,796)	(110.5)%	$(8,342)	(93.0)%	$(7,454)	89.4%
Carrier	(1,615)	(8.9)	(739)	(4.8)	(876)	118.5

Loss from operations	$(17,411)	(53.8)%	$(9,081)	(37.3)%	$(8,330)	91.7%

The increase in employer loss from operations was attributable to an increase in employer operating expenses of $7.9 million. The increase in operating expenses was primarily attributable to a $3.1 million increase in research and development expense and a $4.0 million increase in sales and marketing expense. The increase in sales and marketing expense was attributable to hiring of employer sales associates to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving and expanding our existing products and technology infrastructure to allow further growth in employer customer base.

The increase in carrier loss from operations was attributable to an increase in gross margin of $0.8 million, offset by an increase in operating expenses. The increase in operating expenses was primarily attributable to an increase of $1.5 million and $0.7 million in research and development and general and administrative expenses, respectively, offset by a decrease of $0.5 million in sales and marketing. The increases in research and development expense and general and administrative expense were primarily driven by increases in headcount to support our growing business.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue

	Six Months Ended June 30,
	2014		2013		Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	(in thousands)
Software services	$58,331	92.5%	$44,924	93.2%	$13,407	29.8%
Professional services	4,702	7.5	3,255	6.8	1,447	44.5

Total revenue	$63,033	100.0%	$48,179	100.0%	$14,854	30.8%

Growth in software services revenue was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 531 as of June 30, 2014 from 385 as of June 30, 2013. Our professional services revenue increased between the six months ended June 30, 2013 and the six months ended June 30, 2014, due to revenue recognized from newly completed implementations.

Segment Revenue

	Six Months Ended June 30,
	2014		2013		Period-to-Period Change
		Percentage of Revenue		Percentage of Revenue
	Amount		Amount		Amount	Percentage
	(in thousands)
Employer	$27,566	43.7%	$17,594	36.5%	$9,972	56.7%
Carrier	35,467	56.3	30,585	63.5	4,882	16.0

Total revenue	$63,033	100.0%	$48,179	100.0%	$14,854	30.8%

The growth in our employer revenue was primarily attributable to a $9.7 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of June 30, 2014 as compared to June 30, 2013. The growth in our carrier revenue was primarily attributable to an increase of $3.8 million in our carrier software services revenue driven primarily by an increase in the number of carrier customers using our platform as well as an increase in the number of products being utilized by our carrier customers during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. In addition, recognition of deferred revenue increased by $1.2 million, $0.4 million for the employer segment and $0.8 million for the carrier segment, during the three months ended June 30, 2014, as new employer customers and new products for existing carrier customers went live on the platform.

Cost of Revenue

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Cost of revenue	$40,263	63.9%	$26,767	55.6%	$13,496	50.4%

The increase in cost of revenue in absolute terms was in part attributable to a $8.7 million increase in salaries and personnel-related costs and professional fees, of which $8.0 million was associated with increased client service capacity to support our growing number of customers and $0.7 million was associated with additional engineering headcount to perform customer implementations. Also, we experienced a $4.6 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the increase in the number of employees.

Gross Profit

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Software services	$34,224	58.7%	$28,911	64.4%	$5,313	18.4%
Professional services	(11,454)	(243.6)	(7,499)	(230.4)	(3,955)	52.7

Gross profit	$22,770	36.1%	$21,412	44.4%	$1,358	6.3%

The increase in software services gross profit in absolute terms was driven by a $13.4 million, or 29.8%, increase in software services revenue. This increase was partially offset by a $8.1 million, or 50.5%, increase in software services cost of revenue. Software services cost of revenue included $0.1 million and $46,000 of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively, and $4.0 million and $3.2 million of depreciation and amortization for the six months ended June 30, 2014 and 2013, respectively.

The increase in professional services gross loss was driven by a $5.4 million, or 50.2%, increase in professional services cost of revenue. Professional services cost of revenue included $0.2 and $0.1 of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively. In addition, professional services cost of revenue included $0.3 million and $0.2 million in depreciation and amortization for the six months ended June 30, 2014 and 2013, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Employer	$8,193	29.7%	$7,128	40.5%	$1,065	14.9%
Carrier	14,577	41.1	14,284	46.7	293	2.1

Gross profit	$22,770	36.1%	$21,412	44.4%	$1,358	6.3%

Employer gross profit increased in absolute terms by $1.1 million, or 14.9%, between the six months ended June 30, 2013 and the six months ended June 30, 2014. The $10.0 million, or 56.7%, increase in employer revenue was offset by a $8.9 million, or 85.1%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $1.8 million and $1.2 million of depreciation and amortization for the six months ended June 30, 2014 and June 30, 2013, respectively. In addition, our employer gross profit included $0.1 million and $49,000 of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively.

Carrier gross profit increased by $0.3 million, or 2.1%, between the six months ended June 30, 2013 and the six months ended June 30, 2014. The $4.9 million, or 16.0%, increase in carrier revenue was offset by a $4.6 million, or 28.2%, increase in carrier cost of revenue. The increase in cost of revenue is primarily attributable to new carrier customers and product implementations. Our carrier gross profit included $2.5 million and $2.2 million in depreciation and amortization for the six months ended June 30, 2014 and June 30, 2013, respectively. In addition, our carrier gross profit included $0.2 million and $0.1 million of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively.

Sales and Marketing

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Sales and marketing	$25,054	39.7%	$19,742	41.0%	$5,312	26.9%

The increase in sales and marketing expense was primarily attributable to a $2.6 million increase in salaries and personnel-related costs, including an increase in stock based compensation of $0.5 million, due to sales and marketing associates hired to continue driving revenue growth and $1.4 million related to sales and marketing events, $1.0 million related to increases in facilities and overhead allocation, recruiting and other operating costs driven by an increase in the number of employees, and $0.2 million in travel-related costs.

Research and Development

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Research and development	$19,150	30.4%	$10,297	21.4%	$8,853	86.0%

The increase in research and development expense was primarily attributable to a $5.3 million increase in salaries and personnel-related costs, including an increase in stock based compensation of $0.4 million, due to additional research and development headcount. Additionally, we experienced a $2.7 million increase in engineering consulting fees for assistance in product development and $0.8 million related to increases in facilities and overhead allocation, other operating costs, and travel-related costs driven by an increase in the number of employees.

General and Administrative

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
General and administrative	$7,801	12.4%	$5,561	11.5%	$2,240	40.3%

The increase in general and administrative expense was primarily attributable to a $1.5 million increase in consulting and professional fees, and insurance related to being a publicly traded company. In addition, we experienced a $0.3 million increase in stock compensation expense.

Segment Loss From Operations

	Six Months Ended June 30,
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Period-to-Period Change
					Amount	Percentage
	(in thousands)
Employer	$(25,759)	(93.4)%	$(12,044)	(68.5)%	$(13,715)	113.9%
Carrier	(3,476)	(9.8)	(2,101)	(6.9)	(1,375)	65.4

Loss from operations	$(29,235)	(46.4)%	$(14,145)	(29.4)%	$(15,090)	106.7%

The increase in employer loss from operations was attributable to an increase in employer operating expenses of $14.8 million. The increase in operating expenses was primarily attributable to a $6.9 million increase in research and development expense and a $6.5 million increase in sales and marketing expense. The increase in sales and marketing expense was attributable to hiring of employer sales associates to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving and expanding our existing products and technology infrastructure to allow further growth in employer customer base.

The increase in carrier loss from operations was attributable to an increase in gross profit of $0.3 million, offset by an increase in operating expenses. The increase in operating expenses was primarily attributable an increase of $2.0 million and $0.8 million in research and development and general and administrative expenses, respectively, offset by a decrease of $1.2 million in sales and marketing expense. The increases in research and development expense and general and administrative expense were primarily driven by increases in headcount to support our growing business. The decrease in sales and marketing was primarily driven by a decrease in commissions expense related to the timing of the closing of deals between two periods.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On August 30, 2013, we borrowed $5.8 million under this line of credit, which we used to repay all of the amounts outstanding under two promissory notes and our prior master credit facility. In June 2014, we borrowed an additional $7.0 million under its line of credit, which was used to fund the general operations of the Company. As of June 30, 2014, the amount outstanding under this line of credit was $12.8 million and the amount available to borrow was $2.2 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(7,225)	$188
Investing activities	(7,123)	(3,419)
Financing activities	3,928	(2,799)

Operating Activities

For the six months ended June 30, 2014, our operating activities used $7.2 million of cash, as $15.0 million of cash provided by changes in working capital and $8.4 million in adjustments for non-cash items, were mostly offset by a net loss of $30.6 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $5.0 million, accrual of interest on financing obligations of $1.1 million, non-cash stock compensation expense of $1.9 million, and change in fair value and accretion of warrant of $0.4 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $9.0 million, an increase in accrued compensation and benefits of $4.9 million, and a decrease in accounts receivable of $2.3 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from an increase in the number of associates. The decrease in accounts receivable resulted from normal timing of customer payments. These increases were partially offset by a decrease in operating cash flow due to a $1.9 million decrease in accounts payable and accrued expenses and a $0.4 million increase in prepaid expenses. The decrease in accounts payable and accrued expenses was primarily attributable to normal fluctuations and timing of expense payments.

For the six months ended June 30, 2013, our net cash and cash equivalents provided by operating activities of $0.2 million consisted of $9.6 million of cash provided by changes in working capital and $5.8 million in adjustments for non-cash items, offset by a net loss of $15.2 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.9 million, accrual of interest on financing obligations of $0.9 million, non-cash stock compensation expense of $0.5 million, and change in fair value and accretion of warrant of $0.4 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $8.7 million, an increase in accrued compensation and benefits of $5.6 million, and an increase in accounts payable and accrued expenses of $1.3 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted primarily from normal fluctuation in payroll dates. The increase in accounts payable resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $5.5 million increase in accounts receivable and a $0.7 million increase in prepaid expenses and other current assets. The increase in accounts receivable was primarily attributable to increased revenue and fees not yet recognized as revenue in the six months ended June 30, 2013.

Investing Activities

For the six months ended June 30, 2014 and 2013, net cash used in investing activities was $7.1 million and $3.4 million, respectively, for the purchase of property and equipment and, during the six months ended June 30, 2014, the purchase of short-term investments held to maturity partially offset by maturities.

Financing Activities

For the six months ended June 30, 2014, net cash provided by financing activities was $3.9 million, consisting of a $7.0 million draw on revolving line of credit, $2.2 million in proceeds from exercises from exercises of stock options, offset by $5.3 million in payments on financing and capital lease obligations.

On March 28, 2014, a major customer exercised its warrant through a cashless exercise in accordance with the warrant’s terms, resulting in the issuance of 455,521 shares of common stock. The measured value of the warrant will continue to be recognized against revenue for the remainder of the contract term, ending in October 2014.

For the six months ended June 30, 2013, net cash used in financing activities was $2.8 million, primarily consisting of $2.9 million in repayments of debt, financing obligations, and capital leases, $1.5 million in payments of deferred financing costs, partially offset by $1.5 million in proceeds from debt borrowings.

Commitments

In February 2013, we amended a 2009 office lease agreement to expand the office space rented under the lease. This amendment increases our commitment by $9.9 million over the term which started in January 2014 and continues through June 2024. This agreement is with an entity with which two of our directors, significant stockholders, and executives are affiliated.

In May 2014, we entered into a sublease for additional office space in North Charleston, South Carolina. The lease commenced June 1, 2014 and continues until January 31, 2018. The terms of lease contain a rent concession of four months. Expenses related to this lease total approximately $52,000 per quarter.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 allows an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. The exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This statement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of this statement on our consolidated financial position or results of operations.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At June 30, 2014, we had borrowings under our revolving line of credit of $12.8 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.1 million change in our annual interest expense on our outstanding borrowings at June 30, 2014. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation and in light of the material weakness in the accounting for leasing transactions, our President and Chief Executive Officer, and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2014.

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

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014. Based on that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that, except as otherwise discussed above, there was no material change in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $30.4 million, $14.9 million, and $15.1 million for the years ended December 31, 2013, 2012, and 2011, respectively and net losses of $30.6 million and $15.2 million for the six months ended June 30, 2014 and 2013, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•	Although numerous lawsuits challenged the constitutionality of the Patient Protection and Affordable Care Act, or PPACA, the U.S. Supreme Court on June 28, 2012, upheld the constitutionality of PPACA except for provisions that would have allowed the U.S. Department of Health and Human Services, or HHS, to penalize states that did not implement the Medicaid expansion with the loss of existing federal Medicaid funding. While many of the provisions of PPACA will not be directly applicable to us, PPACA, as enacted, might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges, though it is unclear how many states will decline to implement the Medicaid expansion or adopt state-specific exchanges. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. Moreover, Congress has repeatedly but unsuccessfully attempted to repeal PPACA and we are unable to predict the impact.

•	False or Fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of claims for reimbursement from the government. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Although our business operations are generally not subject to these laws and regulations, any contract we have with a government entity requires us to comply with these laws and regulations. Any failure of our services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our services, and could force us to expend significant capital, research and development, and other resources to address the failure. Any determination by a court or regulatory agency that our services with government clients violate these laws and regulations could subject us to civil or criminal penalties, invalidate all or portions of some of our government client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving not only government clients but also all clients doing business with government payers, and have an adverse effect on our business.

•	HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, established privacy and security standards that limit the use and disclosure of individually identifiable health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses, and most providers are considered by the HIPAA regulations to be “Covered Entities”. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or Privacy Standards, and the security regulations established under HIPAA, or Security Standards. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. The American Recovery and Reinvestment Act of 2009, or ARRA, and the HIPAA Omnibus Final Rules extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our carrier customers. ARRA and the HIPAA Omnibus Final Rule also subject Business Associates to direct oversight and audit by the HHS.

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

The Goldman Sachs Group, affiliates of which owned approximately 44.74% of the voting and economic interest in our business at June 30, 2014, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. Since our IPO in September 2013, the per share trading price of our common stock has been as high as $77.00 and as low as $27.52, as of June 30, 2014. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of June 30, 2014, we had an aggregate of 25,437,722 shares of common stock outstanding. Of these shares, approximately 15,649,749 shares will become eligible for sale on October 14, 2014, upon the expiration of lock-up agreements with the underwriters for our secondary offering, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act. As of June 30, 2014, there were outstanding options and restricted stock units to purchase 2,933,086 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We have broad discretion in the use of the net proceeds we received from our IPO and might not use them effectively.

Our management has broad discretion to use the net proceeds from our IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of IPO in ways that increase the value of your investment. Until we use the net proceeds from our IPO, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of June 30, 2014, our directors, executive officers, and their affiliated entities beneficially owned more than 74% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 44.74%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions. For example, our bylaws provide that so long as The Goldman Sachs Group, Inc. and its affiliates own, collectively, at least 35% of our common stock, we may not amend, without the written consent of The Goldman Sachs Group, provisions in our restated certificate of incorporation or our bylaws related to the ability of our stockholders to act by written consent, the procedures by which our stockholders may call a special meeting of stockholders, and the classification of our board of directors into three classes.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our President and Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of June 30, 2014, these stockholders will collectively beneficially own more than 73% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and take advantage of exemptions from certain corporate governance requirements.

As of June 30, 2014, more than 73% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from the corporate governance requirements that a majority of our directors be independent, as defined in the NASDAQ Stock Market listing rules, and that our compensation and nominating and corporate governance committees consist entirely of independent directors. Following this offering, we will rely on the “controlled company” exemption under the NASDAQ Stock Market listing rules. As a result, a majority of the members of our board of directors will not be independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we identified a material weakness in the internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. This material error resulted from our incorrect interpretation of standards under ASC 840, Leases, related to this build-to-suit lease where we, as the lessee, were involved in asset construction. As a result, we previously incorrectly accounted for the lease as an operating lease rather than a financing obligation. To correct the error, we restated our financial statements related to the period ended September 30, 2013 in Amendment No. 1 to Quarterly Report on Form 10-Q/A, filed with the SEC on March 21, 2014, and our consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 in our Annual Report on Form 10-K, filed with the SEC on March 21, 2014. Our management is in the process of remediating this material weakness in accounting, which included a review of all of our leases to identify and correct instances where we were not complying with generally accepted accounting principles with regard to lease accounting. In addition, we are developing updated procedures to reflect the technical guidance for lease accounting and engaged external technical resources to assist with the proper implementation of accounting standards for leases going forward.

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

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through June 30, 2014, we have used the net proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

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

Date: August 8, 2014

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