Form 10-Q
period 2014-09-30
Benefitfocus,Inc.
filed 2014-11-07
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014, there were approximately 25,555,551 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$53,776	$65,645
Marketable securities	7,131	13,168
Accounts receivable, net	17,962	23,668
Prepaid expenses and other current assets	4,691	4,322

Total current assets	83,560	106,803
Property and equipment, net	43,546	27,444
Intangible assets, net	1,027	1,256
Goodwill	1,634	1,634
Other non-current assets	1,928	2,474

Total assets	$131,695	$139,611

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,236	$4,354
Accrued expenses	5,784	3,911
Accrued compensation and benefits	18,265	14,183
Deferred revenue, current portion	18,076	15,158
Financing and capital lease obligations, current portion	4,010	4,288

Total current liabilities	49,371	41,894

Deferred revenue, net of current portion	73,326	65,063
Revolving line of credit	12,757	5,757
Financing and capital lease obligations, net of current portion	25,210	14,263
Other non-current liabilities	2,189	1,202

Total liabilities	162,853	128,179

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 25,552,595 and 24,495,651 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	26	24
Additional paid-in capital	221,385	214,487
Accumulated deficit	(252,569)	(203,079)

Total stockholders’ (deficit) equity	(31,158)	11,432

Total liabilities and stockholders’ (deficit) equity	$131,695	$139,611

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$34,200	$26,317	$97,233	$74,496
Cost of revenue	23,355	16,171	63,618	42,938

Gross profit	10,845	10,146	33,615	31,558
Operating expenses:
Sales and marketing	12,105	7,354	37,159	27,096
Research and development	11,469	6,527	30,619	16,824
General and administrative	5,033	2,623	12,834	8,184
Change in fair value of contingent consideration	—	—	—	(43)

Total operating expenses	28,607	16,504	80,612	52,061

Loss from operations	(17,762)	(6,358)	(46,997)	(20,503)
Other income (expense):
Interest income	14	8	64	31
Interest expense	(1,141)	(554)	(2,526)	(1,597)
Other (expense) income	(8)	9	(11)	(29)

Total other expense, net	(1,135)	(537)	(2,473)	(1,595)

Loss before income taxes	(18,897)	(6,895)	(49,470)	(22,098)
Income tax (benefit) expense	(9)	(59)	20	(19)

Net loss	$(18,888)	$(6,836)	$(49,490)	$(22,079)

Comprehensive loss	$(18,888)	$(6,836)	$(49,490)	$(22,079)

Net loss per common share:
Basic and diluted	$(0.74)	$(1.08)	$(1.97)	$(4.15)

Weighted-average common shares outstanding:
Basic and diluted	25,503,194	6,320,731	25,085,072	5,315,008

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share data)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Par Value

Balance, December 31, 2013	24,495,651	$24	$214,487	$(203,079)	$11,432
Exercise of stock options	600,330	1	2,705	—	2,706
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	1,093	—	(19)	—	(19)
Issuance of common stock for cashless exercise of warrant	455,521	1	(1)	—	—
Stock-based compensation expense	—	—	3,544	—	3,544
Accretion of customer warrant	—	—	669	—	669
Net loss	—	—	—	(49,490)	(49,490)

Balance, September 30, 2014	25,552,595	$26	$221,385	$(252,569)	$(31,158)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(49,490)	$(22,079)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:

Depreciation and amortization	7,600	5,926
Stock-based compensation expense	3,544	821
Change in fair value and accretion of warrant	669	669
Interest accrual on financing obligation	2,050	1,325
Change in fair value of contingent consideration	—	(18)
Provision for doubtful accounts	5	55
Loss on disposal or impairment of property and equipment	15	20
Changes in operating assets and liabilities:
Accounts receivable, net	5,701	(7,860)
Accrued interest on short-term investments	166	—
Prepaid expenses and other current assets	234	(1,012)
Other non-current assets	546	—
Accounts payable	(1,323)	3,871
Accrued expenses	1,353	766
Accrued compensation and benefits	4,082	6,076
Deferred revenue	11,181	14,838
Other non-current liabilities	987	234

Net cash and cash equivalents (used in) provided by operating activities	(12,680)	3,632

Cash flows from investing activities
Purchases of short-term investments held to maturity	(12,959)	—
Proceeds from maturity of short-term investments held to maturity	18,830	—
Purchases of property and equipment	(7,985)	(6,695)
Proceeds from sale of property and equipment	—	9

Net cash and cash equivalents used in investing activities	(2,114)	(6,686)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	70,064
Draws on revolving line of credit	7,000	10,757
Payments on revolving line of credit	—	(5,000)
Proceeds from notes payable borrowing	—	1,465
Repayment of notes payable	—	(7,447)
Proceeds from exercises of stock options	2,706	572
Proceeds from issuance of common stock (excluding IPO)	—	68
Remittance of taxes upon vesting of restricted stock units	(19)	—
Payments on financing and capital lease obligations	(6,762)	(2,456)

Net cash and cash equivalents provided by financing activities	2,925	68,023

Net (decrease) increase in cash and cash equivalents	(11,869)	64,969
Cash and cash equivalents, beginning of period	65,645	19,703

Cash and cash equivalents, end of period	$53,776	$84,672

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquisitions in accounts payable and accrued expenses	$726	$—

Property and equipment acquired with financing and capital lease obligations	$14,777	$1,138

Post contract support acquired with financing obligations	$604	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results for the full year or the results for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, Aetna, represented 10.9% and 11.3%, of the total accounts receivable at September 30, 2014 and December 31, 2013, respectively. No customer represented more than 10% of total revenue for the three- and nine- month periods ended September 30, 2014 and 2013.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due and other relevant factors. Bad debt expense is recorded in general and administrative expense on the unaudited consolidated statements of operations and comprehensive loss. The Company bases its estimate on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts could result in write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $15 and $10 as of September 30, 2014 and December 31, 2013, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $1,095 and $800 as of September 30, 2014 and December 31, 2013, respectively.

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

In the three months ended September 30, 2014 and 2013, the Company capitalized software development costs of $562 and $971, and amortized capitalized software development costs of $751 and $662, respectively. In the nine months ended September 30, 2014 and 2013, the Company capitalized software development costs of $1,499 and $2,350, and amortized capitalized software development costs of $2,214 and $1,904, respectively. The net book value of capitalized software development costs was $3,455 and $4,170 at September 30, 2014 and December 31, 2013, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This statement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position and results of operations.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2014	2013	2014	2013
Restricted stock units	476,719	—	476,719	—
Stock options	2,428,341	3,117,177	2,428,341	3,117,177
Warrant to purchase common stock	—	500,000	—	500,000

Total anti-dilutive common share equivalents	2,905,060	3,617,177	2,905,060	3,617,177

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(18,888)	$(6,836)	$(49,490)	$(22,079)

Net loss attributable to common stockholders	$(18,888)	$(6,836)	$(49,490)	$(22,079)

Denominator:
Weighted-average common shares outstanding, basic and diluted	25,503,194	6,320,731	25,085,072	5,315,008

Net loss per common share, basic and diluted	$(0.74)	$(1.08)	$(1.97)	$(4.15)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of September 30, 2014 and December 31, 2013.

	September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$53,699	$—	$—	$53,699

Total assets	$53,699	$—	$—	$53,699

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market mutual funds (1)	$65,443	$—	$—	$65,443

Total assets	$65,443	$—	$—	$65,443

(1)	Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the three- and nine-month periods ended September 30, 2013 (no such assets in 2014):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Balance of contingent consideration at beginning of period	$304	$328
Change in fair value	—	(43)
Accretion of discount	6	25

Balance of contingent consideration at end of period	$310	$310

5. Marketable Securities

Marketable securities consist of corporate bonds and are classified as held-to-maturity. The amortized cost basis and net carrying amount of marketable securities was $7,131 and $13,168 and the aggregate fair value was $7,127 and $13,166, as of September 30, 2014 and December 31, 2013, respectively. The gross unrealized holding gains were $0 and $0 and the gross unrealized losses were $4 and $2, as of September 30, 2014 and December 31, 2013, respectively. Corporate bonds held in marketable securities had contractual maturities of between 1 and 6 months as of September 30, 2014.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	September 30, 2014	December 31, 2013
Aggregate fair value of investments with unrealized losses (1)	$5,131	$1,281
Aggregate amount of unrealized losses	(4)	(2)

(1)	Investments have been in a continuous loss position for less than 12 months

6. Revolving Line of Credit and Notes Payable

In August 2014, the borrowing limit under the Company’s line of credit increased from $15,000 to $35,000 in accordance with the terms of the agreement. Borrowing capacity under the line of credit is subject to a borrowing base limit that is a function of the Company’s monthly recurring revenue as adjusted to reflect lost customer revenue during the previous quarter.

In June 2014, the Company borrowed $7,000 under its line of credit, which was used to fund the general operations of the Company. As of September 30, 2014, the amount outstanding under this line of credit was $12,757 and the amount available to borrow, adjusted by the borrowing base limit, was $17,407.

7. Commitments and Contingencies

Operating Lease Commitments

In September 2014, the Company entered into an amendment to its operating lease for office space in Greenville, South Carolina. The amendment expands the space leased, extends the term of the lease for five years to February 2020, and grants the Company the right to extend the lease for five additional one-year periods. Monthly lease payments under the amended lease will begin February 2015. Expenses under this lease will total approximately $95 per quarter.

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

In December 2013, the Company entered into a 15 year build-to-suit lease for additional office space to expand its headquarters campus. The leased premises are being constructed and the Company is involved extensively in the construction of the premises. The Company is deemed the “owner” for accounting purposes during the construction period and is required to capitalize the project costs during the construction period on its Consolidated Balance Sheets. The Company has recorded construction in process of $11,352 and $167, and a financing obligation of $12,092 and $202, as of September 30, 2014 and December 31, 2013, respectively.

8. Stock-based Compensation

Restricted Stock Units

During July 2014, the Company granted 89,746 Restricted Stock Units (RSUs) to employees with an aggregate grant date fair value of $4,259. These RSUs vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the RSUs at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

In June 2014, the Board of Directors of the Company established a compensation program for the Company’s independent directors. Each independent director will receive an annual retainer of $150, payable at the director’s election either 50% in cash and 50% in RSUs, or 100% in RSUs. The RSUs vest on the first anniversary of the Company’s annual stockholders meeting held in the year of the grant, or, if earlier, immediately prior to the subsequent year’s annual stockholders meeting. Pursuant to this program, the Company granted four directors RSUs for an aggregate of 44,282 shares of common stock. Aggregate grant date fair value of these awards is $1,564. Estimated remaining expense in the amounts of $186, $587, $462, and $211 will be recognized in 2014, 2015, 2016, and 2017, respectively, as General and Administrative expense.

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

Warrants

During 2009, in connection with a new five-year contract executed with a major customer, the Company issued a warrant to the customer for the right to purchase 500,000 shares of common stock at $5.48 per share. The warrant was issued from the stock option pool of shares approved by the Board of Directors. The warrant had a term of 10 years. The customer was originally entitled to exercise the warrant in its entirety in 9.5 years, with earlier exercise rights under certain conditions. The original terms of the warrant also provided that, in the event the customer cancelled the contract prior to the end of its five-year term, one-half of the warrant would be forfeited. In March 2013, the Company accelerated the vesting of the warrant, making it fully exercisable. As a result of the modification, quarterly remeasurement of the warrant was no longer required. For the three and nine months ended September 30, 2014 and 2013, the reduction to revenue related to the warrant was $223 and $669, respectively, in each year.

On March 28, 2014, the customer exercised the warrant through a cashless exercise in accordance with the warrant’s terms. The Company issued 455,521 shares to satisfy its obligation under the warrant.

9. Income Taxes

The Company’s effective federal tax rate for the three and nine months ended September 30, 2014 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards. Current tax (benefit) expense relates to estimated state income taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Employer	$14,937	$9,823	$42,503	$27,417
Carrier	19,263	16,494	54,730	47,079

Total revenue	$34,200	$26,317	$97,233	$74,496

Depreciation and amortization by segment:
Employer	$1,307	$710	$3,453	$2,123
Carrier	1,293	1,331	4,147	3,803

Total depreciation and amortization	$2,600	$2,041	$7,600	$5,926

(Loss) Income from operations:
Employer	$(14,899)	$(6,879)	$(40,658)	$(18,923)
Carrier	(2,863)	521	(6,339)	(1,580)

Total operating loss	$(17,762)	$(6,358)	$(46,997)	$(20,503)

Substantially all assets were held and all revenue was generated in the United States during the three and nine months ended September 30, 2014 and 2013.

11. Related Parties

Related Party Leasing Arrangements

The Company leases its headquarters building under the terms of a non-cancelable financing obligation from a build-to-suit lease and its additional office space in Charleston, South Carolina under the terms of a non-cancelable operating lease from an entity with which two of the Company’s directors, significant stockholders, and executives are affiliated. Both the financing obligation and the lease have 15-year terms which started in 2006 and 2009, respectively. The Company has an option to renew the financing obligation and lease for five additional years. The arrangement provides for 3.0% fixed annual rent increases. Payments under these agreements were $1,109 and $876 for the three months ended September 30, 2014 and 2013, respectively and $3,560 and $2,839 for the nine months ended September 30, 2014 and 2013, respectively. Amounts due to the related parties were $295 and $268 as of September 30, 2014 and December 31, 2013, respectively. Amounts due to the related parties were recorded as “Accrued expenses” as of September 30, 2014 and “Accounts payable” as of December 31, 2013.

Payments for the amendment to the 2009 operating lease commenced on January 1, 2014, and expenses total $236 per quarter.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by one of the Company’s directors, significant stockholders, and executives. Expenses related to this company were $138 and $87 for the three months ended September 30, 2014 and 2013, respectively and $342 and $242 for the nine months ended September 30, 2014 and 2013, respectively. Amounts due to this related party were $59 and $25 as of September 30, 2014 and December 31, 2013, respectively and were recorded in “Accrued expenses” as of September 30, 2014 and December 31, 2013.

12. Subsequent Events

Restricted Stock Units

During October 2014, the Company granted 281,500 RSUs to employees with an aggregate grant date fair value of $7,335. These RSUs vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the RSUs at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

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

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 90% and 93% of our total revenue during the three months ended September 30, 2014 and 2013, respectively, and approximately 92% and 93% of our total revenue during the nine months ended September 30, 2014 and 2013, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 10% and 7% of our total revenue during the three months ended September 30, 2014 and 2013, respectively, and approximately 8% and 7% of our total revenue during the nine months ended September 30, 2014 and 2013, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 540 as of September 30, 2014. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

Our unaudited financial statements for the three and nine months ended September 30, 2013 reflect our restatement to correct an error in the accounting for its headquarters lease executed May 2005. The details of the restatement are fully described in the audited financial statements and related footnotes for the year ended December 31, 2013, included in our Annual Report on Form 10-K.

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

	As of September 30,
	2014	2013
Number of customers:
Large employer	540	379
Carrier	44	37

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

For the three- and nine-month periods ended September 30, 2014 and 2013 our software services revenue retention rate exceeded 95%.

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

Because of these and other limitations, you should consider adjusted gross profit and adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net income (loss) and our other GAAP financial results. The following table presents for each of the periods indicated a reconciliation of adjusted gross profit and adjusted EBITDA to the most directly comparable GAAP financial measures, which for adjusted gross profit is gross profit, and for adjusted EBITDA is net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Reconciliation from Gross Profit to Adjusted Gross Profit:
Gross profit	$10,845	$10,146	$33,615	$31,558
Depreciation	1,318	1,051	4,051	3,071
Amortization of software development costs	751	662	2,214	1,904
Amortization of acquired intangible assets	58	60	175	187
Stock-based compensation expense	327	57	619	188

Adjusted gross profit	$13,299	$11,976	$40,674	$36,908

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(18,888)	$(6,836)	$(49,490)	$(22,079)
Depreciation	1,773	1,300	5,157	3,775
Amortization of software development costs	751	662	2,214	1,904
Amortization of acquired intangible assets	76	80	229	247
Interest income	(14)	(8)	(64)	(31)
Interest expense on building lease financing obligations	943	440	2,050	1,325
Interest expense on other borrowings	198	114	476	272
Income tax expense	(9)	(59)	20	(19)
Stock-based compensation expense	1,653	284	3,544	821

Total net adjustments	5,371	2,813	$13,626	$8,294

Adjusted EBITDA	$(13,517)	$(4,023)	$(35,864)	$(13,785)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Software services	$30,688	$24,523	$89,019	$69,448
Professional services	3,512	1,794	8,214	5,048

Total revenue	$34,200	$26,317	$97,233	$74,496

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax (benefit) expense for the three- and nine-month periods ended September 30, 2014 and 2013.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$34,200	$26,317	$97,233	$74,496
Cost of revenue(1)	23,355	16,171	63,618	42,938

Gross profit	10,845	10,146	33,615	31,558
Operating expenses:
Sales and marketing(1)	12,105	7,354	37,159	27,096
Research and development(1)	11,469	6,527	30,619	16,824
General and administrative(1)	5,033	2,623	12,834	8,184
Change in fair value of contingent consideration	—	—	—	(43)

Total operating expenses	28,607	16,504	80,612	52,061

Loss from operations	(17,762)	(6,358)	(46,997)	(20,503)
Other income (expense):
Interest income	14	8	64	31
Interest expense	(1,141)	(554)	(2,526)	(1,597)
Other (expense) income	(8)	9	(11)	(29)

Total other expense, net	(1,135)	(537)	(2,473)	(1,595)

Loss before income taxes	(18,897)	(6,895)	(49,470)	(22,098)
Income tax (benefit) expense	(9)	(59)	20	(19)

Net loss	$(18,888)	$(6,836)	$(49,490)	$(22,079)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(1) Stock-based compensation included in above line items:
Cost of revenue	$327	$57	$619	$188
Sales and marketing	341	29	876	93
Research and development	436	56	951	189
General and administrative	549	142	1,098	351

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.3	61.4	65.4	57.6

Gross profit	31.7	38.6	34.6	42.4
Operating expenses:
Sales and marketing	35.4	27.9	38.2	36.4
Research and development	33.5	24.8	31.5	22.6
General and administrative	14.7	10.0	13.2	11.0
Change in fair value of contingent consideration	—	—	—	(0.1)

Total operating expenses	83.6	62.7	82.9	69.9

Loss from operations	(51.9)	(24.2)	(48.3)	(27.5)
Other income (expense):
Interest income	—	—	0.1	—
Interest expense	(3.3)	(2.1)	(2.6)	(2.1)
Other (expense) income	—	—	—	—

Total other expense, net	(3.3)	(2.0)	(2.5)	(2.1)

Loss before income taxes	(55.3)	(26.2)	(50.9)	(29.7)
Income tax (benefit) expense	—	(0.2)	—	—

Net loss	(55.2)%	(26.0)%	(50.9)%	(29.6)%

Our Segments

The following table sets forth segment results for revenue, gross profit, and loss from operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Employer	$14,937	$9,823	$42,503	$27,417
Carrier	19,263	16,494	54,730	47,079

Total revenue	$34,200	$26,317	$97,233	$74,496

Gross profit:
Employer	$1,968	$2,437	$10,161	$9,565
Carrier	8,877	7,709	23,454	21,993

Total Gross Profit	$10,845	$10,146	$33,615	$31,558

(Loss) Income from operations:
Employer	$(14,899)	$(6,879)	$(40,658)	$(18,923)
Carrier	(2,863)	521	(6,339)	(1,580)

Total operating loss	$(17,762)	$(6,358)	$(46,997)	$(20,503)

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$30,688	89.7%	$24,523	93.2%	$6,165	25.1%
Professional services	3,512	10.3	1,794	6.8	1,718	95.8

Total revenue	$34,200	100.0%	$26,317	100.0%	$7,883	30.0%

Growth in software services revenue was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 584 as of September 30, 2014 from 416 as of September 30, 2013. The increase in professional services revenue of $1.7 million between the three months ended September 30, 2013 and the three months ended September 30, 2014, is primarily due to the acceleration of the customer relationship period for certain customers of $1.2 million and revenue recognized from newly completed implementations of $0.7 million, offset by extensions and adjustments of customer relationship periods of $0.3 million.

Segment Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$14,937	43.7%	$9,823	37.3%	$5,114	52.1%
Carrier	19,263	56.3	16,494	62.7	2,769	16.8

Total revenue	$34,200	100.0%	$26,317	100.0%	$7,883	30.0%

Growth in employer revenue was primarily attributable to a $4.8 million increase in our employer software services revenue and a $0.3 million increase in professional services revenue, driven primarily by an increase in the number of large employer customers using our platform as of September 30, 2014 as compared to September 30, 2013.

Growth in carrier revenue was primarily attributable to an increase of $1.2 million in our carrier software services revenue and an increase of $0.7 million in our carrier professional services revenues driven primarily by an increase in the number of carrier customers using our platform during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The remaining increase of $0.9 million is related to carrier professional services and is comprised of an increase of $1.2 million from the acceleration of the customer relationship period for certain customers, offset by $0.3 million from the extension and adjustment of the customer relationship period for certain customers.

Cost of Revenue

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Cost of revenue	$23,355	68.3%	$16,171	61.4%	$7,184	44.4%

The increase in cost of revenue was in part attributable to a $6.0 million increase in salaries and personnel-related costs and professional fees, including an increase in stock-based compensation of $0.3 million, of which $4.9 million was associated with increased client service capacity to support our growing number of customers and an increase in engineering costs of $0.5 million. Also, we experienced a $1.2 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the increase in the number of employees.

Gross Profit

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$17,925	58.4%	$15,534	63.3%	$2,391	15.4%
Professional services	(7,080)	(201.6)	(5,388)	(300.3)	(1,692)	31.4

Gross profit	$10,845	31.7%	$10,146	38.6%	$699	6.9%

The increase in software services gross profit in absolute terms was driven by a $6.2 million, or 25.1%, increase in software services revenue. This increase was partially offset by a $3.8 million, or 42.0%, increase in software services cost of revenue. Software services cost of revenue included $0.2 million and $19,000 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $1.9 million and $1.6 million of depreciation and amortization for the three months ended September 30, 2014 and 2013, respectively.

The increase in professional services gross loss was driven by a $3.4 million, or 47.5%, increase in professional services cost of revenue. This increase was partially offset by a $1.7 million, or 95.8%, increase in professional services revenue. Professional services cost of revenue included $0.2 million and $38,000 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively. In addition, professional services cost of revenue included $0.3 million and $0.1 million in depreciation and amortization for the three months ended September 30, 2014 and 2013, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$1,968	13.2%	$2,437	24.8%	$(469)	(19.2)%
Carrier	8,877	46.1	7,709	46.7	1,168	15.2

Gross profit	$10,845	31.7%	$10,146	38.6%	$699	6.9%

Employer gross profit decreased by $0.5 million, or 19.2%, between the three months ended September 30, 2013 and the three months ended September 30, 2014. The $5.1 million, or 52.1%, increase in employer revenue was offset by a $5.6 million, or 75.6%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to costs associated with providing implementation services, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $1.0 million and $0.5 million of depreciation and amortization for the three months ended September 30, 2014 and September 30, 2013, respectively. In addition, our employer gross profit included $0.2 million and $27,000 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively.

Carrier gross profit increased by $1.2 million, or 15.2%, between the three months ended September 30, 2013 and the three months ended September 30, 2014. The $2.8 million, or 16.8%, increase in carrier revenue was offset by a $1.6 million, or 18.2%, increase in carrier cost of revenue. The increase in cost of revenue is primarily attributable to new carrier customers and product implementations. Our carrier gross profit included $1.1 million and $1.2 million in depreciation and amortization for the three months ended September 30, 2014 and September 30, 2013, respectively. In addition, our carrier gross profit included $0.2 million and $30,000 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively.

Sales and Marketing

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Sales and marketing	$12,105	35.4%	$7,354	27.9%	$4,751	64.6%

The increase in sales and marketing expense in absolute terms was primarily attributable to a $3.5 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.3 million, due to sales and marketing associates hired to continue driving revenue growth and $0.3 million related to sales and marketing events, and $0.9 million related to increases in travel-related costs, recruiting, other operating costs, and allocation of overhead driven by an increase in the number of employees.

Research and Development

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Research and development	$11,469	33.5%	$6,527	24.8%	$4,942	75.7%

The increase in research and development expense was primarily attributable to a $2.8 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.4 million, due to additional research and development headcount. Additionally, we experienced a $1.5 million increase in engineering consulting fees for assistance in product development. Also, we experienced a $0.5 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the growth in headcount.

General and Administrative

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
General and administrative	$5,033	14.7%	$2,623	10.0%	$2,410	91.9%

The increase in general and administrative expense was primarily attributable to a $0.9 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.4 million, due to additional general and administrative headcount. Additionally, we experienced a $0.3 million increase in consulting and professional fees related to being a publicly traded company, a $0.6 million increase in other operating expenses and $0.3 million in costs associated with our follow-on offering on July 17, 2014.

Segment (Loss) Income From Operations

	Three Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$(14,899)	(99.7)%	$(6,879)	(70.0)%	$(8,020)	116.6%
Carrier	(2,863)	(14.9)	521	3.2	(3,384)	(649.5)

Loss from operations	$(17,762)	(51.9)%	$(6,358)	(24.2)%	$(11,404)	179.4%

The increase in employer loss from operations was attributable to an increase in employer operating expenses of $7.6 million. The increase in operating expenses was primarily attributable to a $3.0 million increase in research and development expense and a $3.4 million increase in sales and marketing expense. The increase in sales and marketing expense was attributable to hiring of employer sales associates to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving and expanding our existing products and technology infrastructure to allow further growth in employer customer base.

The increase in carrier loss from operations was attributable to an increase in gross margin of $1.2 million, offset by an increase in operating expenses of $4.6 million. The increase in operating expenses was primarily attributable to an increase of $2.0 million and $1.4 million in research and development and sales and marketing expenses, respectively. The increases in research and development expense and sales and marketing expense were primarily driven by increases in headcount to support our growing business.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenue

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$89,019	91.6%	$69,448	93.2%	$19,571	28.2%
Professional services	8,214	8.4	5,048	6.8	3,166	62.7

Total revenue	$97,233	100.0%	$74,496	100.0%	$22,737	30.5%

Growth in software services revenue was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 584 as of September 30, 2014 from 416 as of September 30, 2013. Our professional services revenue increased between the nine months ended September 30, 2013 and the nine months ended September 30, 2014, was primarily due to revenue recognized from newly completed implementations of $2.2 million, in addition to the acceleration of the customer relationship period for certain customers of $1.0 million.

Segment Revenue

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$42,503	43.7%	$27,417	36.8%	$15,086	55.0%
Carrier	54,730	56.3	47,079	63.2	7,651	16.3

Total revenue	$97,233	100.0%	$74,496	100.0%	$22,737	30.5%

The growth in our employer revenue was primarily attributable to a $14.5 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of September 30, 2014 as compared to September 30, 2013. In addition, the increase in employer professional services of $0.6 million is primarily related to newly completed implementations.

The growth in our carrier revenue was primarily attributable to an increase of $5.0 million in our carrier software services revenue driven primarily by a increase in the number of carrier customers using our platform, as well as an increase in the number of products being utilized by our carrier customers during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The remaining increase of $2.5 million is related to carrier professional services and is comprised of an increase of $1.7 million in new customers who went live on the platform, $1.1 million related to the acceleration of the customer relationship period for certain customers, offset by $0.3 million from the extension and adjustment of the customer relationship period for certain customers.

Cost of Revenue

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Cost of revenue	$63,618	65.4%	$42,938	57.6%	$20,680	48.2%

The increase in cost of revenue was in part attributable to a $14.5 million increase in salaries and personnel-related costs and professional fees, including an increase of $0.4 million related to stock-based compensation, of which $12.9 million was associated with increased client service capacity to support our growing number of customers and an increase in engineering costs of $0.9 million. Also, we experienced a $6.2 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the increase in the number of employees.

Gross Profit

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$52,149	58.6%	$44,445	64.0%	$7,704	17.3%
Professional services	(18,534)	(225.6)	(12,887)	(255.3)	(5,647)	43.8

Gross profit	$33,615	34.6%	$31,558	42.4%	$2,057	6.5%

The increase in software services gross profit in absolute terms was driven by a $19.6 million, or 28.2%, increase in software services revenue. This increase was partially offset by a $11.9 million, or 47.5%, increase in software services cost of revenue. Software services cost of revenue included $0.3 million and $65,000 of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively, and $5.9 million and $4.9 million of depreciation and amortization for the nine months ended September 30, 2014 and 2013, respectively.

The increase in professional services gross loss was driven by an $8.8 million, or 49.1%, increase in professional services cost of revenue, partially offset by an increase in professional services revenue of $3.2 million. Professional services cost of revenue included $0.3 million and $0.1 million of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively. In addition, professional services cost of revenue included $0.5 million and $0.3 million in depreciation and amortization for the nine months ended September 30, 2014 and 2013, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 10 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$10,161	23.9%	$9,565	34.9%	$596	6.2%
Carrier	23,454	42.9	21,993	46.7	1,461	6.6

Gross profit	$33,615	34.6%	$31,558	42.4%	$2,057	6.5%

Employer gross profit increased in absolute terms by $0.6 million, or 6.2%, between the nine months ended September 30, 2013 and the nine months ended September 30, 2014. The $15.1 million, or 55.0%, increase in employer revenue was offset by a $14.5 million, or 81.2%, increase in employer cost of revenue. The increase in cost of revenue is attributable to costs associated with supporting the increased number of employer customers live on the platform and the increased cost of providing services, including customer implementations. Our employer gross profit included $2.8 million and $1.8 million of depreciation and amortization for the nine months ended September 30, 2014 and September 30, 2013, respectively. In addition, our employer gross profit included $0.3 million and $76,000 of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively.

Carrier gross profit increased by $1.5 million, or 6.6%, between the nine months ended September 30, 2013 and the nine months ended September 30, 2014. The $7.7 million, or 16.3%, increase in carrier revenue was offset by a $6.2 million, or 24.7%, increase in carrier cost of revenue. The increase in cost of revenue is attributable to costs associated with supporting the increased number of carrier customers live on the platform and the increased cost of providing services, including customer implementations. Our carrier gross profit included $3.7 million and $3.4 million in depreciation and amortization for the nine months ended September 30, 2014 and September 30, 2013, respectively. In addition, our carrier gross profit included $0.3 million and $0.1 million of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively.

Sales and Marketing

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Sales and marketing	$37,159	38.2%	$27,096	36.4%	$10,063	37.1%

The increase in sales and marketing expense was primarily attributable to a $6.2 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.8 million, due to sales and marketing associates hired to continue driving revenue growth and $1.7 million related to sales and marketing events, $1.4 million related to increases in facilities and overhead allocation, recruiting and other operating costs driven by an increase in the number of employees, and $0.6 million in travel-related costs.

Research and Development

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Research and development	$30,619	31.5%	$16,824	22.6%	$13,795	82.0%

The increase in research and development expense was primarily attributable to a $8.1 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.8 million, due to additional research and development headcount. Additionally, we experienced a $4.3 million increase in engineering consulting fees for assistance in product development and $1.4 million related to increases in facilities and overhead allocation, other operating costs, and travel-related costs driven by an increase in the number of employees.

General and Administrative

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
General and administrative	$12,834	13.2%	$8,184	11.0%	$4,650	56.8%

The increase in general and administrative expense was primarily attributable to a $2.4 million increase in consulting and professional fees, and insurance related to being a publicly traded company, including $0.7 million in costs related to our follow-on offering on July 17, 2014. Additionally, we experienced a $1.4 million increase in salaries and personnel-related costs, including a $0.7 million increase in stock-based compensation expense due to increased headcount. In addition, we experienced a $0.6 million increase related to increases in facilities and overhead allocation, and other costs.

Segment Loss From Operations

	Nine Months Ended September 30,				Period-to-Period Change
	2014		2013
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$(40,658)	(95.7)%	$(18,923)	(69.0)%	$(21,735)	114.9%
Carrier	(6,339)	(11.6)	(1,580)	(3.4)	(4,759)	301.2

Loss from operations	$(46,997)	(48.3)%	$(20,503)	(27.5)%	$(26,494)	129.2%

        The increase in employer loss from operations was attributable to an increase in employer operating expenses of $22.3 million. The increase in operating expenses was primarily attributable to a $9.8 million increase in research and development expense and a $9.8 million increase in sales and marketing expense. The increase in sales and marketing expense was attributable to hiring of employer sales associates to continue driving revenue growth. The increase in research and development expense was primarily driven by a headcount increase to work on improving and expanding our existing products and technology infrastructure to allow further growth in employer customer base.

The increase in carrier loss from operations was attributable to an increase in gross profit of $1.5 million, offset by a $6.2 million increase in operating expenses. The increase in operating expenses was primarily attributable an increase of $4.0 million and $2.0 million in research and development and general and administrative expenses, respectively. The increases in research and development expense and general and administrative expense were primarily driven by increases in headcount to support our growing business.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

On August 27, 2013, we entered into a loan and security agreement with Silicon Valley Bank to provide us a revolving line of credit of up to $35.0 million to be used for working capital, to refinance our indebtedness to NBSC, and to fund our general business requirements. Amounts borrowed under the line of credit are payable on the maturity date, which is August 27, 2016. Amounts borrowed may be repaid and re-borrowed prior to the maturity date. Borrowing capacity under the line of credit is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous quarter. In August 2014, the borrowing limit under the line of credit was increased from $15.0 million to $35.0 million in accordance with the terms of the agreement.

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

On August 30, 2013, we borrowed $5.8 million under this line of credit, which we used to repay all of the amounts outstanding under two promissory notes and our prior master credit facility. In June 2014, we borrowed an additional $7.0 million under its line of credit, which was used to fund our general operations. As of September 30, 2014, the amount outstanding under this line of credit was $12.8 million and the amount available to borrow, adjusted by the borrowing base limit, was $17.4 million. However, as recurring revenue grows, remaining borrowing capacity could expand to $22.2 million.

On September 23, 2013, we closed our IPO in which we sold 3,000,000 shares of common stock at a public offering price of $26.50 per share, resulting in net proceeds of $70.1 million.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, existing cash balances, which include the net proceeds from our IPO, and amounts available under our line of credit will be sufficient to meet our cash requirements for at least the next 12 months.

Going forward, we may access capital markets to raise additional equity or debt financing for various business reasons, including additional working capital to fund operations and anticipated growth, required debt payments and acquisitions. The timing, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Financing and Capital Lease Obligations

In March 2014, we entered into a capital lease and financing obligation to finance data processing equipment and software and support. Payments total $4.4 million, including a down payment of $1.6 million and aggregate monthly payments, which commenced in April 2014, of $2.8 million for a term of 36 months.

In connection with our December 2013 build-to-suit lease for additional office space for which we are deemed the “owner” for accounting purposes, we have recorded construction in process of $11.4 million and a financing obligation of $12.1 million as of September 30, 2014. Increases in the construction in process asset and financing obligation liability do not represent payments made during the period by us but rather represent cost incurred by the entity constructing the building. We will begin making payments related to this lease in 2015.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(12,680)	$3,632
Investing activities	(2,114)	(6,686)
Financing activities	2,925	68,023

Operating Activities

        For the nine months ended September 30, 2014, our operating activities used $12.7 million of cash, as $22.9 million of cash provided by changes in working capital and $13.9 million in adjustments for non-cash items, were more than offset by a net loss of $49.5 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $7.6 million, accrual of interest on financing obligations of $2.1 million, non-cash stock compensation expense of $3.5 million, and change in fair value and accretion of warrant of $0.7 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $11.2 million, an increase in accrued compensation and benefits of $4.1 million, an increase in accrued expenses of $1.4 million, and a decrease in accounts receivable of $5.7 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from an increase in the number of associates. The decrease in accounts receivable resulted from normal timing of customer payments. The increase in accrued expenses resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $1.3 million decrease in accounts payable that was primarily attributable to normal fluctuations and timing of expense payments.

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

Investing Activities

For the nine months ended September 30, 2014 and 2013, net cash used for the purchase of property and equipment was $8.0 million and $6.7 million, respectively. During the nine months ended September 30, 2014, the net maturity of short-term investments held to maturity provided $5.9 million.

Financing Activities

For the nine months ended September 30, 2014, net cash provided by financing activities was $2.9 million, consisting of a $7.0 million draw on revolving line of credit and $2.7 million in proceeds from exercises of stock options, offset by $6.8 million in payments on financing and capital lease obligations.

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

In September 2014, we amended our office lease for additional space in Greenville, South Carolina. The amended lease will commence January 1, 2015 and continue until February 28, 2020. The terms of lease contain a rent concession of two months. Expenses related to this lease total approximately $95,000 per quarter.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. We have not yet determined which method it will apply. This statement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of this statement on our consolidated financial position or results of operations.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At September 30, 2014, we had borrowings under our revolving line of credit of $12.8 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.1 million change in our annual interest expense on our outstanding borrowings at September 30, 2014. Any debt we incur in the future may also bear interest at variable rates.

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

As previously reported, in the first quarter of 2014, we identified a material weakness in internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. This material error resulted from our incorrect interpretation of standards under ASC 840, Leases, related to this build-to-suit lease where we, as the lessee, were involved in asset construction. To correct the error, we restated our financial statements related to the period ended September 30, 2013 in Amendment No. 1 to Quarterly Report on Form 10-Q/A, filed with the SEC on March 21, 2014, and our consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 in our Annual Report on Form 10-K, filed with the SEC on March 21, 2014. Management also reviewed all of our leases to identify and correct instances where we were not complying with generally accepted accounting principles with regard to lease accounting. Management developed updated procedures to reflect the technical guidance for lease accounting and has engaged external technical resources to assist with the proper implementation of accounting standards for leases. The implementation and continued operation of these remedial controls lead management to conclude that the material weakness in internal controls over the accounting for leasing transactions has been remediated as of September 30, 2014.

Based on their evaluation, our President and Chief Executive Officer, and our Chief Financial Officer also concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014. Based on that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that, other than the implementation and continued operation of the remedial actions discussed above, there has not been any material change in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $30.4 million, $14.9 million, and $15.1 million for the years ended December 31, 2013, 2012, and 2011, respectively and net losses of $49.5 million and $22.1 million for the nine months ended September 30, 2014 and 2013, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

We might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. For example, in the quarter ended September 30, 2014, New York gave us notice it is auditing us, and as a result we increased our sales tax reserve by $0.3 million. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have two U.S. and one Chinese patent granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•	PPACA. Governmental oversight punctuated with the passage of the Patient Protection and Affordable Care Act, or PPACA, has led to an increasingly intricate regulatory framework under which health benefits are delivered, accessed, and maintained. Although many of the provisions of PPACA do not directly apply to us, PPACA might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges, though it is unclear how many states will decline to implement the Medicaid expansion or adopt state-specific exchanges. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. Moreover, Congress has repeatedly but unsuccessfully attempted to repeal PPACA and we are unable to predict the impact.

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

•	HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, established privacy and security standards that limit the use and disclosure of individually identifiable health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses, and most providers are considered by the HIPAA regulations to be “Covered Entities”. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or Privacy Standards, and the security regulations established under HIPAA, or Security Standards. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. The American Recovery and Reinvestment Act of 2009, or ARRA, and the HIPAA Omnibus Final Rules extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our carrier customers. ARRA and the HIPAA Omnibus Final Rule also subject Business Associates to direct oversight and audit by the U.S. Department of Health and Human Services.

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

The Goldman Sachs Group, affiliates of which owned approximately 33.4% of the voting and economic interest in our business at September 30, 2014, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through October 31, 2014, the per share trading price of our common stock has been as high as $77.00 and as low as $20.82. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2014, we had an aggregate of 25,552,595 shares of common stock outstanding. Of these shares, approximately 15,649,749 shares became eligible for sale on October 14, 2014, upon the expiration of lock-up agreements with the underwriters for our secondary offering, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act. As of September 30, 2014, there were outstanding options and restricted stock units to purchase 2,905,060 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

As of September 30, 2014, our directors, executive officers, and their affiliated entities beneficially owned more than 60% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 33.4%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our President and Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of September 30, 2014, these stockholders will collectively beneficially own more than 60% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and take advantage of exemptions from certain corporate governance requirements.

As of September 30, 2014, more than 60% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from the corporate governance requirements that a majority of our directors be independent, as defined in the NASDAQ Stock Market listing rules, and that our compensation and nominating and corporate governance committees consist entirely of independent directors. We currently rely on the “controlled company” exemption under the NASDAQ Stock Market listing rules. While a majority of the members of our board of directors and all of the members of our compensation committee are independent directors, our nominating and corporate governance committee does not consist entirely of independent directors. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

We are required to disclose changes made to our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemption available under the JOBS Act to the auditor attestation requirement in Section 404(b) of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Failure to develop and maintain adequate financial controls could cause us to have material weaknesses, which could adversely affect our operations and financial position.

As previously reported, in the first quarter of 2014, we identified a material weakness in internal controls over the accounting for leasing transactions which resulted in the identification of a material error in the accounting for our headquarters lease executed in May 2005. We might in the future discover other material weaknesses that require remediation. In addition, an internal control system, no matter how well-designed, cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we might not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

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

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through September 30, 2014, we have used the net proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 6. EXHIBITS

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	S-1/A	333-190610	10.4	September 5, 2013

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014

Benefitfocus, Inc.

By:	/s/ Milton A. Alpern
Milton A. Alpern,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	S-1/A	333-190610	10.4	September 5, 2013

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

#	Management contract or compensatory plan.