Form 10-K
period 2014-12-31
Benefitfocus,Inc.
filed 2015-02-27
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014 (based on the closing sale price of $46.22 on that date), was approximately $318,751,978. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 24, 2015 was 28,459,860.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders currently scheduled to be held on June 12, 2015 are incorporated by reference into Part III hereof.

Benefitfocus, Inc.

Form 10-K

For Year Ended December 31, 2014

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

We serve two separate but related market segments. Our fastest growing market segment, the employer market, consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are approximately 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem. As of December 31, 2014, we served over 23 million consumers on the Benefitfocus platform. As of December 31, 2014, we served 553 large employer customers, an increase from 121 in 2009, and 43 carrier customers, an increase from 28 in 2009.

We sell the Benefitfocus platform on a subscription basis, typically through annual contracts with our employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Our software-as-a-service, or SaaS, model provides us visibility into our future operating results through increased revenue predictability, which enhances our ability to manage our business. Our company was founded in 2000, and we currently employ approximately 1,312 associates.

Industry Background

The administration and distribution of benefits to employees is a mainstay of the U.S. economy. Providing these benefits is costly and complex and requires the exchange of information, application of rules, and transfer of funds among a wide variety of constituents, including consumers, employers, insurance carriers, brokers, benefits outsourcers, payroll processors, and financial institutions. According to IBISWorld calculations, in 2014, the market for HR benefits administration in the United States is expected to grow to over $61 billion. In addition, Gartner estimates that in 2013, the U.S. insurance industry spent over $58 billion on software and related services1.

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

[1]	Gartner, Forecast: Enterprise IT Spending by Vertical Industry Market, Worldwide, 2012-2018 1Q14 Update, United States Insurance Market Spending on Software, IT Services, and Internal Services.

ways to contain costs without sacrificing benefits. In addition, the expense burden continues to shift to employees. Employees’ contributions to premiums for health insurance have grown from approximately $318 in 1999 to approximately $999 per employee in 2013. Employers recognize the importance of offering a greater variety of core and voluntary benefits as a means to attract, motivate, and retain employees. They must maintain relationships with multiple insurance carriers and many other benefits providers, placing a substantial administrative burden on their organizations.

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

Insurance Carrier Market

The employee benefits market consists of a myriad of insurance carriers and products. According to the U.S. Bureau of Labor Statistics, the single largest benefit provided to employees in the United States is healthcare insurance, often encompassing more than 90% of all insurance benefits spending by employers. According to SNL Financial data, the U.S. private healthcare insurance market consists of approximately 357 carriers covering approximately 246 million individual consumers. Carriers provide benefits primarily through over 5.7 million U.S. employers.

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

We believe our solutions help employers in the following important ways:

Simplify Benefits Enrollment.    Our solutions reduce the complexity of benefits enrollment by integrating all plan information in one place and presenting it to employees in an organized and easy-to-understand manner. Employees shop and enroll using a highly intuitive and engaging consumer-oriented interface. Side-by-side comparison tools and real-time quotes enable employees to understand and compare plans and determine how much each option will cost them every month. Notifications are sent in real-time when revised plan designs or new legislation affect coverage. We create videos and use avatars to give employees straightforward explanations of plan details, limitations, changes, and cost-sharing levels.

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

Our Growth Strategy

We intend to strengthen our position as a leading provider of cloud-based benefits software solutions. Key elements of our growth strategy include the following:

Expand our Customer Base.    We believe that our current customer base represents a small fraction of our targeted employers and carriers that could benefit from our solutions. While we served approximately 553 large employer customers as of December 31, 2014, we believe that there are over 18,000 large employers in the United States. We also served approximately 43 carrier customers as of December 31, 2014, but, according to SNL Financial data, the U.S. private healthcare insurance market alone consists of approximately 357 carriers. In order to reach new customers in our existing employer and carrier markets, we are aggressively investing in our sales and marketing resources and our channel marketing strategy.

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

Further Develop our Partner Ecosystem.    We have established strong relationships with organizations such as SuccessFactors, Allstate Insurance Company, Equifax, WageWorks, and others in a variety of industries to deliver best-in-class applications to our customers. Each of these partners brings additional functionality to the Benefitfocus platform, making it more attractive to customers. This in turn creates a broader audience and makes the Benefitfocus platform more attractive to potential partners. We believe that providing third-party applications to our network of employers, carriers, and consumers will help accelerate our growth, create revenue opportunities and deepen our relationships with existing customers. In support of these and other collaborations, we plan to continue to invest in our integration infrastructure to allow third parties and customers to build custom applications on the Benefitfocus platform and create deep integrations between their systems and ours.

We recently founded the Benefitfocus Implementation Program to train third-party system integrators such as Deloitte Consulting, LLP, ROC Americas, HRchitect, Providence Technology Solutions (affiliate of The HCiGroup) and Motion HR. This program should expand our ability to rapidly scale our service offerings while maintaining a high-quality customer experience. At the same time, it applies the system integrators’ broad experience across industries to support customers as they implement the Benefitfocus Platform.

Leverage our Corporate Culture.    We believe our culture benefits our associates and customers and supports our growth. In 2014, we published “Benefitfocus—Winning With Culture 2”, which includes associates’ descriptions about our culture of collaboration, commitment, opportunity, and service, and describes the environment we created to encourage technology innovation. We plan to continue to invest in our culture to help attract and retain top design and engineering professionals that are passionate about Benefitfocus and motivated to create superior software technology. With loyal and engaged associates, we believe we can provide high levels of customer satisfaction, leading to greater sales of our benefits software solutions.

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

Products and Services for Insurance Carriers	Products and Services for Employers
eEnrollment	HR InTouch Marketplace (now known as Benefitfocus Marketplace)
eBilling	Benefit Informatics (now known as the Data Cloud and Benefit Analytics)
eExchange	Implementation Services
eSales	HR Support Center (now known as Benefits Service Center)
Marketplaces	Media and Animation Services
Benefit Informatics (now known as Data Cloud and Benefit Analytics)	App Development Platform
Implementation Services	Software-Enabled Services
Media and Animation Services	Benefitstore
App Development Platform
Software-Enabled Services
BenefitStore

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

•

Marketplaces are online shopping environments, sometimes referred to as exchanges, that allow customers to select from a variety of benefits plan choices to suit their individual needs. Marketplaces support the shift toward defined contribution benefits plans, which are increasing in popularity. Marketplaces provide consumer-centric experiences focused on personalization, and integrate social tools to help drive informed choices while selecting benefits. They also include features to track plans and compare pricing and features across multiple benefit plans.

•

Benefit Informatics (now known as Data Cloud and Benefits Analytics) is our data analytics solution for use by carriers and their self-insured employer customers. Benefit Informatics is a privately-labeled analytics solution that helps carriers and their self-insured employers identify cost drivers, recognize trends, and predict future risks and costs. Additional analytical capabilities help create “what-if” scenarios to model different variables, such as co-pay, deductibles, benefits, inflation, and member populations.

Products for Employers

•

HR InTouch Marketplace (now known as Benefitfocus Marketplace) is a cloud-based HR management portal that streamlines online enrollment, employee communication, and benefits administration, and creates a private exchange environment for large employers who offer defined contribution plans. In one cohesive, engaging workflow, HR InTouch Marketplace presents employees with all of the plans their employers offer. Employees who need extra assistance can access avatars, animated videos, and live chat sessions as they explore their benefit options. As employees shop for the plans that best fit their individual needs, a virtual shopping cart keeps a running tally of the employers’ defined contribution in addition to the employees’ out-of-pocket costs. If employees choose to purchase more coverage on their own, they can easily view and pay their bills in the HR InTouch Marketplace.

•

Benefit Informatics (now known as Data Cloud and Benefits Analytics) is our data analytics solution that helps employers make more informed, data-driven decisions about their benefits offerings. This product aggregates benefit cost and claims data from relevant sources and allows customers to analyze, forecast, and monitor costs. Benefit Informatics enables employers and their advisors to identify cost drivers, recognize trends, and predict future risks and costs. Additional analytical capabilities create “what-if” scenarios to model different variables, such as co-pays, deductibles, benefits, inflation, and member populations.

Professional Services and Customer Support

•

Implementation Services.    We provide implementation services to our customers in order to help ensure seamless deployment and effective utilization of our solutions. Our carrier and employer implementation teams and third-party system integrators in our Benefitfocus Implementation Program follow a five-step approach for each implementation:

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

•

HR Support Center (now known as Benefitfocus Service Center).    We provide employers with expanded support services where our benefits specialists help customers’ employees understand benefit offerings, navigate the enrollment process, and find answers to frequently asked HR questions. Our HR Support Center provides employees with personalized, guided support. Additional services, such as fulfillment, dependent verification, and HR administration, are available to meet unique organizational needs.

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

Partner Offerings

•

App Development Platform.    We allow our partners and customers to develop custom apps that integrate directly with HR InTouch. HR professionals can easily work with external data and services through the same platform they are using to manage their benefits. Apps are organized into the following categories: voluntary benefits, health and wellness, benefits administration, finance, and communication. Representative apps include the RedBrick Health App, which provides access to customizable health assessments, digital coaching, tracking and challenges and the LifeLock App, which allows employees to purchase identity theft protection when they are enrolling in other benefit programs.

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

•

BenefitStore is a turn-key solution that makes available directly to employees a broad array of ancillary benefits like transit, supplemental life and disability, among others, to provide a more comprehensive and customizable benefits package.

Customers

Our customers include employers of all sizes across a variety of industries and some of the nation’s largest insurance carriers and aggregators. Following is a list of some of our significant employer and carrier customers.

Employer Customers	Carrier Customers
Amerigas Propane, Inc.	Aetna Life Insurance Company
Brooks Brothers Group, Inc.	Allstate Insurance Company
Cancer Treatment Centers of America	Anthem, Inc. (formerly Wellpoint, Inc.)
Columbia Sportswear Company	Blue Cross and Blue Shield of Florida
Fender Musical Instruments Corporation	BlueCross and BlueShield of South Carolina
Rush University Medical Center	Tufts Associated Health Plans, Inc.
Under Armour, Inc.

During the year ended December 31, 2014, no customer accounted for more than 10% of our total revenue.

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

Compliance and Certifications

We obtain third-party examinations of our controls relating to security and data privacy. Certain examinations are conducted under Statement on Standards for Attestation Engagements, or SSAE, No. 16 (Reporting on Controls at a Service Organization). In particular, we obtain Service Organization

Controls, or SOC, reports known as SOC 1 Type II and SOC 2 Type II audits that test the design and operating effectiveness of controls over a period of time. An independent auditor conducts these examinations annually and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and procedures covering integrity, change management, and logical security.

On an annual basis, we complete an internal audit of compliance against the Payment Card Industry Data Security Standards, or PCI-DSS, applicable to Level 1 service providers. These standards focus on application and network security controls for companies that transmit and store credit card data on behalf of clients. Benefitfocus meets PCI compliance requirements as a Level 1 service provider and submits its Report on Compliance and Attestation of Compliance documenting this assessment to the four major credit card brands annually.

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

Competition

While we do not believe any single competitor offers similarly expansive software solutions, we face competition from various sources, many of which have greater resources than us. Competition in our employer segment includes:

•	ERP software companies, including Oracle (PeopleSoft), Infor (Lawson) and Workday each offering a cloud-based benefits administration software solution;

•	HR outsourcing companies, including Aon/Hewitt and Towers Watson, both of which have recently launched benefits exchange solutions;

•	payroll service providers, including ADP and Paychex, both of which have expanded their core payroll services to include some form of cloud-based benefits administration services; and

•	various niche software vendors.

Competitors in our carrier segment include:

•	insurance carriers that have invested in internally developed benefit management solutions;

•	member services companies, including those providing web-based subscriber enrollment and claims adjudication services, such as Trizetto (acquired by Cognizant) and DST Health Solutions; and

•	various niche software vendors.

We believe that competition for benefits software and services is based primarily on the following factors:

•	capability for customization through configuration, integration, security, scalability, and reliability of applications;

•	competitive and understandable pricing;

•	breadth and depth of application functionality;

•	size of customer base and level of user adoption;

•	extensive data exchange network;

•	cloud-based delivery model;

•	dynamic communication capabilities with contextual media, animation, and acknowledgement tools;

•	ability to integrate with legacy enterprise infrastructures and third-party applications;

•	domain expertise in benefits and healthcare consumerism;

•	extensive base of rules and event-driven benefit eligibility and enrollment;

•	accessible on any browser or mobile device;

•	modern and adaptive technology platform;

•	access to third-party apps;

•	clearly defined implementation timeline;

•	customer-branding and styling; and

•	ability to innovate and respond to customer and legislative needs rapidly.

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

Our research and development expenses were $41.7 million, $23.5 million and $14.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We have been granted three U.S. patents (utility patents) and have eight U.S. patent applications (all for utility patents) pending. Our first patent, which protects specified systems and methods for the automatic creation of agent-based systems, was issued in April 2013 and will not expire until May 2030. Our second patent, which protects specified systems and methods for secure agent information, was issued in October 2013 and will not expire until November 19, 2030. Our third patent, which protects registration and execution of highly concurrent processing tasks, was issued in January 2015 and will not expire until February 2032. We also have one Chinese patent and 42 pending patent applications under foreign jurisdictions and treaties, such as Australia, Canada, China, Hong Kong, India, Japan, Taiwan, the European Patent Convention, and the Patent Cooperation Treaty.

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

Government Regulation

Introduction

The employee benefits industry is required to comply with extensive and complex U.S. laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our business, our customers are required to comply with a variety of U.S. laws, and we may be impacted by these laws as a result of our contractual obligations. For many of these laws, there is little history of regulatory or judicial interpretation upon which to rely.

Requirements of PPACA

Our business could be affected by changes in healthcare spending. In March 2010, the President signed into law PPACA. As enacted, PPACA will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. By January 2014, PPACA required states to expand Medicaid coverage significantly and establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and provided subsidies to states to create non-Medicaid plans for certain low-income residents.

Although numerous lawsuits challenged the constitutionality of PPACA, the U.S. Supreme Court on June 28, 2012, upheld the constitutionality of PPACA except for provisions that would have allowed the U.S. Department of Health and Human Services, or HHS, to penalize states that did not implement the Medicaid expansion with the loss of existing federal Medicaid funding. Consequently, a number of states opted out of the Medicaid expansion. Since that time, several states that initially opted out of the Medicaid expansion changed their minds and expanded Medicaid after all. While many of the provisions of PPACA will not be directly applicable to us, PPACA, as enacted, might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges, though it is unclear how many states will decline to implement the Medicaid expansion or adopt state-specific exchanges.

The long-term viability of PPACA is also currently in doubt. The House of Representatives has voted to repeal PPACA numerous times. Moreover, a lawsuit challenging the legality of the health insurance exchanges will likely be decided by the U.S. Supreme Court this summer. Should Congress repeal PPACA or the Supreme Court determine that government exchanges are unlawful, the business of our customers could be substantially affected.

Requirements Regarding the Confidentiality, Privacy and Security of Personal Information

HIPAA and Other Privacy and Security Requirements.    There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information and require the implementation of administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses and most providers are considered by the HIPAA regulations to be “Covered Entities.” With respect to our operations as a healthcare clearinghouse, we are directly subject to the Privacy Standards and the Security Standards. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a Business Associate and that require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. Effective February 2010, the American Recovery and Reinvestment Act of 2009, or ARRA, extended the direct application of some provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our Covered Entity customers. The Privacy Standards extensively regulate the use and disclosure of individually identifiable health information by Covered Entities and their Business Associates. For example, the Privacy Standards permit Covered Entities and their Business Associates to use and disclose individually identifiable health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the Privacy Standards. The Privacy Standards also provide patients with rights related to understanding and controlling how their health information is used and disclosed. Effective February 2010 or later (in the case of restrictions tied to the issuance of implementing regulations), ARRA imposed stricter limitations on certain types of uses and disclosures, such as additional restrictions on marketing communications and the sale of individually identifiable health information. To the extent permitted by the Privacy Standards, ARRA and our contracts with our customers, we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the Privacy Standards and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The Security Standards require Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored.

If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with the Privacy Standards and Security Standards while acting as a Covered Entity or Business Associate, we could face civil and criminal penalties. ARRA significantly increased the amount of the civil penalties to up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Recently, the U.S. Department of Health and Human Services Office for Civil Rights, which enforces the Security Standards and Privacy Standards, appears to have increased its enforcement activities. ARRA also strengthened the enforcement provisions of HIPAA, which may result in further increases in enforcement activity. ARRA also authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. We have implemented and maintain policies and processes to assist us in complying with the Privacy Standards, the Security Standards and our contractual obligations.

Data Protection and Breaches.    In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. The Federal Trade Commission, or FTC, has prosecuted some data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. Further, by regulation, the FTC requires creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. Although Congress passed legislation that restricts the definition of “creditor” and exempts many health providers from complying with this rule, we may be required to apply additional resources to our existing processes to assist our affected customers in complying with this rule. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents.

Other Requirements.    In addition to HIPAA, numerous other U.S. state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the Privacy Standards and may be subject to interpretation by various courts and other governmental authorities. Further, Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

HIPAA Administrative Simplification

HIPAA also mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain healthcare claims and payment transactions. These regulations are intended to encourage electronic commerce in the healthcare industry and apply directly to Covered Entities. Some of our businesses, including our healthcare clearinghouse operations, are considered Covered Entities under HIPAA and its implementing regulations.

Transaction Standards.    The standard transaction regulations established under HIPAA, or Transaction Standards, mandate certain format and data content standards for the most common electronic healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among payors, providers, patients and other healthcare industry constituents. Failure to comply with the Transaction Standards may subject us to civil and potentially criminal penalties and breach of contract claims. The Centers for Medicare and Medicaid Services, or CMS, is responsible for enforcing the Transaction Standards.

Payors who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse to translate between standard and non-standard formats. As a result, use of a clearinghouse has allowed numerous payors to establish compliance with the Transaction Standards independently and at different times, reducing transition costs and risks. In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred. However, PPACA requires HHS to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. PPACA sets forth a schedule with staggered deadlines for the development of and compliance with operating rules for the other standardized electronic transactions, with all operating rules finalized and requiring compliance by December 31, 2015. On June 30, 2011, HHS released an interim final rule that would require health plans, healthcare clearinghouses, and certain healthcare providers to implement operating rules for two electronic transactions, relating to whether a patient is eligible for healthcare coverage and the status of claims submitted to an insurer, by January 1, 2013. Under PPACA, payors and service contractors of payors, including, in some cases, us, will be required to certify compliance with these standards to HHS. The compliance date for the certification requirement depends on the type of transaction, with the earliest certification required by December 31, 2013. We cannot provide assurance regarding how the CMS will enforce the Transaction Standards. We continue to work with payors, healthcare information system vendors and other healthcare constituents to implement fully the Transaction Standards.

In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions, known as Version 5010. The use of Version 5010 became mandatory on January 1, 2012, but CMS delayed enforcement until July 1, 2012. The use of the ICD-10 code sets was originally required by October 1, 2013, but HHS extended this deadline twice, with the implementation date now set for October 1, 2015. It is not known wither HHS will further the delay implementation of the ICD-10 code sets. We have been modifying and will continue to modify our systems and processes to prepare for and implement these changes.

Health Plan and Other Entity Identifiers.    HHS has promulgated regulations implementing the establishment of a unique health plan identifier, or HPID. Similar to a provider’s national provider identifier, the HPID provides an identification system for health plans to use for electronic transactions. HHS has also promulgated regulations implementing another entity identifier, or OEID, that serves as an identifier for entities that are not health plans, health care providers or individuals. These other entities, which include third-party administrators, transaction vendors, and clearinghouses, are not required to obtain an OEID, but they could obtain and use one if they needed to be identified in standardized transactions. The impact of the HPID and OEID process on our business is unclear at this time.

Financial Services Related Laws and Rules

Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards, some of which might impact our operations and subject us, our vendors and our customers to liability as a result of the payment distribution and processing solutions we offer. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we might be impacted by banking and financial services industry laws, regulations and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information and Federal Deposit Insurance Corporation deposit insurance limits. In addition, our patient billing and payment distribution and processing solutions might be impacted by payment card association operating rules, certification requirements and rules governing electronic funds transfers. If we fail to comply with applicable payment processing rules or requirements, we might be subject to fines and changes in transaction fees and may lose our ability to process credit and debit card transactions or facilitate other types of billing and payment solutions. Moreover, payment transactions processed using the Automated Clearing House Network, or ACH, are subject to network operating rules promulgated by the National Automated Clearing House Association and to various federal laws regarding such operations, including laws pertaining to electronic funds transfers, and these rules and laws might impact our billing and payment solutions. Further, our solutions might impact the ability of our payor customers to comply with state prompt payment laws. These laws require payors to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” to be paid within a specified time frame.

Banking Regulation

The Goldman Sachs Group, affiliates of which owned approximately 33.3% of the voting and economic interest in our business as of December 31, 2014, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. As a result, although we do not engage in banking operations, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and to most banking laws, regulations and orders that apply to The Goldman Sachs Group. In addition, certain restrictions applicable to Goldman Sachs under the BHC Act are expected to apply to the Company as well, and we may be subject to regulatory oversight and examination because we are a technology service provider to regulated financial institutions. The bank regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors rather than our stockholders. Because of The Goldman Sachs Group’s status as a bank holding company, we have agreed to certain covenants for the benefit of The Goldman Sachs Group that are intended to facilitate its compliance with the BHC Act.

In addition, the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law by President Obama on July 21, 2010, including Title VI known as the “Volcker Rule”. US financial regulators approved final rules to implement the Volcker Rule in December 2013. The Volcker Rule, in relevant part, restricts banking entities from proprietary trading (subject to certain exemptions) and from acquiring or retaining any equity, partnership or other interests in, or sponsoring, a private equity fund, subject to satisfying certain conditions, and from engaging in certain transactions with funds.

We will continue to be deemed to be controlled by The Goldman Sachs Group for purposes of the BHC Act and, therefore, we will continue to be subject to regulation by the Federal Reserve and to the BHC Act, as well as certain other banking laws, regulations and orders that apply to The Goldman Sachs Group. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for bank regulatory purposes, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us. We cannot predict the ownership level at which the Federal Reserve would consider us no longer controlled by The Goldman Sachs Group, but it could be less than 10%.

The Goldman Sachs Group and its subsidiaries, including Benefitfocus, generally may conduct only activities that are authorized for a bank holding company or a “financial holding company” under the BHC Act. The scope of services we may provide to our customers is limited under the BHC Act to those which are (i) financial in nature or incidental to financial activities (including data processing services such as those that we provide with our software solutions) or (ii) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. We believe that our current and anticipated business activities are permitted under the BHC Act.

Any failure of The Goldman Sachs Group to maintain its status as a financial holding company could result in substantial limitations on our activities and our growth. In particular, our permissible activities could be further restricted to only those that constitute banking or activities closely related to banking. The Goldman Sachs Group’s loss of its financial holding company status could be caused by several factors, including any failure by The Goldman Sachs Group’s bank subsidiaries to remain sufficiently capitalized, by any examination downgrade of one of The Goldman Sachs Group’s bank subsidiaries, or by any failure of one of The Goldman Sachs Group’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, the Dodd-Frank Act broadened the requirements for maintaining financial holding company status by also requiring the holding company to remain “well capitalized” and “well managed”. We have no ability to prevent such occurrences from happening.

The Federal Reserve has broad enforcement authority over us, including the power to prohibit us from conducting any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound practice in conducting our business. The Federal Reserve may approve, deny or refuse to act upon applications or notices for The Goldman Sachs Group and its subsidiaries to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. The Dodd-Frank Act strengthened the Federal Reserve’s supervisory and enforcement authority over a bank holding company’s non-bank affiliates. We do not believe that any of our current or anticipated business activities will require Federal Reserve approval.

There are limits on the ability of The Goldman Sachs Group’s bank subsidiaries to extend credit to or conduct other transactions with us. In general, any loans to us from a The Goldman Sachs Group bank subsidiary must be on market terms and secured by designated amounts of specified collateral and are limited to 10% of the lending bank’s capital stock and surplus. Statutory changes made by the Dodd-Frank Act will place certain additional restrictions on transactions between us and The Goldman Sachs Group in the future, which we do not expect to be material to us.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the years ended December 31, 2014, 2013 and 2012.

Corporate Information

We were incorporated in June 2000 as Benefitfocus.com, Inc., a South Carolina corporation. In September 2013, we reincorporated in Delaware as Benefitfocus, Inc. Our principal executive offices are located at 100 Benefitfocus Way, Charleston, South Carolina 29492, and our phone number is (843) 849-7476. Our website address is www.benefitfocus.com. The information on, or that can be accessed through, our website is not part of this report. We currently employ approximately 1,312 associates.

Executive Officers

The following table sets forth information concerning our executive officers as of December 31, 2014:

Name	Age	Position
Shawn A. Jenkins	47	President and Chief Executive Officer, Director
Mason R. Holland, Jr.	50	Executive Chairman, Director
Milton A. Alpern	63	Chief Financial Officer and Secretary
Raymond A. August	53	Chief Operating Officer
Andrew L. Howell	48	Chief Commercial Officer
Donald R. Taylor, Jr.	54	Chief Technology Officer

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

Mason R. Holland, Jr.—Executive Chairman of the Board

Mason Holland, one of our founders, has been our Executive Chairman and a member of our board of directors since our founding in June 2000. Mr. Holland is responsible for the coordination of strategic partnerships with industry leaders and client relations and serves on the nominating and corporate governance committee of our board. Mr. Holland founded American Pensions, Inc. in 1988, serving as its Chairman and President from 1988 to 2003. Mr. Holland’s other ventures have included establishing Holland Properties, LLC, a real estate development firm, in 1989, and acquiring Eclipse Aerospace, Inc., a jet aircraft manufacturer, in May 2009, for which he serves as Chairman and Chief Executive Officer. Mr. Holland attended Old Dominion University in Norfolk, Virginia.

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

Raymond A. August—Chief Operating Officer

Raymond August was appointed as our Chief Operating Officer in August of 2014. Prior to joining Benefitfocus, Mr. August served as the General Manager of the Computer Sciences Corp., or CSC, Financial Services Group since October 2012. Prior to that, from March 2008 to September 2012, he served as CSC’s President of the Financial Services Group. Since July 2013 he has served as a member of the Executive Advisory council for Arthur Ventures Private Equity Fund. Mr. August earned a B.S. in Accounting and Management Science from the University of South Carolina and is a Certified Public Accountant.

Andrew L. Howell—Chief Commercial Officer

Andy Howell has served as our Chief Commercial Officer since August of 2014. During his tenure at Benefitfocus, he previously served as our Chief Operating Officer from June 2010 to August 2014, Senior Vice President and General Manager of the insurance carrier business unit from June 2009 to June 2010, as well as Senior Vice President and General Counsel from April 2007 to June 2009. Prior to joining Benefitfocus, Mr. Howell served from July 2002 to March 2007 as Vice President and General Counsel at Blackbaud, Inc., a publicly held software company. Prior to joining Blackbaud, he was a practicing attorney with Sutherland Asbill & Brennan LLP, where he focused on corporate and technology law. Mr. Howell received a B.A. in economics from Washington & Lee University and a J.D. from Mercer University.

Donald R. Taylor, Jr.—Chief Technology Officer

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

As of December 31, 2014, we had approximately 1,314 full-time associates, or employees, including approximately 576 engaged in technology development and deployment. None of our associates is represented by a labor union and we consider our current relations with our associates to be good.

Item 1A. RISK FACTORS.

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

We experienced net losses of $63.2 million, $30.4 million, and $14.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

As a SaaS company, we recognize our subscription revenue monthly for the term of our contracts and recognize the majority of our professional services revenue ratably over the longer of the contract term or the estimated expected life of the customer relationship. As a result, a portion of the revenue we report each quarter is the recognition of deferred revenue from contracts we entered into during previous quarters. Consequently, a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services is not reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable term of the contracts or the estimated expected life of the customer relationship period. In addition, we recognize professional services expenses as incurred, which could cause professional services gross margin to be negative.

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

Our ten largest customers by revenue in the past three years accounted for approximately 40.4%, 47.4% and 58.6% of our consolidated revenue in each of 2014, 2013 and 2012, respectively. Our largest customer by revenue in the past three years accounted for approximately 9.4%, 9.5% and 10.5% of our revenue in each of 2014, 2013 and 2012, respectively. If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Mercer LLC, or Mercer, and its affiliates and others such as technology and content providers, and third party system integrators. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our recently expanded relationship with and sale of stock to Mercer increases our reliance on it and related risks, including Mercer’s competitors being less likely to do business with us. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

As of December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2022 for federal and state purposes. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, which if not utilized will begin to expire in 2020. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have three U.S. and one Chinese patent granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

PPACA.    Governmental oversight punctuated with the passage of the PPACA, has led to an increasingly intricate regulatory framework under which health benefits are delivered, accessed, and maintained. Although many of the provisions of PPACA do not directly apply to us, PPACA might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges, though it is unclear how many states will decline to implement the Medicaid expansion or adopt state-specific exchanges. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. Congress also has repeatedly but unsuccessfully attempted to repeal PPACA and we are unable to predict the impact. Moreover, a lawsuit challenging the legality of health insurance exchanges will likely be decided by the U.S. Supreme Court this summer. Should the U.S. Supreme Court determine that government exchanges are unlawful, the business of some of our customers could be substantially affected.

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

•

HIPAA and Other Privacy and Security Requirements.    There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA established privacy and security standards that limit the use and disclosure of individually identifiable health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses, and most providers are considered by the HIPAA regulations to be “Covered Entities”. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or Privacy Standards, and the security regulations established under HIPAA, or Security Standards. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. ARRA and the HIPAA Omnibus Final Rules extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our carrier customers. ARRA and the HIPAA Omnibus Final Rule also subject Business Associates to direct oversight and audit by HHS.

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

•

Financial Services-Related Laws and Rules.    Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards, some of which might impact our operations and subject us, our vendors, and our customers to liability as a result of the payment distribution and processing solutions we offer. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we might be impacted by banking and financial services industry laws, regulations, and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information, and Federal Deposit Insurance Corporation deposit insurance limits. In addition, our patient billing and payment distribution and processing solutions might be impacted by payment card association operating rules, certification requirements, and rules governing electronic funds transfers. If we fail to comply with applicable payment processing rules or requirements, we might be subject to fines and changes in transaction fees and may lose our ability to process credit and debit card transactions or facilitate other types of billing and payment solutions. Moreover, payment transactions processed using the ACH are subject to network operating rules promulgated by the National Automated Clearing House Association and to various federal laws regarding such operations, including laws pertaining to electronic funds transfers, and these rules and laws might impact our billing and payment solutions. Further, our solutions might impact the ability of our payor customers to comply with state prompt payment laws. These laws require payors to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame.

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

The Goldman Sachs Group, affiliates of which owned approximately 33.3% of the voting and economic interest in our business at December 31, 2014, is regulated as a bank holding company and a financial holding company under the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

Additionally, any failure of The Goldman Sachs Group to maintain its status as a financial holding company could result in further limitations on our activities and our growth. In particular, our permissible activities could be restricted to only those that constitute banking or activities closely related to banking. The Goldman Sachs Group’s loss of its financial holding company status could be caused by several factors, including any failure by The Goldman Sachs Group’s bank subsidiaries to remain sufficiently capitalized, by any examination downgrade of one of The Goldman Sachs Group’s bank subsidiaries, or by any failure of one of The Goldman Sachs Group’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, the Dodd-Frank Act broadened the requirements for maintaining financial holding company status by also requiring the holding company to remain “well capitalized” and “well managed”. We have no ability to prevent such occurrences from happening.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through December 31, 2014, the per share trading price of our common stock has been as high as $77.00 and as low as $20.82. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2014, we had an aggregate of 25,608,937 shares of common stock outstanding. Of these shares, approximately 15,649,749 shares became eligible for sale on October 14, 2014, upon the expiration of lock-up agreements with the underwriters for our secondary offering, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act. As of December 31, 2014, there were outstanding options and restricted stock units to purchase 3,103,251 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2014, our directors, executive officers, and their affiliated entities beneficially owned more than 63% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 33.3%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our President and Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of December 31, 2014, these stockholders collectively beneficially owned more than 63% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and take advantage of exemptions from certain corporate governance requirements.

As of December 31, 2014, more than 63% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from the corporate governance requirements that a majority of our directors be independent, as defined in the NASDAQ Stock Market listing rules, and that our compensation and nominating and corporate governance committees consist entirely of independent directors. We currently rely on the “controlled company” exemption under the NASDAQ Stock Market listing rules. While a majority of the members of our board of directors and all of the members of our compensation committee are independent directors, our nominating and corporate governance committee does not consist entirely of independent directors. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not be effective, however, in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, our corporate headquarters occupied approximately 65,000 square feet in a facility on the Daniel Island Executive Center campus in Charleston, South Carolina under a lease expiring in 2021, and we had a second facility on the Daniel Island Executive Center campus that occupied approximately 78,000 square feet under a lease expiring in 2024. As of December 31, 2014, we had also executed a lease that commenced January 1, 2015 and runs for 15 years, to extend our campus in Charleston, South Carolina with a Customer Success Center of approximately 145,000 square feet and, at our option and under new leases, have either a four-story office building of approximately 145,000 square feet and/or a two-story welcome center of approximately 18,500 square feet built.

As of December 31, 2014, we also leased facilities in Greenville, South Carolina, San Francisco, California, and Tulsa, Oklahoma.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “BNFT” since September 18, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low intraday sales prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2013
Third quarter (from September 18, 2013)	$55.87	$41.50
Fourth quarter	$60.48	$37.32

Year Ended December 31, 2014
First quarter	$77.00	$45.15
Second quarter	$49.34	$27.52
Third quarter	$47.75	$26.79
Fourth quarter	$34.28	$20.82

As of December 31, 2014, we had 84 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Company / Index	Base Period 9/18/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Benefitfocus, Inc.	$100.00	$91.80	$107.82	$87.71	$86.31	$50.31	$61.33
S&P 500 Index	$100.00	$97.45	$107.12	$108.51	$113.60	$114.30	$119.32
S&P 1500 Application Software Index	$100.00	$99.07	$107.46	$107.29	$112.30	$113.71	$120.00

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

Of the expenses incurred by us in connection with our IPO, $134,000 were paid to or for the underwriters and $52,000 were paid to a related party vendor for private air travel. This vendor is owned and controlled by the Executive Chairman of our board of directors, who beneficially owns greater than 10% of our common stock.

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through December 31, 2014, we have used the net proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

Item 6. Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years December 31, 2014, 2013, 2012, 2011, and 2010 and the selected consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011, and 2010 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Revenue (1)	$137,420	$104,752	$81,739	$68,783	$67,122
Cost of revenue (2)	87,470	62,411	44,400	42,133	38,870

Gross profit	49,950	42,341	37,339	26,650	28,252
Operating expenses:
Sales and marketing (2)	48,467	36,072	27,905	22,553	14,174
Research and development (2)	41,729	23,532	14,621	9,120	8,650
General and administrative (2)	18,657	10,974	7,494	5,821	6,038
Impairment of goodwill	—	—	—	1,670	—
Change in fair value of contingent consideration	—	(43)	121	503	—

Total operating expenses	108,853	70,535	50,141	39,667	28,862

Loss from operations	(58,903)	(28,194)	(12,802)	(13,017)	(610)
Total other expense, net	(4,251)	(2,198)	(1,987)	(2,012)	(1,855)

Loss before income taxes	(63,154)	(30,392)	(14,789)	(15,029)	(2,465)
Income tax expense (benefit)	25	(31)	84	35	10

Net loss	$(63,179)	$(30,361)	$(14,873)	$(15,064)	$(2,475)

Net loss per common share—basic and diluted	$(2.51)	$(2.99)	$(3.09)	$(3.09)	$(0.39)

Weighted-average common shares outstanding—basic and diluted	25,207,099	10,144,243	4,812,632	4,875,157	6,405,944

Other Financial Data
Adjusted gross profit (3)	$58,886	$49,735	$45,161	$33,283	$34,682
Adjusted EBITDA (4)	$(43,844)	$(18,915)	$(3,594)	$(3,455)	$6,785

(1)	In the first quarter of 2011 we increased the estimated expected life of our customer relationships for both employer and carrier customers. This change extended the term over which we will recognize our deferred revenue and results in less revenue recognized in each period.

(2)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$986	$274	$195	$252	$352
Sales and marketing	1,395	171	68	102	77
Research and development	1,376	255	130	121	87
General and administrative	1,831	502	319	246	519

(3)	We define adjusted gross profit as gross profit before depreciation and amortization expense, as well as stock-based compensation expense. Please see “Adjusted Gross Profit and Adjusted EBITDA” below for more information and for a reconciliation of adjusted gross profit to gross profit, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)	We define adjusted EBITDA as net loss before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense and expense related to the impairment of goodwill and intangible assets. See “Adjusted Gross Profit and Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our Segments

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Revenue from external customers by segment:
Employer	$62,016	$40,656	$23,760	$15,938	$9,356
Carrier	75,404	64,096	57,979	52,845	57,766

Total net revenue from external customers	$137,420	$104,752	$81,739	$68,783	$67,122

Gross profit by segment
Employer	$16,186	$13,316	$9,810	$6,059	$3,121
Carrier	33,764	29,025	27,529	20,591	25,131

Total gross profit by segment	$49,950	$42,341	$37,339	$26,650	$28,252

Consolidated Balance Sheet Data

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$51,074	$65,645	$19,703	$15,856	$18,166
Marketable securities	5,135	13,168	—	—	—
Accounts receivable, net	21,311	23,668	13,372	9,060	7,163
Total assets	140,018	139,611	58,226	52,842	53,343
Deferred revenue, total	94,510	80,221	57,520	42,773	32,952
Total liabilities	182,841	128,179	89,357	69,809	55,433
Total redeemable convertible preferred stock	—	—	135,478	135,478	135,478
Common stock	26	24	6,109	4,923	3,574
Additional paid-in capital	223,409	214,487	—	—	—
Total stockholders’ (deficit) equity	(42,823)	11,432	(166,609)	(152,445)	(137,569)

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit:
Gross profit	$49,950	$42,341	$37,339	$26,650	$28,252
Depreciation	5,459	4,257	4,228	4,096	4,272
Amortization of software development costs	2,257	2,618	3,145	2,009	1,690
Amortization of acquired intangible assets	234	245	254	276	116
Stock-based compensation expense	986	274	195	252	352

Adjusted gross profit	$58,886	$49,735	$45,161	$33,283	$34,682

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(63,179)	$(30,361)	$(14,873)	$(15,064)	$(2,475)
Depreciation	6,931	5,231	5,080	3,225	3,197
Amortization of software development costs	2,257	2,618	3,145	1,903	1,656
Amortization of acquired intangible assets	305	323	335	2,178	1,756
Interest income	(77)	(46)	(53)	(151)	(364)
Interest expense on building lease financing obligations	3,624	1,768	1,774	1,771	1,759
Interest expense on other borrowings	682	381	202	203	211
Income tax expense	25	(31)	84	35	10
Stock-based compensation expense	5,588	1,202	712	721	1,035
Impairment of goodwill and intangible assets	—	—	—	1,724	—

Total net adjustments	$19,335	$11,446	$11,279	$11,609	$9,260

Adjusted EBITDA	$(43,844)	$(18,915)	$(3,594)	$(3,455)	$6,785

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report beginning on page 23 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We serve two separate but related market segments. Our fastest growing market segment, the employer market, consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are approximately 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. Our business model capitalizes on the close relationship between carriers and their members, and the carriers’ ability to serve as lead generators for potential employer customers. Carriers pay for services at a rate reflective of the aggregated nature of their customer base on a per application basis. Carriers can then deploy their applications to employer groups and members. As employers become direct customers through our employer segment, we provide them our platform offering that bundles many software applications into a comprehensive benefits solution through HR InTouch Marketplace (now known as Benefitfocus Marketplace). We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem.

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 91%, 93%, and 93% of our total revenue during the years ended December 31, 2014, 2013 and 2012, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 9%, 7%, and 7% of our total revenue during the years ended December 31, 2014, 2013 and 2012, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 553 as of December 31, 2014, a 35.5% compound annual growth rate. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past four years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last four years, and expect our operating losses to continue for the foreseeable future. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and project our future performance. These metrics help us develop and refine our growth strategies and make strategic decisions. We discuss revenue, gross margin, and the components of operating loss, as well as segment revenue and segment gross profit, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results”. In addition, we utilize other key metrics as described below.

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

	Year Ended December 31,
	2014	2013	2012
Number of customers:
Large employer	553	393	286
Carrier	43	40	34

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

For 2014, 2013 and 2012 our software services revenue retention rate exceeded 95%.

Adjusted Gross Profit and Adjusted EBITDA

Adjusted gross profit represents our gross profit before depreciation and amortization, as well as stock-based compensation expense. Adjusted EBITDA represents our earnings before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets. Adjusted gross profit and adjusted EBITDA are not measures calculated in accordance with United States generally accepted accounting principles, or GAAP. Please refer to “Selected Consolidated Financial Data—Adjusted Gross Profit and Adjusted EBITDA” in this report for a discussion of the limitations of adjusted gross profit and adjusted EBITDA and reconciliations of adjusted gross profit to gross profit and adjusted EBITDA to net loss, the most comparable GAAP measurements, respectively, for 2014, 2013 and 2012.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Software services	$125,083	$97,713	$75,931
Professional services	12,337	7,039	5,808

Total revenue	$137,420	$104,752	$81,739

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

Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we have held annually in the second quarter and in 2015 will hold in the first quarter. We expect our sales and marketing expense to increase in both absolute dollars and as a percentage of revenue in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for 2014, 2013, and 2012. Net operating loss carryforwards for federal income tax purposes were $68,235 million at December 31, 2014. State net operating loss carryforwards were approximately $61,583 million at December 31, 2014. Federal net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. State net operating losses will expire at various dates beginning in 2022, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenue	$137,420	$104,752	$81,739
Cost of revenue (1)	87,470	62,411	44,400

Gross profit	49,950	42,341	37,339
Operating expenses:
Sales and marketing (1)	48,467	36,072	27,905
Research and development (1)	41,729	23,532	14,621
General and administrative (1)	18,657	10,974	7,494
Change in fair value of contingent consideration	—	(43)	121

Total operating expenses	108,853	70,535	50,141

Loss from operations	(58,903)	(28,194)	(12,802)
Other income (expense):
Interest income	77	46	53
Interest expense on building lease financing obligations	(3,624)	(1,768)	(1,774)
Interest expense on other borrowings	(682)	(381)	(202)
Other expense	(22)	(95)	(64)

Total other expense, net	(4,251)	(2,198)	(1,987)

Loss before income taxes	(63,154)	(30,392)	(14,789)
Income tax expense (benefit)	25	(31)	84

Net loss	$(63,179)	$(30,361)	$(14,873)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$986	$274	$195
Sales and marketing	1,395	171	68
Research and development	1,376	255	130
General and administrative	1,831	502	319

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	63.7	59.6	54.3

Gross profit	36.3	40.4	45.7
Operating expenses:
Sales and marketing	35.3	34.4	34.1
Research and development	30.4	22.5	17.9
General and administrative	13.6	10.5	9.2
Change in fair value of contingent consideration	—	—	0.1

Total operating expenses	79.2	67.3	61.3

Loss from operations	(42.9)	(26.9)	(15.7)
Other income (expense):
Interest income	0.1	—	0.1
Interest expense on building lease financing obligations	(2.6)	(1.7)	(2.2)
Interest expense on other borrowings	(0.5)	(0.4)	(0.2)
Other expense	—	(0.1)	(0.1)

Total other expense, net	(3.1)	(2.1)	(2.4)

Loss before income taxes	(46.0)	(29.0)	(18.1)
Income tax expense (benefit)	—	—	0.1

Net loss	(46.0)%	(29.0)%	(18.2)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue from external customers by segment:
Employer	$62,016	$40,656	$23,760
Carrier	75,404	64,096	57,979

Total net revenue from external customers	$137,420	$104,752	$81,739

Gross profit by segment
Employer	$16,186	$13,316	$9,810
Carrier	33,764	29,025	27,529

Total gross profit by segment	$49,950	$42,341	$37,339

Comparison of Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$125,083	91.0%	$97,713	93.3%	$27,370	28.0%
Professional services	12,337	9.0	7,039	6.7	5,298	75.3

Total revenue	$137,420	100.0%	$104,752	100.0%	$32,668	31.2%

Growth in software services revenue was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 596 as of December 31, 2014 from 433 as of December 31, 2013. Our professional services revenue increased in absolute terms between the year ended December 31, 2013 and the year ended December 31, 2014, primarily due to revenue recognized from newly completed implementations of $3.2 million in addition to $2.1 million from the acceleration of the customer relationship period for customers that did not renew their contracts.

Segment Revenue

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$62,016	45.1%	$40,656	38.8%	$21,360	52.5%
Carrier	75,404	54.9	64,096	61.2	11,308	17.6

Total revenue	$137,420	100.0%	$104,752	100.0%	$32,668	31.2%

The growth in our employer revenue was primarily attributable to a $20.0 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of December 31, 2014 as compared to December 31, 2013. Additionally, employer professional services contributed an increase of $1.4 million primarily related to newly completed implementations.

The growth in our carrier revenue was primarily attributable to an increase of $7.3 million in our carrier software services revenue driven primarily by an increase in software services revenue from recent customer product implementations during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The remaining increase of $4.0 million is related to carrier professional services and is comprised of an increase of $1.9 million in revenue related to customers who went live on the platform and $2.1 million related to the acceleration of the customer relationship period for customers that did not renew their contracts.

Cost of Revenue

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Cost of revenue	$87,470	63.7%	$62,411	59.6%	$25,059	40.2%

The increase in cost of revenue was in part attributable to an $18.6 million increase in salaries and personnel-related costs and professional fees, including an increase of $0.7 million related to stock-based compensation, of which $16.0 million was associated with increased client service capacity to support our growing number of customers and an increase in engineering costs of $1.2 million. Also, we experienced a $6.4 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the increase in the number of employees.

Gross Profit

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$75,235	60.1%	$61,564	63.0%	$13,671	22.2%
Professional services	(25,285)	(205.0)	(19,223)	(273.1)	(6,062)	31.5

Gross profit	$49,950	36.3%	$42,341	40.4%	$7,609	18.0%

The increase in software services gross profit in absolute terms was driven by a $27.4 million, or 28.0%, increase in software services revenue. This increase was partially offset by a $13.7 million, or 37.9%, increase in software services cost of revenue. Software services cost of revenue included $0.4 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively, and $7.2 million and $6.7 million of depreciation and amortization for the years ended December 31, 2014 and 2013, respectively.

The increase in professional services gross loss was driven by an $11.4 million, or 43.3%, increase in professional services cost of revenue, partially offset by an increase in professional services revenue of $5.3 million. Professional services cost of revenue included $0.5 million and $0.2 million of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively. In addition, professional services cost of revenue included $0.8 million and $0.4 million in depreciation and amortization for the years ended December 31, 2014 and 2013, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is 10 years for the years presented. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$16,186	26.1%	$13,316	32.8%	$2,870	21.6%
Carrier	33,764	44.8	29,025	45.3	4,739	16.3

Gross profit	$49,950	36.3%	$42,341	40.4%	$7,609	18.0%

Employer gross profit increased in absolute terms by $2.9 million, or 21.6%, between the year ended December 31, 2013 and the year ended December 31, 2014. The $21.4 million, or 52.5%, increase in employer revenue was offset by an $18.5 million, or 67.6%, increase in employer cost of revenue. The increase in cost of revenue is attributable to costs associated with supporting the increased number of employer customers live on the platform and the increased cost of providing services, including customer implementations. Our employer gross profit included $3.5 million and $2.5 million of depreciation and amortization for the years ended December 31, 2014 and December 31, 2013, respectively. In addition, our employer gross profit included $0.5 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively.

Carrier gross profit increased by $4.7 million, or 16.3%, between the year ended December 31, 2013 and the year ended December 31, 2014. The $11.3 million, or 17.6%, increase in carrier revenue was offset by a $6.6 million, or 18.7%, increase in carrier cost of revenue. The increase in cost of revenue is attributable to costs associated with supporting the increased number of carrier customers live on the platform and the increased cost of providing services, including customer implementations. Our carrier gross profit included $4.5 million and $4.6 million in depreciation and amortization for the years ended December 31, 2014 and December 31, 2013, respectively. In addition, our carrier gross profit included $0.4 million and $0.2 million of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively.

Operating Expenses

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Sales and marketing	$48,467	35.3%	$36,072	34.4%	$12,395	34.4%
Research and development	$41,729	30.4%	$23,532	22.5%	$18,197	77.3%
General and administrative	$18,657	13.6%	$10,974	10.5%	$7,683	70.0%

The increase in sales and marketing expense was primarily attributable to a $7.7 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $1.2 million, due to sales and marketing associates hired to continue driving revenue growth and $1.8 million related to sales and marketing events, $1.9 million related to increases in facilities and overhead allocation, recruiting and other operating costs driven by an increase in the number of employees, and $0.8 million in travel-related costs.

The increase in research and development expense was primarily attributable to a $10.8 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $1.1 million, due to additional research and development headcount. Additionally, we experienced a $5.5 million increase in engineering consulting fees for assistance in product development and $1.8 million related to increases in facilities and overhead allocation, other operating costs, and travel-related costs driven by an increase in the number of employees.

The increase in general and administrative expense was primarily attributable to a $3.1 million increase in consulting and professional fees and insurance related to being a publicly traded company, including $0.7 million in costs related to our follow-on offering on July 17, 2014. We also experienced a $3.0 million increase in salaries and personnel-related costs, including a $1.3 million increase in stock-based compensation expense due to increased headcount. In addition, we experienced a $1.2 million increase related primarily to increases in facilities and overhead costs.

Comparison of Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$97,713	93.3%	$75,931	92.9%	$21,782	28.7%
Professional services	7,039	6.7	5,808	7.1	1,231	21.2

Total revenue	$104,752	100.0%	$81,739	100.0%	$23,013	28.2%

Growth in both software services and professional services revenues year over year was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 433 as of December 31, 2013 from 320 as of December 31, 2012.

Segment Revenue

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$40,656	38.8%	$23,760	29.1%	$16,896	71.1%
Carrier	64,096	61.2	57,979	70.9	6,117	10.6

Total revenue	$104,752	100.0%	$81,739	100.0%	$23,013	28.2%

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

Operating Expenses

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Sales and marketing	$36,072	34.4%	$27,905	34.1%	$8,167	29.3%
Research and development	$23,532	22.5%	$14,621	17.9%	$8,911	60.9%
General and administrative	$10,974	10.5%	$7,494	9.2%	$3,480	46.4%

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

In January 2015, we adjusted the estimated expected life of the customer relationship period for both segments. This change in estimate was the result of analyzing recent quantitative and qualitative observations in the market and factors impacting our business. This change in estimate shortens the term over which deferred revenue will be recognized from 10 to 7 years and will be applied prospectively to unamortized professional services fees over the longer of the contract term or the adjusted estimated expected life of the customer relationship.

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

When testing goodwill for impairment, we first perform an assessment of qualitative factors, including but not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in strategy and circumstances, revenue, and operating margins. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount, we test goodwill for impairment at the reporting unit level using a two-step approach. In step one, we determine if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, we perform step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds the implied fair value, recording an impairment charge.

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

Stock-Based Compensation

We have issued two types of stock-based awards under our stock plans: stock options and restricted stock units. Stock-based awards granted to associates, directors, and non-associate third parties are measured at fair value at each grant date. We recognize stock-based compensation expense, net of forfeitures, ratably over the requisite service period of the option award. Generally, options vest 25% on the one-year anniversary of the grant date with the balance vesting over the following 36 months. We previously granted options that vest 100% on the fifth anniversary of the grant date. Restricted stock unit awards generally vest 25% on each anniversary of the grant date over 4 years.

Determination of the Fair Value of Stock-Based Compensation Grants

Prior to our IPO, we were a private company with no active public market for our common stock. We have periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation,” or the Practice Aid. When determining the fair market value of our common stock, we considered what we believe to be comparable publicly traded companies, discounted free cash flows, and an analysis of our enterprise value.

Since our IPO, we determined fair value for restricted stock unit awards based on the closing price of our common stock on the date of grant or, if not a trading day, the trading day preceding the grant date.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the periods indicated (we did not grant any stock options in 2014):

	Year Ended December 31,
	2013	2012
Risk-free interest rate	1.0% - 1.7%	0.8% - 1.2%
Expected term (years)	6.08	6.08
Expected volatility	52%	53% - 55%
Dividend yield	0%	0%
Weighted-average grant date fair value per share	$7.71	$4.24

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

We based our estimate of pre-vesting forfeitures, or forfeiture rate, on our analysis of historical behavior by stock award holders. We apply the estimated forfeiture rate to the total estimated fair value of the awards, as derived from the Black-Scholes model, to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations.

Based upon our closing stock price on December 31, 2014 of $32.84, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2014 was $60.7 million, of which $53.7 million related to vested options and $7.0 million to unvested options. The aggregate intrinsic value of outstanding restricted stock units as of December 31, 2014 was $23.7 million, of which all were unvested.

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2014, our primary sources of liquidity were our cash and cash equivalents totaling $51.1 million and $5.1 million in marketable securities, $21.3 million in accounts receivables, net of allowance, and unused revolving line of credit of $12.5 million. The terms of our revolving line of credit are described in Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In February 2015, the existing revolving line of credit was replaced with a senior revolving line of credit, or Senior Revolver, with a syndicate of lenders led by the existing lender. The three-year Senior Revolver has a borrowing limit of $60.0 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the line of credit may be less than the $60 million borrowing limit. The outstanding indebtedness under the existing revolving line of credit was repaid with proceeds from the Senior Revolver and the existing revolving line of credit was terminated. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

We are bound by customary affirmative and negative covenants in connection with the Senior Revolver, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our tangible and intangible assets, including intellectual property and the equity of our subsidiaries.

On February 24, 2015, we entered into a Securities Purchase Agreement to sell shares of our common stock to Mercer, one of our customers. Pursuant to the agreement, on the same date, we sold 2,817,526 shares of our common stock to Mercer for $26.50 per share or an aggregate of approximately $74.7 million. At the same time, we also issued Mercer a warrant to purchase up to an additional 580,813 shares of our common stock for $26.50 per share at any time during the 30-month term of the warrant. The agreement, among other things, includes certain standstill provisions and prevents Mercer from disposing of its shares of our common stock until the earlier of December 31, 2017, the expiration or termination of the Mercer Exchange Software as a Service Agreement, as amended between us and Mercer Health & Benefits, LLC, the date on which Mercer and its affiliates own less than 75% of the shares it purchased pursuant to the Securities Purchase Agreement, and the date on which Mercer and its affiliates own less than 5% of our outstanding common stock. We received all of the proceeds from this sale of shares and will use the proceeds for working capital and other general corporate purposes.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our IPO, will be sufficient to meet our cash requirements for at least the next 12 months.

Going forward, we may access capital markets to raise additional equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash Flows

Our cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash (used in) provided by:
Operating activities	$(18,878)	$1,067	$12,408
Investing activities	(1,953)	(22,077)	(6,308)
Financing activities	6,260	66,952	(2,253)

Net (decrease) increase in cash and cash equivalents	$(14,571)	$45,942	$3,847

Operating Activities

For the year ended December 31, 2014, our operating activities used $18.9 million of cash, as $24.8 million of cash provided by changes in working capital and $19.5 million in adjustments for non-cash items, were more than offset by a net loss of $63.2 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $9.5 million, non-cash stock compensation expense of $5.6 million, change in fair value and accretion of warrant of $0.7 million, and accrual of interest on financing obligations of $3.6 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $14.3 million, an increase in accrued compensation and benefits of $3.2 million, an increase in accrued expenses of $2.5 million, and a decrease in accounts receivable of $2.4 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from an increase in the number of associates. The decrease in accounts receivable resulted from normal timing of customer payments. The increase in accrued expenses resulted from an increase in cost of revenue and operating expenses.

For the year ended December 31, 2013, net cash and cash equivalents provided by operating activities of $1.1 million consisted of a net loss of $30.4 million more than offset by $19.4 million of cash provided by changes in working capital and $12.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $8.2 million, accrued interest on financing obligation of $1.8 million, non-cash stock compensation expense of $1.2 million, and a change in fair value and accretion of warrant of $0.9 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $22.7 million, an increase in accrued compensation and benefits of $4.5 million, and an increase in accounts payable and accrued expenses of $3.5 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue ratably over the customer relationship period beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from normal fluctuation in payroll dates and an increase in the number of associates. The increase in accounts payable resulted from an increase in cost of revenue and operating expenses. These increases were partially offset by a decrease in operating cash flow due to a $10.3 million increase in accounts receivable. The increase in accounts receivable was primarily attributable to the growth of our revenue and fees.

For the year ended December 31, 2012, our net cash and cash equivalents provided by operating activities of $12.4 million consisted of a net loss of $14.9 million, more than offset by $15.4 million of cash provided by changes in working capital and $11.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $8.6 million, accrued interest on financing obligation of $1.8 million, non-cash stock compensation expense of $0.7 million and the change in fair value of contingent consideration of $0.2 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $14.7 million and an increase in accrued compensation and benefits of $3.1 million as a result of increased headcount. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. In addition, we experienced an increase in accounts payable and accrued expenses of $1.4 million, primarily driven by increased operating costs during the period. These increases were partially offset by a decrease in operating cash flow due to a $4.4 million increase in accounts receivable, primarily driven by increased revenue during the year as we continue to expand our operations.

Investing Activities

Net cash used in investing activities totaled $2.0 million for 2014. For the year ended December 31, 2014, net cash used for the purchase of property and equipment was $9.8 million partially offset by the cash provided by net maturity of short-term investments held to maturity of $7.9 million.

Net cash used in investing activities totaled $22.1 million for 2013. We purchased corporate bonds in the amount of $13.2 million. In addition, we spent $8.9 million to purchase property and equipment. For the year ended December 31, 2012, net cash used in investing activities was $6.3 million, for the purchase of property and equipment.

Financing Activities

For the year ended December 31, 2014, net cash provided by financing activities was $6.3 million, consisting of a $14.0 million draw on revolving line of credit and $2.8 million in proceeds from exercises of stock options, offset by $8.2 million in payments on financing and capital lease obligations and payments on revolving line of credit of $2.1 million.

On March 28, 2014, a major customer exercised its warrant through a cashless exercise in accordance with the warrant’s terms, resulting in the issuance of 455,521 shares of common stock. The measured value of the warrant became fully recognized against revenue in October 2014.

Net cash provided by financing activities totaled $67.0 million for 2013, which resulted primarily from $70.1 million in proceeds from our IPO, net of issuance costs, $12.2 million in proceeds from line of credit and notes payable borrowings and $0.7 million from exercises of stock options, partially offset by $15.8 million in repayments of notes payable, line of credit, and financing and capital lease obligations and $0.3 million in payments of contingent consideration.

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

Operating and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents balances and cash generated from operations will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We might require additional capital beyond our currently anticipated amounts. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities or enter into an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. Additional capital may not be available on reasonable terms, or at all.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. The following table summarizes these contractual obligations at December 31, 2014. Future events could cause actual payments to differ from these estimates.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt—Revolving line of credit (1)	$17,657	$—	$17,657	$—	$—
Operating lease obligations (2)	39,401	3,857	7,846	7,588	20,110
Capital lease obligations	4,944	2,621	2,321	2	—
Financing obligations, build-to-suit leases (2)	87,111	5,863	12,259	13,006	55,983
Financing obligations, other	2,790	1,599	1,191	—	—
Purchase commitments	5,001	2,621	2,380	—	—

Total	$156,904	$16,561	$43,654	$20,596	$76,093

(1)	Repayment of the revolving line of credit is due at end of the term in 2016. Early repayment is allowed. Interest is paid monthly.

(2)	Includes future minimum payments totaling $81.5 million for office space that was under construction as of December 31, 2014. During January 2015, the Company occupied the additional office space constructed under the 15-year build-to-suit lease, signed in December 2013.

In February 2015, the Company replaced its existing revolving line of credit, or Revolver, with the Senior Revolver involving a syndicate of lenders led by the existing lender. The three-year Senior Revolver has a borrowing limit of $60 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the $60 million borrowing limit. The outstanding indebtedness under the Revolver will be repaid with proceeds from the Senior Revolver. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

On December 13, 2013, we entered into a 15 year build-to-suit lease for additional office space at our Charleston, South Carolina campus. The estimated rentable area of the building to be constructed is approximately 145,000 square feet and the lease commenced on January 1, 2015. Future minimum under the arrangement payments total $81.5 million are included in the contractual obligations table above. Under this lease agreement we executed an option to lease two additional adjacent buildings. The annual cost of the option is $466,000 per year for term of the option which is three years. Additionally, we may incur a termination fee if we terminate the option or let the option expire. The termination fee of $757,000 will be prorated through the date of termination or expiration. As of December 31, 2014, we recognized a liability related to the option in the amount of $489,000. No amounts have been recognized related the to the termination fee. However, if we had terminated the option effective December 31, 2014, we would have incurred expense in the amount of $265,000.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities other than as disclosed in Note 15 for which we are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification, or ASC. This statement requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This statement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position and results of operations.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At December 31, 2014, we had borrowings under our revolving line of credit of $17.7 million. As a result, each change of one percentage point in interest rates would result in an approximate $177,000 change in our annual interest expense on our outstanding borrowings at December 31, 2014. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation and given the remediation of our material weakness in internal controls over the accounting for leasing transactions as of September 30, 2014, our President and Chief Executive Officer, and our Chief Financial Officer, concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including out President and Chief Executive Officer, and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework). Based on this evaluation under the Internal Control—Integrated Framework and given the remediation of our material weakness in internal controls over the accounting for leasing transactions as of September 30, 2014, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B. Other Information

Unregistered Sales of Equity Securities

On February 24, 2015, we entered into a Securities Purchase Agreement with Mercer LLC, a Delaware limited liability company and a wholly owned subsidiary of Marsh & McLennan Companies, Inc., a Delaware corporation, or the Investor. Pursuant to the Securities Purchase Agreement, we sold and issued to the Investor 2,817,526 shares of our common stock for $26.50 per share or an aggregate of $74,664,439. At the same time, we also issued Mercer a warrant, or the Warrant, to purchase an additional 580,813 shares of our common stock for $26.50 per share at any time during the 30-month term of the Warrant.

The offer and sale of the shares of our common stock and Warrant to Mercer are exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, based on the fact that the sale was to only one accredited investor.

The Securities Purchase Agreement provides as follows:

Board Observer Right. Until the earlier of (i) the expiration or termination of the Alliance Agreement (as defined below) and (ii) the first date on which the Investor and its affiliates own less than (A) 75% of the shares of our common stock acquired on February 24, 2015 or (B) 5% of our common stock outstanding, in each case in this clause (ii), for a period of at least 45 consecutive days, or the Termination Date, the Investor is entitled to designate an observer as outlined in the Securities Purchase Agreement, to attend all meetings of our board of directors and its committees, subject to certain exceptions.

Standstill. Until the Termination Date and subject to certain exceptions as set forth in the Securities Purchase Agreement, the Investor and its affiliates are restricted from, among other things, acquiring additional shares of our common stock such that they beneficially own more than 17.5% of our common stock outstanding and any shares issuable pursuant to the Warrant without consent of our board of directors, proposing to enter into, directly or indirectly, any merger or business combination involving our company, taking certain actions to seek control of our management, board of directors or policies, soliciting proxies with respect to our common stock, or joining a group for the purpose of acquiring, holding, voting or disposing of our common stock. These standstill restrictions immediately terminate in circumstances including, but not limited to, any public third-party proposal or announcement relating to a merger of business combination with our company or certain third parties acquiring shares representing 15% or more of our common stock outstanding.

Lockup. Until the earlier of the Termination Date or December 31, 2017, the Investor will not sell, transfer or otherwise dispose of, directly or indirectly, any shares of our common stock or enter into any swap or other arrangement that transfers to another person any of the economic consequences of ownership thereof, except: to our company; in response to a tender or exchange offer for our common stock; as part of a merger or other transaction in which all outstanding shares of our common stock are converted into or exchanged for other consideration and is approved by our stockholders; transfers to affiliates of the Investor in accordance with the Securities Purchase Agreement; or with approval of our board of directors.

Right of Notice. Until the Termination Date, in the event that our board of directors initiates or participates in a process with respect to a transaction that would result in a sale of substantially all the assets of our company or would result in a change of control of our company, the Investor is entitled to notice of such process and to participate in such process on terms at least as favorable as the most favorable terms offered to any third party participating therein.

In addition, for the same period, we have agreed not to enter into any agreement providing for a change of control, unless we notify the Investor in writing at least five business days before taking such action, and consider in good faith any offer or proposal made by the Investor within such period.

Right of First Offer. We have granted the Investor a right of first offer with respect to certain new issuances of our equity securities, as have our majority stockholder and other large stockholders with respect to sales of their shares of our common stock pursuant to Right of First Offer Agreement. In general, we and the applicable stockholders are required to offer the Investor the right to purchase any shares of our common stock or other equity securities of our company that we or such stockholders propose to issue or sell, at a price we or the stockholders, as applicable, specify, and if the Investor declines to purchase such shares or other securities at such price, we or the stockholders may issue or sell such securities to one or more third parties at a price no less than the price offered to the Investor. These rights of first offer are subject to the limitation on acquisitions of additional shares of common stock by the Investor under the standstill restrictions described above, and are also subject to certain other exceptions, including only applying to 50% of shares or other securities proposed to be sold by any stockholder in a registered offering or certain other similar forms of sales. These rights of first offer will remain in effect until the Termination Date, subject to certain exceptions.

Other Provisions. The Securities Purchase Agreement contains customary representations, warranties, covenants and other agreements of each of the parties thereto.

Amendment to Rights Agreement

On February 24, 2015, the parties to our existing Investors’ Rights Agreement, dated September 18, 2013, or Rights Agreement, entered into an amendment to the Rights Agreement to (i) provide that the Investor is now party to and bound by the Rights Agreement, (ii) alter the thresholds surrounding registration rights of the stockholders who are party to the Rights Agreement, and (iii) eliminate the termination period of the Rights Agreement.

Alliance Agreement

In connection with the Securities Purchase Agreement, we entered into an amendment of the Mercer Exchange Software as a Service Agreement, or Alliance Agreement, with Mercer Health & Benefits LLC, a Delaware limited liability company and an affiliate of the Investor, or Mercer Health. The amendment to the Alliance Agreement, among other things, expands certain terms and conditions of the existing relationship between our company and Mercer Health.

The description of the Securities Purchase Agreement, Warrant, Right of First Offer Agreement and the amendment to the Rights Agreement, collectively, the Transaction Documents, is qualified in its entirety by reference to the full and complete terms of such agreements, which are filed as exhibits hereto and incorporated herein by reference. The representations, warranties and covenants contained in the Transaction Documents are made only for purposes of that agreement and as of specific dates, are solely for the benefit of the parties to such Transaction Documents, may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the parties to the Transaction Documents or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Transaction Documents, and such subsequent information may not be fully reflected in public disclosures by the parties to the Transaction Documents.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2015 Annual Meeting of Stockholders currently scheduled to be held on June 12, 2015 which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Our board of directors has determined that of the members of the Audit Committee, Messrs. Pelzer, Swad and Dennerline are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission regulation and the NASDAQ Stock Market listing rules. Our board has also determined that the Mr. Pelzer is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2014 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2012 Stock Plan, as amended	1,370,413	$4.95	1,966,602
Amended and Restated 2000 Stock Option Plan	1,732,838	$6.24	—

Total	3,103,251	$5.67	1,966,602

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

(b) Exhibits

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	—	—	—	Filed herewith

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015.	—	—	—	Filed herewith

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.8	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.9	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.10	Employment Agreement, dated November 16, 2011, by and between Benefitfocus.com, Inc. and Milton A. Alpern.#	S-1	333-190610	10.10	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.13	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.14	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.15	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.†	S-1	333-190610	10.15	August 14, 2013

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.16	Master Guidance Line of Credit Agreement between Benefitfocus.com, Inc. and NBSC, a division of Synovus Bank, dated as of November 21, 2012 and the form of the Security Agreement and Promissory Notes thereunder.†	S-1	333-190610	10.16	August 14, 2013

10.17	Loan and Security Agreement between Silicon Valley Bank, Benefitfocus.com, Inc., Benefit Informatics, Inc., and Benefitfocus, Inc., dated as of August 27, 2013.	S-1/A	333-190610	10.17	September 5, 2013

10.18	Second Amendment Agreement between Silicon Valley Bank, Benefitfocus.com, Benefit Informatics, Inc., and Benefitfocus, Inc., dated December 10, 2013.	8-K	—	10.18	December 12, 2013

10.19	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.20	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	—	—	—	Filed herewith

10.21	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	—	—	—	Filed herewith

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.
†	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefitfocus, Inc.

Date: February 27, 2015	By:	/s/ Milton A. Alpern
Milton A. Alpern
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Mason R. Holland, Jr. Mason R. Holland, Jr.	Chairman of the Board of Directors	February 27, 2015

/s/ Shawn A. Jenkins Shawn A. Jenkins	President and Chief Executive Officer (principal executive officer) and Director	February 27, 2015

/s/ Milton A. Alpern Milton A. Alpern	Chief Financial Officer (principal financial and accounting officer)	February 27, 2015

/s/ Douglas A. Dennerline Douglas A. Dennerline	Director	February 27, 2015

/s/ Joseph P. DiSabato Joseph P. DiSabato	Director	February 27, 2015

/s/ Ann H. Lamont Ann H. Lamont	Director	February 27, 2015

/s/ A. Lanham Napier A. Lanham Napier	Director	February 27, 2015

/s/ Francis J. Pelzer V Francis J. Pelzer V	Director	February 27, 2015

/s/ Stephen M. Swad Stephen M. Swad	Director	February 27, 2015

BENEFITFOCUS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Benefitfocus, Inc.

We have audited the accompanying consolidated balance sheets of Benefitfocus, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benefitfocus, Inc. at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 27, 2015

BENEFITFOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$51,074	$65,645
Marketable securities	5,135	13,168
Accounts receivable, net	21,311	23,668
Prepaid expenses and other current assets	4,242	4,322

Total current assets	81,762	106,803
Property and equipment, net	54,021	27,444
Intangible assets, net	951	1,256
Goodwill	1,634	1,634
Other non-current assets	1,650	2,474

Total assets	$140,018	$139,611

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$5,589	$4,354
Accrued expenses	9,171	3,911
Accrued compensation and benefits	17,374	14,183
Deferred revenue, current portion	20,384	15,158
Financing and capital lease obligations, current portion	4,197	4,288

Total current liabilities	56,715	41,894

Deferred revenue, net of current portion	74,126	65,063
Revolving line of credit	17,657	5,757
Financing and capital lease obligations, net of current portion	32,240	14,263
Other non-current liabilities	2,103	1,202

Total liabilities	182,841	128,179

Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 25,608,937 and 24,495,651 shares issued and outstanding at December 31, 2014 and 2013, respectively	26	24
Additional paid-in capital	223,409	214,487
Accumulated deficit	(266,258)	(203,079)

Total stockholders’ (deficit) equity	(42,823)	11,432

Total liabilities and stockholders’ (deficit) equity	$140,018	$139,611

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$137,420	$104,752	$81,739
Cost of revenue	87,470	62,411	44,400

Gross profit	49,950	42,341	37,339
Operating expenses:
Sales and marketing	48,467	36,072	27,905
Research and development	41,729	23,532	14,621
General and administrative	18,657	10,974	7,494
Change in fair value of contingent consideration	—	(43)	121

Total operating expenses	108,853	70,535	50,141

Loss from operations	(58,903)	(28,194)	(12,802)
Other income (expense):
Interest income	77	46	53
Interest expense on building lease financing obligations	(3,624)	(1,768)	(1,774)
Interest expense on other borrowings	(682)	(381)	(202)
Other expense	(22)	(95)	(64)

Total other expense, net	(4,251)	(2,198)	(1,987)

Loss before income taxes	(63,154)	(30,392)	(14,789)
Income tax expense (benefit)	25	(31)	84

Net loss	$(63,179)	$(30,361)	$(14,873)

Comprehensive loss	$(63,179)	$(30,361)	$(14,873)

Net loss per common share:
Basic and diluted	$(2.51)	$(2.99)	$(3.09)

Weighted-average common shares outstanding:
Basic and diluted	25,207,099	10,144,243	4,812,632

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common Stock, No Par Value		Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2011	4,805,957	$4,923	—	$—	$—	$(157,368)	$(152,445)
Exercise of stock options	50,410	108	—	—	—	—	108
Repurchase of common stock	(64,020)	(122)	—	—	—	(477)	(599)
Stock-based compensation expense	—	712	—	—	—	—	712
Accretion of customer warrant	—	488	—	—	—	—	488
Net loss	—	—	—	—	—	(14,873)	(14,873)

Balance, December 31, 2012	4,792,347	$6,109	—	$—	$—	$(172,718)	$(166,609)
Exercise of stock options	71,694	168	129,750	—	531	—	699
Issuance of common stock	5,000	68	—	—	—	—	68
Effects of corporate restructuring	(4,869,041)	(7,328)	4,869,041	5	7,323	—	—
Initial public offering, net of issuance costs	—	—	3,000,000	3	70,061	—	70,064
Conversion of redeemable convertible preferred stock	—	—	16,496,860	16	135,461	—	135,477
Stock-based compensation expense	—	537	—	—	665	—	1,202
Accretion of customer warrant	—	446	—	—	446	—	892
Net loss	—	—	—	—	—	(30,361)	(30,361)

Balance, December 31, 2013	—	$—	24,495,651	$24	$214,487	$(203,079)	$11,432
Exercise of stock options	—	—	642,152	1	2,817	—	2,818
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	—	—	15,613	—	(226)	—	(226)
Issuance of common stock for cashless exercise of warrant	—	—	455,521	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	5,588	—	5,588
Accretion of customer warrant	—	—	—	—	744	—	744
Net loss	—	—	—	—	—	(63,179)	(63,179)

Balance, December 31, 2014	—	$—	25,608,937	$26	$223,409	$(266,258)	$(42,823)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(63,179)	$(30,361)	$(14,873)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	9,493	8,172	8,560
Stock-based compensation expense	5,588	1,202	712
Change in fair value and accretion of warrant	744	892	488
Interest accrual on financing obligation	3,624	1,768	1,774
Change in fair value of contingent consideration	—	(17)	188
Provision for doubtful accounts	—	(32)	98
Loss on disposal or impairment of property and equipment	25	65	17
Changes in operating assets and liabilities:
Accounts receivable, net	2,357	(10,264)	(4,411)
Accrued interest on short-term investments	162	—	—
Prepaid expenses and other current assets	833	(1,440)	639
Other non-current assets	824	—	—
Accounts payable	(199)	2,625	862
Accrued expenses	2,469	904	532
Accrued compensation and benefits	3,192	4,521	3,102
Contingent consideration related to acquisition	—	—	(320)
Deferred revenue	14,288	22,701	14,747
Other non-current liabilities	901	331	293

Net cash and cash equivalents (used in) provided by operating activities	(18,878)	1,067	12,408

Cash flows from investing activities
Purchases of short-term investments held to maturity	(12,959)	(13,168)	—
Proceeds from maturity of short-term investments held to maturity	20,830	—	—
Purchases of property and equipment	(9,824)	(8,918)	(6,308)
Proceeds from sale of property and equipment	—	9	—

Net cash and cash equivalents used in investing activities	(1,953)	(22,077)	(6,308)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	70,064	—
Draws on revolving line of credit	14,000	10,757	—
Payments on revolving line of credit	(2,100)	(5,000)	—
Proceeds from notes payable borrowing	—	1,465	4,535
Repayment of notes payable	—	(7,447)	(1,074)
Proceeds from exercises of stock options	2,817	699	108
Proceeds from issuance of common stock (excluding IPO)	—	68	—
Remittance of taxes upon vesting of restricted stock units	(226)	—	—
Repurchases of common stock	—	—	(599)
Payments of contingent consideration	—	(311)	(2,078)
Payments on financing and capital lease obligations	(8,231)	(3,343)	(3,145)

Net cash and cash equivalents provided by (used in) financing activities	6,260	66,952	(2,253)

Net (decrease) increase in cash and cash equivalents	(14,571)	45,942	3,847
Cash and cash equivalents, beginning of year	65,645	19,703	15,856

Cash and cash equivalents, end of year	$51,074	$65,645	$19,703

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquisitions in accounts payable and accrued expenses	$4,226	$524	$—

Property and equipment acquired with financing and capital lease obligations	$21,739	$5,440	$132

Post contract support acquired with financing obligations	$754	$3,872	$—

Supplemental disclosure of cash flow information
Income taxes paid	$38	$169	$40

Interest paid	$2,449	$2,146	$1,973

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

In January 2015, the Company adjusted the estimated expected life of its customer relationship. This change in estimate was the result of analyzing quantitative and qualitative observations in the market and the Company’s business. This change shortens the term over which deferred revenue will be recognized from 10 to 7 years and will be applied prospectively to unamortized professional services fees over the longer of the contract term or the adjusted estimated expected life of the customer relationship.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Cost of Revenue

Cost of revenue primarily consists of employee compensation, professional services, data center co-location costs, networking expenses, depreciation expense for computer equipment directly associated with generating revenue, amortization expense for capitalized software development costs, and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent, additional depreciation and amortization expense, and employee benefit costs, to cost of revenue based on headcount.

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

Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, Aetna, represented 13.3% and 11.3% of the total accounts receivable at December 31, 2014 and 2013, respectively.

No customer represented more than 10% of total revenue for the years ended December 31, 2014 and 2013. Revenue from one customer, Aetna, represented 10.5% of total revenue for the year ended December 31, 2012. Revenue from this customer is reported in the Company’s Carrier segment.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $10 as of December 31, 2014 and 2013.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $1,653 and $800 as of December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment, including capitalized software development costs, are stated at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is recognized over the estimated useful lives of the related assets using the straight-line method.

The estimated useful lives for significant property and equipment categories are generally as follows:

Computers and related equipment	3-7 years
Furniture and fixtures	7 years
Other equipment	5-12 years
Purchased software and licenses	1-7 years
Vehicles	5 years
Buildings	30 years
Leasehold improvements	Lesser of estimated useful life of asset or lease term

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

Capitalized Software Development Costs

The Company capitalizes certain costs related to its software developed or obtained for internal use. Costs related to preliminary project activities and post-implementation activities are expensed as

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life which is three years. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Identifiable Intangible Assets

Identifiable intangible assets with finite lives are recorded at their fair values at the date of acquisition and are amortized on a straight-line basis over their respective estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The estimated remaining useful lives used in computing amortization range from 1 to 4 years.

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

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing a two-step approach to testing goodwill for impairment for each reporting unit. The reporting units are determined by the components of the Company’s operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs the impairment test by applying a fair-value-based test. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

As part of determining its reporting units, the Company has identified two operating segments, Employer and Carrier. To determine the fair value of the Company’s reporting units, the Company has used a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. Significant judgments inherent in this analysis include the determination of an appropriate discount rate, estimated terminal value and the amount and timing of expected future cash

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

flows. The Company may also determine fair value of its reporting units using a market approach by applying multiples of earnings of peer companies to its operating results.

Financing Obligations

In its build-to-suit lease arrangements where the Company is involved in the construction of its buildings, the Company is deemed the owner for accounting purposes during the construction period. The Company records an asset for the amount of the total project costs in Property and Equipment, net and the related financing obligation in Financing and Capital Lease Obligations on the Consolidated Balance Sheet. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets which are owned for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and as interest expense.

Financing obligations also include liabilities for service agreements related to property and equipment under capital leases.

Sales Commissions

Sales commissions are expensed when the sales contract is executed by the customer.

Advertising

The Company expenses advertising costs as they are incurred. Direct advertising costs for 2014, 2013, and 2012 were $394, $265, and $257, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Stock-Based Employee Compensation

Stock-based employee compensation is measured based on the grant-date fair value of the awards and recognized in the Consolidated Statements of Operations and Comprehensive Loss over the period during which the award holder is required to perform services in exchange for the award, which is the vesting period. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. Compensation costs related to restricted stock units (‘RSUs’) is recorded based on the market price on the grant date. The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock in the periods preceding the IPO, the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of stock-based compensation expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock awards and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2014, 2013, and 2012 basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity recognize revenue to depict the transfer of promised

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This statement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position and results of operations.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2014	2013	2012
Redeemable convertible preferred stock:
Series A	—	—	14,055,851
Series B	—	—	2,441,009
Restricted stock units	720,370	97,700	—
Stock options	2,382,881	3,058,795	3,121,064
Warrant to purchase common stock	—	500,000	500,000

Total anti-dilutive common share equivalents	3,103,251	3,656,495	20,117,924

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(63,179)	$(30,361)	$(14,873)

Net loss attributable to common stockholders	$(63,179)	$(30,361)	$(14,873)

Denominator:
Weighted-average common shares outstanding, basic and diluted	25,207,099	10,144,243	4,812,632

Net loss per common share, basic and diluted	$(2.51)	$(2.99)	$(3.09)

4. Marketable Securities

Marketable securities consist of corporate bonds and are classified as held-to-maturity. The amortized cost basis and net carrying amount of marketable securities was $5,135 and $13,168 and the aggregate fair value, determined by Level 2 inputs, was $5,134 and $13,166, as of December 31, 2014 and 2013, respectively. The gross unrealized holding gains were $0 and $0 and the gross

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

unrealized losses were $1 and $2, as of December 31, 2014 and 2013, respectively. Corporate bonds held in marketable securities have contractual maturities of between 1 and 3 months as of December 31, 2014.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of December 31:

	2014	2013
Aggregate fair value of investments with unrealized losses (1)	$5,135	$1,281
Aggregate amount of unrealized losses	(1)	(2)

(1)	Investments have been in a continuous loss position for less than 12 months

5. Fair Value Measurement

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities, and accrued compensation and benefits, approximate fair value due to their short-term nature. The carrying value of the Company’s financing obligations and revolving line of credit approximates fair value, considering the borrowing rates currently available to the Company for financing obligations with similar terms and credit risks.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of December 31, 2014 and 2013.

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$50,695	$—	$—	$50,695

Total assets	$50,695	$—	$—	$50,695

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$65,443	$—	$—	$65,443

Total assets	$65,443	$—	$—	$65,443

(1)	Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the year ended December 31, 2013 (no such assets in 2014):

2013
Balance of contingent consideration at beginning of period	$328
Change in fair value	(43)
Accretion of discount	26
Payment	(311)

Balance of contingent consideration at end of period	$—

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

6. Property and Equipment

Property and equipment consists of the following as of December 31:

	2014	2013
Building, leased	$7,965	$7,965
Computers and related equipment	18,871	13,954
Purchased software and licenses	20,392	17,556
Software developed	18,397	16,182
Furniture and fixtures	3,834	2,717
Leasehold improvements	3,334	1,730
Other equipment	2,009	1,922
Vehicles	111	111
Construction in progress	24,296	1,781

Total property and equipment, at cost	99,209	63,918

Accumulated depreciation and amortization	(45,188)	(36,474)

Property and equipment, net	$54,021	$27,444

Depreciation and amortization expense on property and equipment was $9,188, $7,849 and $8,225, for the years ended December 31, 2014, 2013 and 2012, respectively. Property and equipment at December 31, 2014 and 2013 includes fixed assets acquired under capital lease agreements of $8,569 and $8,463, respectively. Accumulated depreciation of assets under capital leases totaled $1,521 and $2,033 as of December 31, 2014 and 2013, respectively. Amortization of assets under capital leases is included in depreciation expense.

During 2012, the Company determined it was no longer probable that certain software developed for internal use and certain purchased software would produce expected cash flows for the remainder of their respective useful lives. As a result, the Company recognized an impairment charge related to these long-lived assets totaling $1,051 in the Employer segment, for the year ended December 31, 2012.

The Company capitalized software development costs of $2,215 and $2,751 for the years ended December 31, 2014 and 2013, respectively. Amortization of capitalized software development costs totaled $2,257, $2,618 and $3,145 during the years ended December 31, 2014, 2013 and 2012, respectively. The net book value of capitalized software development costs was $4,134 and $4,101 at December 31, 2014, and 2013, respectively.

7. Goodwill and Intangible Assets

The Company’s goodwill balance of $1,634 is solely attributable to the Employer reporting unit. There have been no changes in the carrying amount of goodwill in the years ended December 31, 2014 and 2013.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Information regarding the Company’s acquisition-related intangible assets is as follows:

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(212)	$28	0.6
Customer agreements	2,060	(1,137)	923	3.6
Non-compete agreements	126	(126)	—	—

Total	$2,426	$(1,475)	$951	3.5

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(164)	$76	1.6
Customer agreements	2,060	(880)	1,180	4.6
Non-compete agreements	126	(126)	—	—

Total	$2,426	$(1,170)	$1,256	4.4

Amortization expense of acquisition-related intangible assets for the years ended December 31, 2014, 2013 and 2012 was $305, $323 and $335, respectively. As of December 31, 2014, expected amortization expense for the intangible assets for each of the next five years and thereafter was as follows:

2015	$286
2016	257
2017	257
2018	151
2019	—

Total	$951

There were no impairments of intangible assets during the years ended December 31, 2014, 2013 and 2012.

8. Revolving Line of Credit and Notes Payable

During 2013, the Company transitioned its general business financing from its existing master credit facility to a revolving line of credit at a different bank.

At January 1, 2013, the Company had a $6,000 master credit facility under which two senior secured promissory notes totaling $4,535 were outstanding (“Credit Facility Notes”). In March 2013 and June 2013, the Company borrowed an additional $874 and $591, respectively, under two additional senior secured

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

promissory notes bearing interest at fixed annual rates ranging from 3.6% to 3.7% and repayable in equal monthly installments of principal and interest through dates ranging from December 2015 to July 2016.

On August 27, 2013, the Company entered into a loan and security agreement with Silicon Valley Bank for a revolving line of credit of up to $35,000 for working capital, to fund general business requirements, and to repay the indebtedness under the master credit facility and other senior secured promissory notes.

In August 2014, the borrowing limit under the Company’s line of credit increased from $15,000 to $35,000 in accordance with the terms of the agreement as amended on December 10, 2013. Borrowing capacity under the line of credit is subject to a borrowing base limit that is a function of the Company’s monthly recurring revenue as adjusted to reflect lost customer revenue during the previous quarter. Therefore, credit available under the line of credit may be less than the specified limit.

Advances can be designated as LIBOR advances or prime rate advances. LIBOR advances bear interest at 2.75% plus the greater of 0.50% or current LIBOR for the applicable period, generally 30 days, adjusted for certain regulatory reserve requirements. The LIBOR rate is adjusted approximately monthly. Prime Rate advances bear interest at the prime rate as published in the Wall Street Journal. The line of credit has an annual commitment fee of $70 and an unused line of credit fee of a rate of 0.20% per year.

The Company made customary affirmative and negative covenants in connection with the loan and security agreement, including financial covenants related to liquidity and revenue growth. In the event of a default, Silicon Valley Bank may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of the Company’s tangible and intangible assets, including any proceeds of intellectual property (but not the underlying intellectual property itself), and the Company has agreed not to encumber any of its intellectual property without Silicon Valley Bank’s prior written consent. As of December 31, 2014, the Company was in compliance with the covenants.

On August 30, 2013, the Company borrowed $5,757 under this line of credit, which it used to repay all of the amounts outstanding under its master credit facility and two senior promissory notes with its previous lender. In September 2013, the Company borrowed and repaid an additional $5,000 under this line of credit.

In June 2014, the Company borrowed $7,000 under its line of credit, which was used to fund the general operations of the Company. In December 2014, the Company borrowed an additional $7,000 to fund the general operations of the Company and repaid $2,100 under its line of credit.

As of December 31, 2014, the amount outstanding under this line of credit was $17,657 and the amount available to borrow was $12,507. The amount outstanding, which represents principal and currently bears interest at 3.25%, is due August 27, 2016. No other amounts are due in any other year.

9. Commitment and Contingencies

Operating Lease Commitments

In September 2014, the Company entered into an amendment to its operating lease for office space in Greenville, South Carolina. The amendment expands the space leased, extends the term of the lease for five years to February 2020, and grants the Company the right to extend the lease for five

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

additional one-year periods. The amended lease contains a free-rent period and a provision for escalating rent payments. Accordingly, rent expense will be recognized on a straight-line basis over the lease term. Monthly lease payments under the amended lease will begin February 2015. Expenses under this lease will total approximately $95 per quarter.

In February 2013, the Company entered into an amendment to a 2009 operating lease for additional office space. The lease commenced January 1, 2014 and will terminate in 2024 as stated in the original agreement.

In August 2013, the Company entered into an amendment to a 2012 office lease agreement for its facility in Tulsa, Oklahoma. Under the terms of the lease agreement, the Company has committed to extend its lease term to April 2015.

The Company also leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2017 and 2029. Some of the leases provide for renewal terms at the Company’s option. Certain future minimum lease payments due under these operating lease agreements contain free rent periods or escalating rent payment provisions. These leases generally do not contain purchase options. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.

Rent expense totaled $4,099, $2,517 and $1,946 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments are as follows:

Operating Leases
Year Ending December 31,
2015	$3,857
2016	3,912
2017	3,934
2018	3,747
2019	3,841
Thereafter	20,110

Total minimum lease payments	$39,401

Financing and Capital Lease Obligations

The Company has entered into various capital lease arrangements to obtain property and equipment for operations. These agreements range from 12 months to 5 years with interest rates ranging from 3.0% to 12.4%. The leases are secured by the underlying leased property and equipment.

In September 2014, the Company entered into an agreement for support services for call hosting. The Company recorded this agreement as a financing obligation. Total payments under this one-year agreement total $150. As of December 31, 2014, financing obligations include $113 under this agreement.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

In April 2014, the Company entered into a lease with a 3-year term for data processing equipment and software. The total payments under the lease are $3,779, including a down payment of $1,340 and aggregate monthly payments of $2,439. The lease provides for a bargain purchase option at the end of its 3 year term. As of December 31, 2014, capital lease obligations include amounts under this lease of $1,803.

Related to the April 2014 capital lease, the Company recorded a financing obligation for support services for data processing equipment. Total payments under this three-year arrangement are $629, including a down payment of $223 and aggregate monthly payments of $406. As of December 31, 2014, financing obligations include $300 under this agreement.

In November 2013, the Company entered into a lease with a term of 3 years to finance data processing equipment and software. The total payments under the lease are $4,160. The present value of the lease payments exceeds the fair value of assets leased at inception. The Company accounts for this arrangement as a capital lease. As of December 31, 2014 and 2013, capital lease obligations include amounts under this lease of $2,355 and $3,988, respectively.

Related to the November 2013 capital lease, the Company entered into a 3 year financing obligation for support services of data and processing equipment. The total payments under the arrangement are $4,039. The Company accounts for this arrangement as a financing obligation. As of December 31, 2014 and 2013, financing obligations include $2,287 and $3,872, respectively, under this agreement.

In March 2013, the Company entered into a lease with a term of 3 years to finance data processing equipment and software. The total payments under the lease are $1,117. The lease provides for a bargain purchase option at the end of its term. The Company accounts for this arrangement as a capital lease. As of December 31, 2014 and 2013, capital lease obligations include amounts under this lease of $448 and $785, respectively.

The Company entered into additional various leases with terms ranging from one year or less to five years to finance data processing equipment and software. The leases contain terms that either provide for the title to pass to the Company at the end of its term, or the lease term exceeds 75% of economic life of the asset, or the present value of the minimum lease payments exceeds 90% of the fair value of assets leased. The Company accounts for these arrangements as capital leases. As of December 31, 2014 and 2013, capital lease obligations include amounts under these leases of $135 and $216, respectively.

In 2011, the Company entered into a lease with a term of 3 years to finance data processing equipment. The lease provides for a bargain purchase option at the end of the term. The total payments under the lease are $3,005. The Company accounts for this arrangement as a capital lease. As of December 31, 2014 and 2013, capital lease obligations include amounts under this lease of $0 and $465, respectively.

Financing obligations were $31,697 and $13,097, as of December 31, 2014 and 2013, respectively, and consist of obligations for build-to-suit lease arrangements and the support components of a software financing arrangement. The aggregate amount of future minimum payments for financing obligations was $89,901 at December 31, 2014 which includes aggregate payments of $14,357 related to the headquarters building build-to-suit arrangement and $72,754 related to assets

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

under construction under a build-to-suit lease entered into in December 2013. Details of the build-to-suit lease arrangements are disclosed in Note 15 “Related Parties.” Financing Obligations are allocated as follows:

	As of December 31,
	2014	2013
Headquarters building, build-to-suit	$8,873	$9,023
Software support	2,700	3,872
Construction in progress, build-to-suit	20,124	202

Total financing obligations	$31,697	$13,097

Less: current portion	(1,720)	(1,702)

Financing obligations, net of current portion	$29,977	$11,395

Future minimum lease payments are as follows:

	Capital Leases	Financing Obligations
Year Ending December 31,
2015	$2,621	$7,462
2016	1,998	7,185
2017	323	6,265
2018	2	6,407
2019	—	6,599
Thereafter	—	55,983

Total minimum lease and financing obligation payments	4,944	$89,901

Less: imputed interest	(204)
Less: current portion	(2,477)

Capital lease obligations, net of current portion	$2,263

Contractual Commitments

In December 2013, the Company entered into a 15 year lease for additional office space at its Charleston, South Carolina campus. Under the build-to-suit arrangement, the leased premises will be constructed by and leased from an entity with which two of the Company’s significant stockholders and executives are affiliated. The lease payments will commence in January 2015. The total minimum payments under the arrangement are $81,487 based on an estimated rentable area of approximately 145,000 square feet. In connection with the lease, the Company entered into an option to lease space in two additional adjacent buildings. The option term is 36 months and requires the Company to incur costs annually prior to the exercise of the option in the amount of up to $466 per year. If the Company terminates the option or does not exercise the option prior to expiration it will incur termination fees pro-rated through the dates of termination or expiration. The maximum liability for termination fees is $757. The commitment for the lease and pro-rated termination fees is not accrued in the consolidated balance sheet of the Company. Had the Company terminated the options effective December 31, 2014, the liability for the termination fee would have been $265. The pro-rated commitment for the annual option expense is accrued in other non-current liabilities in the balance sheet. The minimum

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

lease payments related to this lease have been excluded from the future minimum lease payment schedule above.

The Company also has $5,001 of non-cancellable contractual commitments as of December 31, 2014 related to the purchase of software and colocation services. These commitments are not accrued in the consolidated balance sheet of the Company.

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

10. Stock-Based Compensation

Employee Stock-based Compensation Plan

The Company maintains the Amended and Restated Benefitfocus.com, Inc. 2000 Stock Option Plan (the “2000 Plan”) and the Benefitfocus.com, Inc. 2012 Stock Plan, as amended (the “2012 Plan”), pursuant to which the Company has reserved 5,069,853 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, non-statutory stock options, stock bonuses, stock purchase rights, stock appreciation rights, and restricted stock units and awards. No new awards will be issued under the 2000 Plan as of the effective date of the 2012 Plan. Outstanding awards under the 2000 Plan continue to be subject to the terms and conditions of the 2000 Plan. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date, were added to the reserves of the 2012 Plan. As of December 31, 2014, the Company had 1,966,602 shares allocated to the 2012 Plan, but not yet issued.

The terms of the stock-based award grants, including the exercise price per share and vesting periods, are determined by the Chairman of the Board who is delegated the authority by the Company’s board of directors. Stock options are granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant. The grant date value of restricted stock units is equal to the closing price of the Company’s stock on the date of grant, or, if not a trading day, the closing price of the previous trading day. Generally, the Company issues previously unissued shares for the exercise of stock options or exchange of restricted stock units; however, previously acquired shares may be reissued to satisfy future issuances. The options and restricted stock unit awards typically vest quarterly over a four-year period. The options expire 10 years from the grant date. Compensation expense for the fair value of the stock-based awards at their grant date is recognized ratably over the vesting schedule.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The Company has issued two types of awards under these plans: options and restricted stock units. The following table sets forth the number of awards outstanding for each award type is as follows:

	Outstanding at December 31,
Award type	2014	2013	2012
Stock options	2,382,881	3,058,795	3,121,064
Restricted stock units	720,370	97,700	—

Stock-based compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31:

	2014	2013	2012
Cost of revenue	$986	$274	$195
Sales and marketing	1,395	171	68
Research and development	1,376	255	130
General and administrative	1,831	502	319

	$5,588	$1,202	$712

The total compensation cost related to non-vested awards not yet recognized as of December 31, 2014 was $23,767 and will be recognized over a weighted-average period of approximately 3.4 years.

Restricted Stock Units

During 2014, the Company granted restricted stock units under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments generally over 4 years from the grant date. The fair value of the stock at the time of grant is amortized based on a straight-line basis over the period of vesting. Income tax benefits resulting from vesting of restricted stock are recognized in the period the unit is exchanged to the extent the expense has been recognized.

The summary of unvested restricted stock units is as follows:

	Restricted stock units	Weighted average grant date fair value
Unvested at December 31, 2013	97,700	$48.31
Granted	679,587	37.97
Forfeited	(33,175)	46.87
Vested	(23,742)	48.23

Unvested at December 31, 2014	720,370	$38.63

As of December 31, 2014, the number and intrinsic value of restricted stock units expected to vest was 662,186 and $21,746, respectively. The aggregate fair value of restricted stock units vested during the year ended December 31, 2014 was $661. No restricted stock units vested during 2013 or 2012.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Stock options

The following is a summary of the option activity for the year ended December 31, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2013	3,058,795	$6.75
Granted	—	—
Exercised	(642,152)	4.39
Forfeited	(31,664)	9.98
Expired	(2,098)	1.38

Outstanding balance at December 31, 2014	2,382,881	$7.39	4.0	$60,652

Exercisable at December 31, 2014	2,064,624	$6.84	3.4	$53,690

Vested and expected to vest at December 31, 2014	2,374,256	$7.37	4.0	$60,465

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2014, 2013, and 2012 was $23,397, $6,448 and $293, respectively.

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the per share fair value as a private company, risk-free interest rate, expected life, expected stock price volatility and dividend yield. Prior to the IPO, the Company was a private company with no active public market for its common stock. The Company has periodically determined for financial reporting purposes the estimated per share fair value of its common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation.” When determining the fair market value of its common stock, the Company considered what it believes to be comparable publicly traded companies, discounted free cash flows, and an analysis of its enterprise value. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The Company has a limited history of trading as a public company, therefore expected volatility was based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company’s history of not paying dividends.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, (No options granted in 2014):

	2013	2012
Risk-free interest rate	1.0% - 1.7%	0.8% - 1.2%
Expected term (years)	6.08	6.08
Expected volatility	52%	53% - 55%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$7.71	$4.24

11. Stockholders’ Deficit

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

At December 31, 2014, the Company had reserved a total of 5,069,853 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	2,382,881
Restricted stock units	720,370
Possible future issuance under stock option plans	1,966,602

Total common shares reserved for future issuance	5,069,853

During 2009, in connection with a new five-year contract executed with a major customer, the Company issued a warrant to the customer for the right to purchase 500,000 shares of common stock at $5.48 per share. The warrant was issued from the incentive stock option pool of shares approved by the Company’s board of directors and had a term of 10 years. Under the terms of the warrant, the warrant expires in 10 years. The customer was originally entitled to exercise the warrant in its entirety in 9.5 years. Earlier exercise rights for all or part of the warrants are triggered under certain conditions, the most relevant of which are, on or after the third anniversary date of the issuance date if an IPO has occurred and immediately prior to the closing of a defined Corporate Transaction. In the event the customer cancels the contract prior to the end of the five-year term, one half of the warrants would have been forfeited. In March 2013, the Company made this warrant fully exercisable. In March 2014, the customer exercised the warrant through a cashless exercise in accordance with the warrant’s terms. The Company issued 455,521 shares to satisfy its obligation under the warrant.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The Company used an option pricing model to determine the fair value of the common stock warrant. Significant inputs included an estimate of the fair value of the Company’s common stock, the remaining contractual life of the warrant, an estimate of the probability and timing of a liquidity event, a risk-free rate of interest and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. The value of the exercisable portion of the warrant is not dependent on the customer’s fulfillment of the contract and was measured on the issuance date, with the total fair value at issuance being recognized as a reduction to revenue over the contract period on the straight line basis. The remaining half of the warrant that was dependent on contract fulfillment by the customer was re-measured each quarter, with the resulting increment or decrement in value recognized as a revenue reduction on the straight line basis beginning in the quarter of the revaluation through the end of the contract. The related reduction of revenue during the years ended December 31, 2014, 2013 and 2012 was $744, $892, and $488, respectively. As of October 31, 2014, the fair value of the warrant had been fully recognized.

12. Employee Benefit Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan after one day of service and upon attainment of age 21, and may elect to defer an amount or percentage of their annual compensation up to amounts prescribed by law. The Company makes discretionary matching contributions to employee plan accounts. During each of the years ended December 31, 2014, 2013 and 2012, the Company matched 50% of the employees’ contribution, with the match limited to 3% of qualifying compensation. Employee vesting in matching company contributions occurs at a rate of 20% per year after achieving two years of service. Starting in 2014, employees vesting in company contributions began after one year of service. During the years ended December 31, 2014, 2013, and 2012, employer matching contributions were $2,083, $1,339 and $1,013, respectively.

13. Income Taxes

The Company files income tax returns in the U.S. for federal and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years 2007 through 2013 as well as state income tax examinations for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax expense (benefit) for the years ended December 31:

	2014	2013	2012
Current:
Federal	$—	$—	$—
State and local	25	(31)	84

Total current expense (benefit)	$25	$(31)	$84

Deferred:
Federal	$—	$—	$—
State and local	—	—	—

Total deferred taxes	$—	$—	$—

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows for the years ended December 31:

	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal benefit	4.8%	3.2%	3.5%
Change in tax rates	0.4%	0.4%	2.6%
State tax credits	0.4%	0.9%	0.0%
Change in valuation allowance	(39.3%)	(33.5%)	(38.7%)
Uncertain tax positions	0.0%	(0.9%)	0.0%
Contingent consideration amortization	0.0%	0.0%	(0.4%)
Stock-based compensation	(0.2%)	(0.9%)	(1.2%)
Other permanent items	(0.1%)	(0.4%)	(0.4%)
Deferred tax true-up	0.0%	(2.7%)	0.0%

Income tax provision effective rate	0.0%	0.1%	(0.6%)

The significant components of the Company’s deferred tax asset and liability were as follows as of December 31:

	2014	2013
Deferred tax assets relating to:
Net operating loss carryforwards	$26,132	$15,553
Deferred revenue	23,612	16,779
Commissions and incentive accrual	1,771	463
Deferred rent	816	1,027
State tax credits	3,195	2,961
Stock-based compensation	1,993	1,615
Compensation and other accruals	3,964	1,361

Total gross deferred tax assets	61,483	39,759
Deferred tax liabilities:
Prepaid expenses	$—	$(727)
Property and equipment, financing obligations and intangible assets	(2,514)	(4,610)

Total gross deferred tax liabilities	(2,514)	(5,337)

Deferred tax assets less liabilities	58,969	34,422
Less: valuation allowance	(58,969)	(34,422)

Net deferred tax asset (liability)	$—	$—

As of December 31, 2014 and 2013, the Company’s gross deferred tax was reduced by a valuation allowance of $58,969 and $34,422 respectively.

The valuation allowance increased by $24,547 and $10,191 during the years ended December 31, 2014 and 2013, respectively. The valuation allowance increase resulted primarily from changes in the deferred tax assets related to the net operating loss carryforwards and deferred revenue.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the future. In recognition of this risk, the Company has provided a full valuation allowance on the deferred tax assets relating to net operating loss carryforwards. The Company’s $30,749 of federal and state net operating losses include excess tax benefits related to deductions from the exercise of nonqualified stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, $5,024 of benefits from these deductions will be recorded as adjustments to taxes payable and additional paid-in-capital.

Net operating loss carryforwards for federal income tax purposes were approximately $68,235 and $41,374 at December 31, 2014 and 2013, respectively. State net operating loss carryforwards were $61,583 and $33,665 at December 31, 2014 and 2013, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2033, if not utilized. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to historical and future ownership changes.

South Carolina jobs tax credit and headquarters tax credit carryovers of $5,277 and $4,497 were available at December 31, 2014 and 2013, respectively. Headquarters credits are expected to be used to offset future state income tax license fees. The credits expire in various amounts during 2020 through 2028.

The Company follows FASB ASC 740-10 for accounting for unrecognized tax benefits. As of December 31, 2014, the Company had gross unrecognized tax benefits of $437.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the year ended December 31, 2014 and 2013 (no unrecognized tax benefits in 2012):

	2014	2013
Balance at beginning of year	$437	$—
Additions based on tax positions related to the current year	—	—
Additions for tax positions in prior years	—	437
Reductions for tax positions of prior years	—	—
Reductions for tax positions due to lapse of statute	—	—
Settlements	—	—

Balance at end of year	$437	$437

At December 31, 2014 and 2013, none of the $437 liabilities for unrecognized tax benefits could impact the Company’s effective tax rate, if recognized. The Company does not expect the unrecognized tax benefits to change within the next twelve months.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

The Company is subject to U.S. income taxes, as well as various taxes state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before the tax year ended December 31, 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period.

14. Segments and Geographic Information

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

During 2014, the Company changed how it evaluates its operating segments. It no longer reports operating income by segment to the CODM. Segments are evaluated based on gross profit. The Company does not allocate interest income, interest expense or income tax expense by segment. Accordingly, the Company does not report such information. Additionally, Employer and Carrier segments share the majority of the Company’s assets. Therefore, no segment asset information is reported.

	Year Ended December 31,
	2014	2013	2012
Revenue from external customers by segment:
Employer	$62,016	$40,656	$23,760
Carrier	75,404	64,096	57,979

Total net revenue from external customers	$137,420	$104,752	$81,739

Depreciation and amortization by segment:
Employer	$4,392	$3,035	$2,337
Carrier	5,101	5,137	6,223

Total depreciation and amortization	$9,493	$8,172	$8,560

Gross profit by segment
Employer	$16,186	$13,316	$9,810
Carrier	33,764	29,025	27,529

Total gross profit by segment	$49,950	$42,341	$37,339

Substantially all assets were held and all revenue was generated in the United States during the years ended December 31, 2014, 2013 and 2012.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

15. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of two non-cancellable leases from an entity with which two of the Company’s directors, significant stockholders, and executives are affiliated. The Company’s headquarters building is accounted for as a build-to-suit lease and recorded as a financing obligation in the Consolidated Balance Sheets. Additional office space is accounted for as an operating lease. Both the financing obligation and the operating lease have 15-year terms which started in 2006 and 2009, respectively. The Company has an option to renew the leases for five additional years. The arrangements provide for 3.0% fixed annual rent increases.

In February 2013, the Company entered into an amendment to a 2009 operating lease agreement. Under terms of the agreement, the Company committed to rent additional space under the agreement. Payments for the additional space commenced in January 2014.

Furthermore, as disclosed in Note 9 “Commitments and Contingencies”, the Company entered into a 15-year build-to-suit lease in December 2013 for additional office space to expand its headquarters campus. The leased premises are being constructed and leased from an entity with which two of the Company’s significant stockholders and executives are affiliated. Because the Company is involved extensively in the construction of the premises and is deemed the “owner” for accounting purposes during the construction period, it is required to capitalize the project costs during the construction on its Consolidated Balance Sheet. The lease will commence in January 2015. As of December 31, 2014, financing obligations included $20,124 related to this build-to-suit lease.

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

Payments related to these agreements were $5,634, $3,729, and $3,834 for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts due to the related parties were $1,807 and $268 as of December 31, 2014 and 2013, respectively. Amounts due to the related parties were recorded as $949 in “Accounts Payable” and $858 in “Accrued Expenses” as of December 31, 2014 and $268 in “Accounts Payable” as of December 31, 2013.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Related Party Travel Expenses

The Company utilizes the services of a private air transportation companies that are owned and controlled by one of the Company’s significant stockholders and executives. Expenses related to these companies were $438, $345 and $125 for the years ended December 31, 2014, 2013 and 2012 respectively, and consist of air travel related to the operations of the business. Amounts due to the related party were $44 as of December 31, 2014 and $25 as of December 31, 2013.

16. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended December 31, 2014 and 2013.

	Quarter Ended
	December 31, 2014 (b)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Consolidated Statements of Operations Data:
Revenue	$40,187	$34,200	$32,337	$30,696	$30,256	$26,317	$24,332	$23,847
Gross profit	16,335	10,845	11,300	11,470	10,783	10,146	10,010	11,402
Total operating expenses	28,241	28,607	28,711	23,294	18,474	16,504	19,091	16,466
Operating loss	(11,906)	(17,762)	(17,411)	(11,824)	(7,691)	(6,358)	(9,081)	(5,064)
Net loss	$(13,689)	$(18,888)	$(18,200)	$(12,402)	$(8,282)	$(6,836)	$(9,628)	$(5,615)
Net loss per common share (a)	(0.54)	(0.74)	(0.72)	(0.51)	(0.34)	(1.08)	(2.00)	(1.17)
Weighted-average common shares outstanding— basic and diluted	25,569,203	25,503,194	25,200,093	24,541,359	24,474,566	6,320,731	4,809,518	4,798,043

(a)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with per share amounts for the year.

(b)	During the fourth quarter of 2014, the Company recorded a cumulative adjustment to correct prior period errors that related to an overstatement of amortization of certain capitalized software costs. The impact of these items on the Company’s Consolidated Statement of Operations decreased cost of revenue, increased gross profit, and decreased loss from operations, loss before income taxes, and net loss by $628. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period Consolidated Financial Statements.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

17. Subsequent Events

Restricted Stock Units

During January 2015, the Company granted 26,050 restricted stock units to employees with an aggregate grant date fair value of $815. These restricted stock units vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of restricted stock units in the period they vest, to the extent the compensation expense has been recognized.

Build-to-Suit Lease

During January 2015, the Company began to occupy the additional office space constructed under the 15-year build-to-suit lease signed in December 2013. During the construction of the premises, the Company was deemed the “owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion, the Company was also deemed the “owner” for accounting purposes. As such, $18,243 included in “Construction-in-Progress” related to the construction of this premises at December 31, 2014, will be allocated to “Buildings, leased.” Any additional capitalizable costs incurred as part of the completion of construction will be allocated to the asset. Also, related to occupying this building, other amounts included in “Construction-in-Progress” at December 31, 2014 will be allocated to the applicable property and equipment category as follows: $2,346 to “Furniture and fixtures,” $2,277 to “Leasehold improvements,” and $764 to “Computers and related equipment.”

Revolving Line of Credit

In February 2015, the Company replaced its existing revolving line of credit (“Revolver”) with a senior revolving line of credit (“Senior Revolver”) with a syndicate of lenders led by the existing lender. Outstanding balances under the Revolver were repaid with proceeds from the Senior Revolver and the Revolver was terminated. The three-year Senior Revolver has a borrowing limit of $60,000. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of the Company’s monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the $60,000 borrowing limit. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on the Company’s liquidity that ranges between 1.0% and 1.5%. The Company is charged for amounts unused under this arrangement at a rate based on its liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

The Company is bound by customary affirmative and negative covenants in connection with the Senior Revolver, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of the Company’s tangible and intangible assets, including intellectual property and the equity of subsidiaries.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

Common Stock

On February 24, 2015, the Company entered into a Securities Purchase Agreement to sell shares of its common stock to Mercer, LLC (“Mercer”), a customer of the Company. Pursuant to the agreement, on the same date, the Company sold 2,817,526 shares of its common stock to Mercer for $26.50 per share or an aggregate of $74,664. At the same time, the Company also issued Mercer a warrant to purchase up to an additional 580,813 shares of its common stock for $26.50 per share at any time during the 30-month term of the warrant. The agreement, among other things, includes certain standstill provisions and prevents Mercer from disposing of its shares of Company common stock until the earlier of December 31, 2017, the expiration or termination of the Mercer Exchange Software as a Service Agreement, as amended between the Company and Mercer Health & Benefits, LLC, the date on which Mercer and its affiliates own less than 75% of the shares it purchased pursuant to the Securities Purchase Agreement, and the date on which Mercer and its affiliates own less than 5% of the outstanding common stock of the Company. The Company received all of the proceeds from this sale of shares and will use the proceeds for working capital and other general corporate purposes.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged To Expense	Additions Charged Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2014	$810	$94	$4,585	$(3,826)	$1,663
Year Ended December 31, 2013	$900	$(22)	$2,315	$(2,383)	$810
Year Ended December 31, 2012	$358	$98	$1,330	$(886)	$900

	Balance at Beginning of Period	Additions Charged To Costs and Expenses (1)	Deductions	Balance at End of Period

Deferred tax asset valuation allowance:
Year Ended December 31, 2014	$34,422	$24,547	$—	$58,969
Year Ended December 31, 2013	$24,231	$10,191	$—	$34,422
Year Ended December 31, 2012	$18,510	$5,721	$—	$24,231

(1)	Increase in valuation allowance is related to the generation of net operating losses and other deferred tax assets.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q		3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	—	—	—	Filed herewith

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015.	—	—	—	Filed herewith

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.8	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.9	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.10	Employment Agreement, dated November 16, 2011, by and between Benefitfocus.com, Inc. and Milton A. Alpern.#	S-1	333-190610	10.10	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.13	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.14	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.15	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.†	S-1	333-190610	10.15	August 14, 2013

10.16	Master Guidance Line of Credit Agreement between Benefitfocus.com, Inc. and NBSC, a division of Synovus Bank, dated as of November 21, 2012 and the form of the Security Agreement and Promissory Notes thereunder.†	S-1	333-190610	10.16	August 14, 2013

10.17	Loan and Security Agreement between Silicon Valley Bank, Benefitfocus.com, Inc., Benefit Informatics, Inc., and Benefitfocus, Inc., dated as of August 27, 2013.	S-1/A	333-190610	10.17	September 5, 2013

10.18	Second Amendment Agreement between Silicon Valley Bank, Benefitfocus.com, Benefit Informatics, Inc., and Benefitfocus, Inc., dated December 10, 2013.	8-K		10.18	December 12, 2013

10.19	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K		10.19	March 21, 2014

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.20	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	—	—	—	Filed herewith

10.21	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	—	—	—	Filed herewith

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst and Young LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.
†	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.