Form 10-Q
period 2015-03-31
Benefitfocus,Inc.
filed 2015-05-06
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2015, there were approximately 28,587,055 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$68,611	$51,074
Marketable securities	38,820	5,135
Accounts receivable, net	16,670	21,311
Accounts receivable, related party	2,184	—
Prepaid expenses and other current assets	5,157	4,242

Total current assets	131,442	81,762
Property and equipment, net	53,993	54,021
Intangible assets, net	874	951
Goodwill	1,634	1,634
Other non-current assets	1,796	1,650

Total assets	$189,739	$140,018

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,567	$5,589
Accrued expenses	6,679	9,171
Accrued compensation and benefits	19,312	17,374
Deferred revenue, current portion	28,735	20,384
Revolving line of credit, current portion	4,000	—
Financing and capital lease obligations, current portion	4,215	4,197

Total current liabilities	67,508	56,715

Deferred revenue, net of current portion	63,812	74,126
Revolving line of credit, net of current portion	5,246	17,657
Financing and capital lease obligations, net of current portion	31,911	32,240
Other non-current liabilities	2,188	2,103

Total liabilities	170,665	182,841

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 28,519,303 and 25,608,937 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	29	26
Additional paid-in capital	299,952	223,409
Accumulated deficit	(280,907)	(266,258)

Total stockholders’ equity (deficit)	19,074	(42,823)

Total liabilities and stockholders’ equity (deficit)	$189,739	$140,018

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014

Revenue	$42,669	$30,696
Cost of revenue	22,463	19,226

Gross profit	20,206	11,470
Operating expenses:
Sales and marketing	15,475	10,987
Research and development	11,777	8,778
General and administrative	5,411	3,529

Total operating expenses	32,663	23,294

Loss from operations	(12,457)	(11,824)
Other income (expense):
Interest income	18	26
Interest expense on building lease financing obligations	(1,914)	(459)
Interest expense on other borrowings	(280)	(129)
Other expense	(1)	(2)

Total other expense, net	(2,177)	(564)

Loss before income taxes	(14,634)	(12,388)
Income tax expense	15	14

Net loss	$(14,649)	$(12,402)

Comprehensive loss	$(14,649)	$(12,402)

Net loss per common share:
Basic and diluted	$(0.55)	$(0.51)

Weighted-average common shares outstanding:
Basic and diluted	26,745,444	24,541,359

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except per share data)

	Common Stock,		Additional Paid-in Capital		Total Stockholders’ (Deficit) Equity
	$0.001 Par Value			Accumulated Deficit
	Shares	Par Value

Balance, December 31, 2014	25,608,937	$26	$223,409	$(266,258)	$(42,823)
Exercise of stock options	92,840	—	379	—	379
Issuance of common stock and warrant, net of issuance costs	2,817,526	3	74,328	—	74,331
Stock-based compensation expense	—	—	1,836	—	1,836
Net loss	—	—	—	(14,649)	(14,649)

Balance, March 31, 2015	28,519,303	$29	$299,952	$(280,907)	$19,074

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(14,649)	$(12,402)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	2,823	2,444
Stock-based compensation expense	1,836	540
Change in fair value and accretion of warrant	—	223
Interest accrual on financing obligation	1,914	459
Loss on disposal or impairment of property and equipment	1	4
Changes in operating assets and liabilities:
Accounts receivable, net	2,457	5,377
Accrued interest on short-term investments	80	(4)
Prepaid expenses and other current assets	(915)	(462)
Other non-current assets	421	323
Accounts payable	(295)	(5)
Accrued expenses	299	(1,079)
Accrued compensation and benefits	1,938	2,221
Deferred revenue	(2,170)	2,053
Other non-current liabilities	85	325

Net cash and cash equivalents (used in) provided by operating activities	(6,175)	17

Cash flows from investing activities
Purchases of short-term investments held to maturity	(38,830)	(12,959)
Proceeds from maturity of short-term investments held to maturity	5,065	—
Purchases of property and equipment	(6,003)	(2,107)

Net cash and cash equivalents used in investing activities	(39,768)	(15,066)

Cash flows from financing activities
Draws on revolving line of credit	22,492	—
Payments on revolving line of credit	(30,903)	—
Proceeds from exercises of stock options	379	466
Proceeds from issuance of common stock and warrant, net of issuance costs	74,538	—
Payments of deferred financing costs and debt issuance costs	(566)	(46)
Payments on financing and capital lease obligations	(2,460)	(2,192)

Net cash and cash equivalents provided by (used in) financing activities	63,480	(1,772)

Net increase (decrease) in cash and cash equivalents	17,537	(16,821)
Cash and cash equivalents, beginning of period	51,074	65,645

Cash and cash equivalents, end of period	$68,611	$48,824

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquisitions in accounts payable and accrued expenses	$708	$—

Property and equipment acquired with financing and capital lease obligations	$236	$1,633

Deferred financing costs in accrued expenses	$—	$189

Allocation of proceeds to deferred revenue from issuance of common stock based on estimated relative selling price	$207	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results for the full year or any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition and the customer relationship period, allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets and warrants, the useful lives of assets, capitalizable software development costs and the related amortization, contingent consideration, stock-based compensation, annual bonus attainment, and the recognition and impairment of acquired intangibles and goodwill. Determination of these transactions and account balances are based on the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it might undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ from these estimates.

Revenue and Deferred Revenue

In January 2015, the Company adjusted the estimated expected life of its customer relationships. This change in estimate was the result of analyzing quantitative and qualitative observations in the market and the Company’s business. This change shortens the term over which deferred revenue will be recognized from 10 to 7 years and was applied prospectively to unamortized professional services fees over the longer of the contract term or the adjusted estimated expected life of the customer relationship.

The change in the customer relationship period increased the amount of revenue recognized during the first quarter of 2015, which decreased loss from continuing operations and net loss by $1,700 and decreased our loss per share by $0.06 for the three months ended March 31, 2015. As a result of the change in the customer relationship period, Carrier and Employer revenue increased by $1,448 and $252, respectively, for the three months ended March 31, 2015.

Concentrations of Credit Risk

        The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. The Company holds its cash and cash equivalents at financial institutions that management believes to be of high credit quality. The bank deposits of the Company might, at times, exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash and cash equivalents to date.

To manage credit risk related to marketable securities, the Company invests in various types of highly rated corporate bonds, commercial paper, and various United States backed securities with maturities of less than two years. The weighted average maturity of the portfolio of investments must not exceed nine months, per the Company’s investment policy.

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from two customers, Aetna and Mercer, represented 12.3% and 11.4%, respectively, of the total accounts receivable at March 31, 2015. Accounts receivable from one customer, Aetna, represented 13.3% of total accounts receivable at December 31, 2014. One customer, Aetna, represented 10.2% of total revenue for the three months ended March 31, 2015. No customer represented more than 10% of total revenue for the three months ended March 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due and other relevant factors. Bad debt expense is recorded in general and administrative expense on the unaudited consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. However, higher than expected bad debts could result in write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $10 as of both March 31, 2015 and December 31, 2014.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $1,493 and $1,653 as of March 31, 2015 and December 31, 2014, respectively.

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

In the three months ended March 31, 2015 and 2014, the Company capitalized software development costs of $544 and $435, and amortized capitalized software development costs of $676 and $696, respectively. The net book value of capitalized software development costs was $4,002 and $4,134 at March 31, 2015 and December 31, 2014, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented; or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This statement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position and results of operations.

In April 2015, the Financial Accounting Standard Board issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this statement on its consolidated financial position.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2015	2014
Restricted stock units	684,948	94,200
Stock options	2,282,707	2,941,595
Warrant to purchase common stock	580,813	—

Total anti-dilutive common share equivalents	3,548,468	3,035,795

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(14,649)	$(12,402)

Net loss attributable to common stockholders	$(14,649)	$(12,402)

Denominator:
Weighted-average common shares outstanding, basic and diluted	26,745,444	24,541,359

Net loss per common share, basic and diluted	$(0.55)	$(0.51)

4. Fair Value Measurement

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and other accrued liabilities, and accrued compensation and benefits, approximate fair value due to their short-term nature. The carrying value of the Company’s financing obligations and revolving line of credit approximates fair value, considering the borrowing rates currently available to the Company with similar terms and credit risks.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of March 31, 2015 and December 31, 2014.

	March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$68,230	$—	$—	$68,230

Total assets	$68,230	$—	$—	$68,230

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$50,695	$—	$—	$50,695

Total assets	$50,695	$—	$—	$50,695

(1)	Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

        Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. The amortized cost basis and net carrying amount of marketable securities was $38,820 and $5,135 and the aggregate fair value, determined by level 2 inputs, was $38,798 and $5,134, as of March 31, 2015 and December 31, 2014, respectively. The gross unrealized holding gains were $3 and $0 and the gross unrealized losses were $25 and $1, as of March 31, 2015 and December 31, 2014, respectively. Corporate bonds held in marketable securities had contractual maturities of between 4 and 12 months as of March 31, 2015.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	March 31, 2015	December 31, 2014
Aggregate fair value of investments with unrealized losses (1)	$26,426	$5,135
Aggregate amount of unrealized losses	(25)	(1)

(1)	Investments have been in a continuous loss position for less than 12 months

6. Property and Equipment

Property and equipment consists of the following as of:

	March 31, 2015	December 31, 2014
Buildings, leased	$26,444	$7,965
Computers and related equipment	20,118	18,871
Purchased software and licenses	20,819	20,392
Software developed	18,941	18,397
Furniture and fixtures	6,182	3,834
Leasehold improvements	6,589	3,334
Other equipment	2,037	2,009
Vehicles	111	111
Construction in progress	656	24,296

Total property and equipment, at cost	101,897	99,209
Accumulated depreciation and amortization	(47,904)	(45,188)

Property and equipment, net	$53,993	$54,021

7. Revolving Line of Credit and Senior Revolving Line of Credit

In February 2015, the Company replaced its existing revolving line of credit (“Revolver”) with a senior revolving line of credit (“Senior Revolver”) with a syndicate of lenders led by the existing lender. On February 20, 2015, the Company borrowed $18,246 under the Senior Revolver, of which $17,657 repaid the principal of the Revolver and $589 paid accrued interest and administrative and legal fees related to the issuance of the Senior Revolver. The debt issuance fees were capitalized in the Company’s balance sheet and will be amortized over the life of the Senior Revolver.

The three-year Senior Revolver has a borrowing limit of $60,000. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of the Company’s monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the $60,000 borrowing limit. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin, based on the Company’s liquidity, that ranges between 1.0% and 1.5%. The Company is charged for amounts unused under this arrangement at a rate, based on its liquidity, of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

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

In February 2015, the Company repaid $13,246 under the Senior Revolver, and in March 2015, the Company borrowed $4,246 for general operating purposes.

As of March 31, 2015, the amount outstanding under the Senior Revolver was $9,246 and the amount available to borrow, adjusted by the borrowing base limit, was $39,424.

8. Commitments and Contingencies

Financing and Capital Lease Obligations

During January 2015, the Company began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, the Company was deemed the “owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion, the Company was also deemed the “owner” for accounting purposes due to its continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in “Property and equipment, net” and the related financing obligation of $20,865 remained recorded as of March 31, 2015.

9. Stock-based Compensation

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

10. Stockholders’ Equity (Deficit)

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of any preferred stock.

At March 31, 2015, the Company had reserved a total of 5,557,826 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	2,282,707
Restricted stock units	684,948
Possible future issuance under stock option plans	2,009,358
Warrant to purchase common stock	580,813

Total common shares reserved for future issuance	5,557,826

On February 24, 2015 and in conjunction with the amendment to the commercial contract described in Note 13, the Company entered into a Securities Purchase Agreement to sell shares of its common stock to Mercer, LLC (“Mercer”), a customer of the Company. Pursuant to the agreement, on the same date, the Company sold 2,817,526 shares of its common stock to Mercer for $26.50 per share or an aggregate of $74,664. At the same time, the Company also issued Mercer a warrant to purchase up to an additional 580,813 shares of its common stock for $26.50 per share at any time during the 30-month term of the warrant. The agreement, among other things, includes certain standstill provisions and prevents Mercer from disposing of its shares of Company common stock until the earlier of December 31, 2017, the expiration or termination of the Mercer Exchange Software as a Service Agreement, as amended, between the Company and Mercer Health & Benefits, LLC, the date on which Mercer and its affiliates own less than 75% of the shares it purchased pursuant to the Securities Purchase Agreement, and the date on which Mercer and its affiliates own less than 5% of the outstanding common stock of the Company. The Company received all of the proceeds from this sale of shares and will use the proceeds for working capital and other general corporate purposes.

The Stock Purchase Agreement, warrant agreement and amended commercial contract are considered part of a single arrangement and accounted for in accordance with the multiple-element arrangement guidance outlined in ASC 605-25, Revenue: Multiple-Element Arrangements. The aggregate consideration from the arrangement was allocated to the units of accounting in the arrangement based on their estimated relative selling price, which resulted in $74,331 of consideration being allocated to common stock and warrant.

11. Income Taxes

The Company’s effective federal tax rate for the three months ended March 31, 2015 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

12. Segments and Geographic Information

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

	Three Months Ended March 31,
	2015	2014
Revenue from external customers by segment:
Employer	$20,898	$13,277
Carrier	21,771	17,419

Total net revenue from external customers	$42,669	$30,696

Depreciation and amortization by segment:
Employer	$1,342	$1,034
Carrier	1,481	1,410

Total depreciation and amortization	$2,823	$2,444

Gross profit by segment
Employer	$8,554	$4,607
Carrier	11,652	6,863

Total gross profit	$20,206	$11,470

Substantially all assets were held and all revenue was generated in the United States during the three months ended March 31, 2015 and 2014.

13. Related Parties

Related Party Leasing Arrangements

The Company leases the buildings and office space on its Charleston, South Carolina campus from entities with which two Company directors, significant stockholders and executives are affiliated. The leasing arrangements have 15-year terms which started in 2006, 2009, and 2015. The Company has an option to renew the 2006 and 2009 arrangements for one five-year period and an option to renew the 2015 arrangement for up to five one-year periods. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $4,952 and $1,360 for the three months ended March 31, 2015 and 2014, respectively. Amounts due to these entities were $368 and $1,807 as of March 31, 2015 and December 31, 2014, respectively. Amounts due to these entities were recorded as “Accrued Expenses” as of March 31, 2015 and, as of December 31, 2014, $949 was recorded in “Accounts payable” and $858 was recorded in “Accrued Expenses”.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by a Company director, significant stockholders and executive. Expenses related to this company were $55 and $93 for the three months ended March 31, 2015 and 2014, respectively. Amounts due to this company were $7 and $44 as of March 31, 2015 and December 31, 2014, respectively, and were recorded in “Accrued expenses.”

Related Party Revenues

As disclosed in Note 10, the Company entered into a Stock Purchase Agreement with Mercer, a customer, on February 24, 2015. As a result of this transaction, Mercer became a principal owner of the Company and thus a related party by beneficially owning more than 10% of the voting interest of the Company. At the same time, the Company entered into an amendment of its commercial contract with Mercer. The amendment to the commercial contract, among other things, expands certain terms and conditions of the existing relationship between the Company and Mercer and its affiliates. Revenue from Mercer from the time they became a related party was $1,114 for the three months ended March 31, 2015 and was reflected in “Revenues,” within the accompanying statement of operations. The amounts due from Mercer was $2,184 as of March 31, 2015. The amount of deferred revenue associated with Mercer was $7,716 as of March 31, 2015 and was reflected in the balances of deferred revenue in the consolidated balance sheets.

14. Subsequent Events

Restricted Stock Units

During April 2015, the Company granted 401,043 RSUs to employees with an aggregate grant date fair value of $14,377. These RSUs vest in equal annual installments over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the RSUs at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2014. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 89% and 93% of our total revenue during the three months ended March 31, 2015 and 2014, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 11% and 7% of our total revenue during the three months ended March 31, 2015 and 2014, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 568 as of March 31, 2015. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and project our future performance. These metrics help us develop and refine our growth strategies and make strategic decisions. We discuss revenue, gross margin, and the components of operating loss, as well as segment revenue and components of segment gross profit, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results”. In addition, we utilize other key metrics as described below.

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

	As of March 31,
	2015	2014
Number of customers:
Large employer	568	418
Carrier	52	43

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

For the three month period ended March 31, 2015 and 2014, our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as alternatives to any measures of financial performance calculated and presented in accordance with GAAP.

Our use of adjusted EBITDA as an analytical tool has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized might have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that would reduce the cash available to us; and

•	other companies, including companies in our industry, might calculate adjusted EBITDA or a similarly titled measure differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net loss and our other GAAP financial results. The following table presents for each of the periods indicated a reconciliation of adjusted EBITDA to the most directly comparable GAAP financial measure, which for adjusted EBITDA is net loss (in thousands):

	Three Months Ended March 31,
	2015	2014

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(14,649)	$(12,402)
Depreciation	2,070	1,672
Amortization of software development costs	676	696
Amortization of acquired intangible assets	77	76
Interest income	(18)	(26)
Interest expense on building lease financing obligations	1,914	459
Interest expense on other borrowings	280	129
Income tax expense	15	14
Stock-based compensation expense	1,836	540

Total net adjustments	6,850	3,560

Adjusted EBITDA	$(7,799)	$(8,842)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Software services	$37,753	$28,508
Professional services	4,916	2,188

Total revenue	$42,669	$30,696

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and it is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers in connection with implementation of our software services, or implementation fees, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, currently 7 years. We periodically evaluate the term over which revenue is recognized for most professional services as we gain more experience with customer contract renewals.

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

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we hold annually in the first half of each year. We expect our sales and marketing expense to increase in both absolute dollars and as a percentage of revenue in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three month period ended March 31, 2015 and 2014.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2015	2014
Revenue	$42,669	$30,696
Cost of revenue(1)	22,463	19,226

Gross profit	20,206	11,470
Operating expenses:
Sales and marketing(1)	15,475	10,987
Research and development(1)	11,777	8,778
General and administrative(1)	5,411	3,529

Total operating expenses	32,663	23,294

Loss from operations	(12,457)	(11,824)
Other income (expense):
Interest income	18	26
Interest expense on building lease financing obligations	(1,914)	(459)
Interest expense on other borrowings	(280)	(129)
Other expense	(1)	(2)

Total other expense, net	(2,177)	(564)

Loss before income taxes	(14,634)	(12,388)
Income tax expense	15	14

Net loss	$(14,649)	$(12,402)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$320	$79
Sales and marketing	323	164
Research and development	439	149
General and administrative	754	148

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of revenue	52.6	62.6

Gross profit	47.4	37.4
Operating expenses:
Sales and marketing	36.3	35.8
Research and development	27.6	28.6
General and administrative	12.7	11.5

Total operating expenses	76.5	75.9

Loss from operations	(29.2)	(38.5)
Other income (expense):
Interest income	—	0.1
Interest expense on building lease financing obligations	(4.5)	(1.5)
Interest expense on other borrowings	(0.7)	(0.4)
Other expense	—	—

Total other expense, net	(5.1)	(1.8)

Loss before income taxes	(34.3)	(40.4)
Income tax expense	—	—

Net loss	(34.3)%	(40.4)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue from external customers by segment:
Employer	$20,898	$13,277
Carrier	21,771	17,419

Total net revenue from external customers	$42,669	$30,696

Gross profit by segment
Employer	$8,554	$4,607
Carrier	11,652	6,863

Total gross profit	$20,206	$11,470

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$37,753	88.5%	$28,508	92.9%	$9,245	32.4%
Professional services	4,916	11.5	2,188	7.1	2,728	124.7

Total revenue	$42,669	100.0%	$30,696	100.0%	$11,973	39.0%

Growth in software services revenue was primarily attributable to the net addition of new customers, as the number of large employer and carrier customers increased to 620 as of March 31, 2015 from 461 as of March 31, 2014. The increase in professional services revenue of $2.7 million between the three months ended March 31, 2014 and the three months ended March 31, 2015 was also impacted by the change in the customer relationship period from 10 to 7 years, resulting in an increase in revenue of $1.3 million, from customers that were using our platform prior to the beginning of 2015. The remaining increase is primarily related to newly activated customers and products of $0.9 million and acceleration of the customer relationship period for certain customers of $0.5 million.

Segment Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$20,898	49.0%	$13,277	43.3%	$7,621	57.4%
Carrier	21,771	51.0	17,419	56.7	4,352	25.0

Total revenue	$42,669	100.0%	$30,696	100.0%	$11,973	39.0%

Growth in employer revenue was primarily attributable to a $6.7 million increase in our employer software services revenue and a $0.9 million increase in professional services revenue, driven primarily by an increase in the number of large employer customers using our platform as of March 31, 2015 as compared to March 31, 2014.

Growth in carrier revenue was primarily attributable to an increase of $2.5 million in our carrier software services revenue and an increase of $0.6 million in our carrier professional services revenues driven primarily by an increase in the number of carrier customers using our platform during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The remaining increase of $1.2 million is related to the change in the customer relationship period from 10 to 7 years from customers that were using the platform prior to the beginning of 2015.

Cost of Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Cost of revenue	$22,463	52.6%	$19,226	62.6%	$3,237	16.8%

The increase in cost of revenue was primarily attributable to a $3.1 million increase in salaries and personnel-related costs and professional fees, including an increase in stock-based compensation of $0.2 million. Of the increase, $2.3 million was associated with increased client service capacity to support our growing number of customers, and we saw an increase in engineering costs and other personnel-related costs of $0.6 million.

Gross Profit

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$24,323	64.4%	$17,305	60.7%	$7,018	40.6%
Professional services	(4,117)	(83.7)	(5,835)	(266.7)	1,718	(29.4)

Gross profit	$20,206	47.4%	$11,470	37.4%	$8,736	76.2%

The increase in software services gross profit in absolute terms was driven by a $9.2 million, or 32.4%, increase in software services revenue. This increase was partially offset by a $2.2 million, or 19.9%, increase in software services cost of revenue. Software services cost of revenue included $0.2 million and $32,000 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively, and $2.0 million of depreciation and amortization in each of the three months ended March 31, 2015 and 2014.

The decrease in professional services gross loss was driven by a $2.7 million, or 124.7%, increase in professional services revenue, partially offset by a $1.0 million, or 12.6%, increase in professional services cost of revenue. Professional services cost of revenue included $0.2 million and $47,000 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. In addition, professional services cost of revenue included $0.3 million and $0.1 million in depreciation and amortization for the three months ended March 31, 2015 and 2014, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 7 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$8,554	40.9%	$4,607	34.7%	$3,947	85.7%
Carrier	11,652	53.5	6,863	39.4	4,789	69.8

Gross profit	$20,206	47.4%	$11,470	37.4%	$8,736	76.2%

Employer gross profit increased by $3.9 million, or 85.7%, between the three months ended March 31, 2014 and the three months ended March 31, 2015. The $7.6 million, or 57.4%, increase in employer revenue was offset by a $3.7 million, or 42.4%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to an increase in associate headcount to provide support services to our expanding customer base and costs associated with providing implementation services, including headcount, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $1.0 million and $0.8 million of depreciation and amortization for the three months ended March 31, 2015 and March 31, 2014, respectively. In addition, our employer gross profit included $0.2 million and $35,000 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

Carrier gross profit increased by $4.8 million, or 69.8%, between the three months ended March 31, 2014 and the three months ended March 31, 2015. Carrier revenue increased $4.4 million, or 25.0% in addition to a decrease in carrier cost of revenue of $0.4 million, or 4.1%. The decrease in cost of revenue is primarily attributable to a decrease in carrier customer-specific development and an increase in platform enhancements and development, which we treat as a research and development cost. Our carrier gross profit included $1.2 million and $1.3 million in depreciation and amortization for the three months ended March 31, 2015 and March 31, 2014, respectively. In addition, our carrier gross profit included $0.1 million and $45,000 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

Operating Expenses

	Three Months Ended March 31,				Period-to-Period Change
	2015		2014
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Sales and marketing	$15,475	36.3%	$10,987	35.8%	$4,488	40.8%
Research and development	$11,777	27.6%	$8,778	28.6%	$2,999	34.2%
General and administrative	$5,411	12.7%	$3,529	11.5%	$1,882	53.3%

The increase in sales and marketing expense in absolute terms was primarily attributable to a (1) $2.8 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.2 million, due to sales and marketing associates hired to continue driving revenue growth, (2) an increase of $1.3 million related to sales and marketing events, primarily as a result of moving our annual user conference to the first quarter in 2015 from the second quarter in 2014, and (3) $0.3 million related to increases in travel-related costs, recruiting, and other operating costs driven by an increase in the number of employees.

        The increase in research and development expense was primarily attributable to a $2.3 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.3 million, due to additional research and development headcount. Additionally, we experienced a $0.4 million increase in engineering consulting fees for assistance in product development. Also, we experienced a $0.3 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the growth in headcount.

The increase in general and administrative expense was primarily attributable to a $1.1 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.6 million, due to additional general and administrative headcount. Additionally, we experienced a $0.3 million increase in consulting and professional fees related to being a publicly traded company, and a $0.4 million increase in other operating expenses.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for those listed below, during the three months ended March 31, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

In January 2015, we adjusted the estimated expected life of our customer relationship. This change in estimate was the result of analyzing quantitative and qualitative observations in the market and our business. This change shortens the term over which deferred revenue will be recognized from 10 to 7 years and was applied prospectively to unamortized professional services fees over the longer of the contract term or the adjusted estimated expected life of the customer relationship.

The change in the customer relationship period increased the amount of revenue recognized during the first quarter of 2015 which decreased loss from continuing operations and net loss by $1.7 million and decreased our loss per share by $0.06 for the three months ended March 31, 2015. As a result of the change in the customer relationship period, Carrier and Employer revenue increased by $1.4 million and $0.3 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2015, our primary sources of liquidity were our cash and cash equivalents totaling $68.6 million and $38.8 million in marketable securities, $18.9 million in accounts receivables, net of allowance, and unused revolving line of credit of $39.4 million.

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

In February 2015, the existing revolving line of credit was replaced with a senior revolving line of credit, or Senior Revolver, with a syndicate of lenders led by the existing lender. The three-year Senior Revolver has a borrowing limit of $60.0 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the line of credit may be less than the $60.0 million borrowing limit. The outstanding indebtedness under the existing revolving line of credit was repaid with proceeds from the Senior Revolver and the existing revolving line of credit was terminated. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin, based on our liquidity, that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate, based on our liquidity, of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

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

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from the transaction with Mercer, will be sufficient to meet our cash requirements for at least the next 12 months.

Going forward, we may raise additional equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Financing and Capital Lease Obligations

During January 2015, we began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, we were deemed the “owner” for accounting purposes due to our extensive involvement in the construction process. Upon completion, we were also deemed the “owner” for accounting purposes due to our continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in property and equipment and the related financing obligation of $20.9 million remained recorded as of March 31, 2015.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(6,175)	$17
Investing activities	(39,768)	(15,066)
Financing activities	63,480	(1,772)

Operating Activities

For the three months ended March 31, 2015, our operating activities used $6.2 million of cash, as $6.5 million for non-cash adjustments and $1.9 million of cash used by changes in working capital was more than offset by a net loss of $14.6 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.8 million, accrual of interest on financing obligations of $1.9 million, and non-cash stock compensation expense of $1.8 million. The cash provided by changes in working capital primarily consisted of decrease in accounts receivable of $2.5 million and an increase in accrued compensation and benefits of $1.9 million. The decrease in accounts receivable resulted from normal timing of customer payments. The increase in accrued compensation and benefits resulted from an increase in the number of associates. These increases were more than offset by a decrease in deferred revenue of $2.2 million, primarily driven by the change in the customer relationship period, and an increase of $0.9 million in prepaid assets.

For the three months ended March 31, 2014, our operating activities generated a small amount of cash, as $8.7 million of cash provided by changes in working capital and $3.7 million in adjustments for non-cash items, were mostly offset by a net loss of $12.4 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.4 million, accrual of interest on financing obligations of $0.5 million, non-cash stock compensation expense of $0.5 million, and change in fair value and accretion of warrant of $0.2 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $2.1 million, an increase in accrued compensation and benefits of $2.2 million, and a decrease in accounts receivable of $5.4 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from an increase in the number of associates. The decrease in accounts receivable resulted from normal timing of customer payments. These increases were partially offset by a decrease in operating cash flow due to a $1.1 million decrease in accounts payable and accrued expenses and a $0.1 million increase in prepaid expenses and other current assets. The decrease in accounts payable and accrued expenses was primarily attributable to normal fluctuations and timing of expense payments.

Investing Activities

For the three months ended March 31, 2015 and 2014, net cash used in investing activities was $38.8 million and $13.0 million, respectively, for the purchase of short-term investments held to maturity and $6.0 million and $2.1 million, respectively, for the purchase of property and equipment. Additionally, during the three months ended March 31, 2015, the maturity of short-term investments held to maturity provided $5.1 million.

Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities was $63.5 million, consisting primarily of proceeds of $74.5 million from the issuance of common stock and warrant to Mercer and a $22.5 million draw on the revolving line of credit, offset by payments on the revolving line of credit of $30.9 million, payments of $2.5 million of financing and capital lease obligations and payments of $0.6 million for debt issuance costs related to the establishment of the Senior Revolver.

For the three months ended March 31, 2014, net cash used in financing activities was $1.8 million, consisting of $2.2 million in payments on financing and capital lease obligations, partially offset by $0.5 million in proceeds from exercises from exercises of stock options.

On March 28, 2014, a major customer exercised its warrant through a cashless exercise in accordance with the warrant’s terms, resulting in the issuance of 455,521 shares of common stock. The measured value of the warrant continued to be recognized against revenue for the remainder of the contract term, ending in October 2014.

Commitments

In February 2015, we replaced our existing revolving line of credit with the Senior Revolver involving a syndicate of lenders led by the existing lender. The three-year Senior Revolver has a borrowing limit of $60.0 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the $60.0 million borrowing limit. Interest is payable monthly, at the prime rate as published in the Wall Street Journal plus a margin, based on our liquidity, that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate, based on our liquidity, of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

During January 2015, we began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, we were deemed the “owner” for accounting purposes due to our extensive involvement in the construction process. Upon completion, we were also deemed the “owner” for accounting purposes due to our continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in property and equipment and the related financing obligation of $20.9 million remained recorded as of March 31, 2015. The future minimum lease payments under the lease are $81.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented; or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. We have not yet determined which method it will apply. This statement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of this statement on our consolidated financial position or results of operations.

In April 2015, the Financial Accounting Standard Board issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the impact of this statement on our consolidated financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument might change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we might enter into hedging arrangements to manage the risks described below.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the revolving line of credit, which we entered into in February 2015, bear interest at variable rates. Increases in the Prime Rate would increase the amount of interest payable under this line of credit.

Our portfolio of marketable securities is comprised of highly rated corporate bonds, commercial paper and U.S. Treasury and agency bonds with maturities of less than two years. The market value of these marketable securities might change when interest rates change. An increase in interest rates typically decreases the market value of bonds. Due to the relatively short maturity of our investments, we intend to hold, and historically have held, our investments to maturity. Holding to maturity decreases exposure to temporary changes in market value due to interest rate fluctuations while the securities are held. If our liquidity commitments require us to sell securities before they mature we might incur a loss on the investment. Furthermore, our marketable securities are reported at amortized cost on our consolidated balance sheets. The fair value of our marketable securities might differ from amounts reported. Please refer to Note 5 our unaudited consolidated financial statements.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At March 31, 2015, we had borrowings under our revolving line of credit of $9.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.1 million change in our annual interest expense on our outstanding borrowings at March 31, 2015. Any debt we incur in the future may also bear interest at variable rates.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2015.

(b) Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $63.2 million, $30.4 million, and $14.9 million for the years ended December 31, 2014, 2013, and 2012, respectively, and net losses of $14.6 million and $12.4 million for the three months ended March 31, 2015 and 2014, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

The benefits management software market is highly competitive and is likely to attract increased competition, which could make it hard for us to succeed. Small, specialized providers continue to become more sophisticated and effective. In addition, large, well-financed, and technologically sophisticated software companies might focus more on our market. The size and financial strength of these entities is increasing as a result of continued consolidation in both the IT and healthcare industries. We expect large integrated software companies to become more active in our market, both through acquisitions and internal investment. In addition, insurance carriers may seek to bring certain of their benefits software solutions in-house, whether through acquisitions or internal investment. For example, Aetna, a customer of ours, recently acquired bswift, a provider of insurance exchange technology solutions and benefits administration technology solutions and services. If Aetna were to decide to use bswift’s solution in place of any portion of the solutions we currently provide to them, then our business and operating results could be materially and adversely affected. As costs fall and technology improves, increased market saturation might change the competitive landscape in favor of our competitors.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Mercer and its affiliates, and others such as technology and content providers, and third party system integrators. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our recently expanded relationship with and sale of stock to Mercer increases our reliance on it and related risks, including Mercer’s competitors being less likely to do business with us. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have three U.S., one Chinese and one Japanese patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

•

HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to Health Insurance Portability and Accountability Act of 1996, or HIPAA, established privacy and security standards that limit the use and disclosure of individually identifiable health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses, and most providers are considered by the HIPAA regulations to be “Covered Entities”. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or Privacy Standards, and the security regulations established under HIPAA, or Security Standards. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. ARRA and the HIPAA Omnibus Final Rules extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our carrier customers. ARRA and the HIPAA Omnibus Final Rule also subject Business Associates to direct oversight and audit by HHS.

Violations of the Privacy Standards and Security Standards might result in civil and criminal penalties, and the American Recovery and Reinvestment Act of 2009, or ARRA, increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. For example, ARRA authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of Privacy Standards and Security Standards that threaten the privacy of state residents.

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

•

Financial Services-Related Laws and Rules. Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards, some of which might impact our operations and subject us, our vendors, and our customers to liability as a result of the payment distribution and processing solutions we offer. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we might be impacted by banking and financial services industry laws, regulations, and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information, and Federal Deposit Insurance Corporation deposit insurance limits. In addition, our patient billing and payment distribution and processing solutions might be impacted by payment card association operating rules, certification requirements, and rules governing electronic funds transfers. If we fail to comply with applicable payment processing rules or requirements, we might be subject to fines and changes in transaction fees and may lose our ability to process credit and debit card transactions or facilitate other types of billing and payment solutions. Moreover, payment transactions processed using the Automated Clearing House are subject to network operating rules promulgated by the National

Automated Clearing House Association and to various federal laws regarding such operations, including laws pertaining to electronic funds transfers, and these rules and laws might impact our billing and payment solutions. Further, our solutions might impact the ability of our payor customers to comply with state prompt payment laws. These laws require payors to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame.

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

The Goldman Sachs Group, affiliates of which owned approximately 29.9% of the voting and economic interest in our business at March 31, 2015, is regulated as a bank holding company and a financial holding company under the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

We have agreed to certain covenants that are intended to facilitate The Goldman Sachs Group’s compliance with the BHC Act, but that may impose certain obligations on our company. In particular, The Goldman Sachs Group has rights to conduct audits on, and access certain information of, our company and certain rights to review the policies and procedures that we implement to comply with the laws and regulations that relate to our activities. In addition, we are obligated to provide The Goldman Sachs Group with notice of certain events and business activities and cooperate with The Goldman Sachs Group to mitigate potential adverse consequences resulting therefrom.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through March 31, 2015, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

Sales of a substantial number of shares of our common stock in the public market or the market perception that the holder or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales could make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.

As of March 31, 2015, we had an aggregate of 28,519,303 shares of common stock outstanding. As of March 31, 2015, there also were outstanding options and restricted stock units to purchase 2,967,655 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of March 31, 2015, our directors, executive officers, and their affiliated entities beneficially owned more than 57.4% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 29.9%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of March 31, 2015, these stockholders collectively beneficially owned more than 56.4% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and take advantage of exemptions from certain corporate governance requirements.

As of March 31, 2015, more than 56.4% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from the corporate governance requirements that a majority of our directors be independent, as defined in the NASDAQ Stock Market listing rules, and that our compensation and nominating and corporate governance committees consist entirely of independent directors. We currently rely on the “controlled company” exemption under the NASDAQ Stock Market listing rules. While a majority of the members of our board of directors and all of the members of our compensation committee are independent directors, our nominating and corporate governance committee does not consist entirely of independent directors. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

Provisions of our certificate of incorporation and bylaws and Delaware law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to call special meetings;

•	the inability of stockholders to act by written consent once The Goldman Sachs Group and its affiliates cease to own at least 35% of our voting equity;

•	the inability of stockholders to cumulate votes at any election of directors;

•	the classification of our board of directors into three classes with only one class, representing approximately one-third of our directors, standing for election at each annual meeting; and

•	the ability of our board of directors to make, alter or repeal our bylaws.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

Information regarding our February 2015 private placement of common stock to Mercer is contained herein and disclosed under Item 9A, Other Information, in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

(b) Use of Proceeds from Public Offering of Common Stock

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

Through March 31, 2015, there was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through March 31, 2015, we have used the net proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 6. EXHIBITS

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.23	Credit Agreement among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc. and Benefitstore, Inc., as the Borrowers, and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, Comerica Bank, as Documentation Agent, and the several Lenders from time to time parties thereto, dated as of February 20, 2015.	—	—	—	Filed herewith

10.24	Guarantee and Collateral Agreement made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc. and Benefitstore, Inc. in favor of Silicon Valley Bank, as Administrative Agent, dated as of February 20, 2015.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2015

Benefitfocus, Inc.

By:	/s/ Milton A. Alpern
Milton A. Alpern,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.23	Credit Agreement among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc. and Benefitstore, Inc., as the Borrowers, and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender, Comerica Bank, as Documentation Agent, and the several Lenders from time to time parties thereto, dated as of February 20, 2015.	—	—	—	Filed herewith

10.24	Guarantee and Collateral Agreement made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc. and Benefitstore, Inc. in favor of Silicon Valley Bank, as Administrative Agent, dated as of February 20, 2015.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.