Form 10-Q
period 2015-06-30
Benefitfocus,Inc.
filed 2015-08-03
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, there were approximately 28,768,986 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$40,424	$51,074
Marketable securities	48,091	5,135
Accounts receivable, net	20,322	21,311
Accounts receivable, related party	1,603	—
Prepaid expenses and other current assets	5,765	4,242

Total current assets	116,205	81,762
Property and equipment, net	54,060	54,021
Intangible assets, net	798	951
Goodwill	1,634	1,634
Other non-current assets	1,507	1,650

Total assets	$174,204	$140,018

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,835	$5,589
Accrued expenses	7,332	9,171
Accrued compensation and benefits	19,242	17,374
Deferred revenue, current portion	31,446	20,384
Financing and capital lease obligations, current portion	4,142	4,197

Total current liabilities	68,997	56,715

Deferred revenue, net of current portion	62,776	74,126
Revolving line of credit, net of current portion	5,246	17,657
Financing and capital lease obligations, net of current portion	31,257	32,240
Other non-current liabilities	2,292	2,103

Total liabilities	170,568	182,841

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 28,723,308 and 25,608,937 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	29	26
Additional paid-in capital	302,798	223,409
Accumulated deficit	(299,191)	(266,258)

Total stockholders’ equity (deficit)	3,636	(42,823)

Total liabilities and stockholders’ equity (deficit)	$174,204	$140,018

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$42,708	$32,337	$85,377	$63,033
Cost of revenue	23,640	21,037	46,103	40,263

Gross profit	19,068	11,300	39,274	22,770
Operating expenses:
Sales and marketing	15,804	14,067	31,279	25,054
Research and development	13,271	10,372	25,048	19,150
General and administrative	6,393	4,272	11,804	7,801

Total operating expenses	35,468	28,711	68,131	52,005

Loss from operations	(16,400)	(17,411)	(28,857)	(29,235)
Other income (expense):
Interest income	56	24	74	50
Interest expense on building lease financing obligations	(1,730)	(648)	(3,644)	(1,107)
Interest expense on other borrowings	(210)	(149)	(490)	(278)
Other income (expense)	5	(1)	4	(3)

Total other expense, net	(1,879)	(774)	(4,056)	(1,338)

Loss before income taxes	(18,279)	(18,185)	(32,913)	(30,573)
Income tax expense	5	15	20	29

Net loss	$(18,284)	$(18,200)	$(32,933)	$(30,602)

Comprehensive loss	$(18,284)	$(18,200)	$(32,933)	$(30,602)

Net loss per common share:
Basic and diluted	$(0.64)	$(0.72)	$(1.19)	$(1.23)

Weighted-average common shares outstanding:
Basic and diluted	28,633,992	25,200,093	27,694,935	24,872,545

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2014	25,608,937	$26	$223,409	$(266,258)	$(42,823)
Exercise of stock options	239,383	—	1,318	—	1,318
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	57,462	—	(874)	—	(874)
Issuance of common stock and warrant, net of issuance costs	2,817,526	3	74,328	—	74,331
Stock-based compensation expense	—	—	4,617	—	4,617
Net loss	—	—	—	(32,933)	(32,933)

Balance, June 30, 2015	28,723,308	$29	$302,798	$(299,191)	$3,636

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(32,933)	$(30,602)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	5,726	5,000
Stock-based compensation expense	4,617	1,891
Change in fair value and accretion of warrant	—	446
Interest accrual on financing obligation	3,644	1,107
Loss on disposal or impairment of property and equipment	8	5
Changes in operating assets and liabilities:
Accounts receivable, net	(614)	2,301
Accrued interest on short-term investments	88	93
Prepaid expenses and other current assets	(1,523)	(368)
Other non-current assets	711	293
Accounts payable	1,427	(2,055)
Accrued expenses	648	125
Accrued compensation and benefits	1,868	4,900
Deferred revenue	(495)	8,977
Other non-current liabilities	189	662

Net cash and cash equivalents used in operating activities	(16,639)	(7,225)

Cash flows from investing activities
Purchases of short-term investments held to maturity	(51,111)	(12,959)
Proceeds from maturity of short-term investments held to maturity	8,067	9,566
Purchases of property and equipment	(8,054)	(3,730)

Net cash and cash equivalents used in investing activities	(51,098)	(7,123)

Cash flows from financing activities
Draws on revolving line of credit	22,492	7,000
Payments on revolving line of credit	(34,903)	—
Proceeds from exercises of stock options	1,318	2,244
Proceeds from issuance of common stock and warrant, net of issuance costs	74,538	—
Payments of deferred financing costs and debt issuance costs	(566)	—
Remittance of taxes upon vesting of restricted stock units	(874)	—
Payments on financing and capital lease obligations	(4,918)	(5,316)

Net cash and cash equivalents provided by financing activities	57,087	3,928

Net decrease in cash and cash equivalents	(10,650)	(10,420)
Cash and cash equivalents, beginning of period	51,074	65,645

Cash and cash equivalents, end of period	$40,424	$55,225

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$1,558	$772

Property and equipment purchased with financing and capital lease obligations	$236	$10,646

Post contract support purchased with financing obligations	$—	$604

Allocation of proceeds to deferred revenue from issuance of common stock based on relative selling price	$207	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results for the full year or the results for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 27, 2015.

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

In January 2015, the Company adjusted the estimated expected life of its customer relationship. This change in estimate was the result of analyzing quantitative and qualitative observations in the market and the Company’s business. This change shortened the term over which deferred revenue is recognized from 10 to 7 years and was applied prospectively to unamortized professional services fees over the longer of the contract term or the adjusted estimated expected life of the customer relationship.

The change in the customer relationship period increased the amount of revenue recognized during the three and six months ended June 30, 2015, which decreased loss from continuing operations and net loss by $1,499 and $3,199, respectively, and decreased our loss per share by $0.05 and $0.12 for the three- and six-month periods ended June 30, 2015, respectively. As a result of the change in the customer relationship period, Carrier and Employer revenue increased by $1,198 and $301, respectively, for the three months ended June 30, 2015, and $2,646 and $553, respectively, for the six months ended June 30, 2015.

As of July 1, 2015, the Company determined that it had established standalone value for the implementation services for the Benefitfocus Marketplace solution in the Employer segment. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, implementation services related to the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 will be recognized separately from the revenues earned from the Employer software subscription services.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, Aetna, represented 10.0% and 13.3%, of the total accounts receivable at June 30, 2015 and December 31, 2014, respectively. One customer, Aetna, represented 10.0% of total revenue for the three- and six-month periods ended June 30, 2015. No customer represented more than 10% of total revenue for the three- and six-month periods ended June 30, 2014.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due and other relevant factors. Bad debt expense is recorded in general and administrative expense on the unaudited consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts could result in write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $10 as of both June 30, 2015 and December 31, 2014.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $1,646 and $1,653 as of June 30, 2015 and December 31, 2014, respectively.

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

In the three months ended June 30, 2015 and 2014, the Company capitalized software development costs of $506 and $503, and amortized capitalized software development costs of $671 and $768, respectively. In the six months ended June 30, 2015 and 2014, the Company capitalized software development costs of $1,051 and $938, and amortized capitalized software development costs of $1,347 and $1,463, respectively. The net book value of capitalized software development costs was $3,838 and $4,134 at June 30, 2015 and December 31, 2014, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. In July 2015, FASB approved the deferral of the effective date of this guidance by one year. As a result, this guidance will be effective for the Company beginning January 1, 2018, with an option to early adopt. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this statement on its consolidated financial position.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2015	2014	2015	2014
Restricted stock units	998,889	369,707	998,889	369,707
Stock options	2,134,685	2,563,379	2,134,685	2,563,379
Warrant to purchase common stock	580,813	—	580,813	—

Total anti-dilutive common share equivalents	3,714,387	2,933,086	3,714,387	2,933,086

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(18,284)	$(18,200)	$(32,933)	$(30,602)

Net loss attributable to common stockholders	$(18,284)	$(18,200)	$(32,933)	$(30,602)

Denominator:
Weighted-average common shares outstanding, basic and diluted	28,633,992	25,200,093	27,694,935	24,872,545

Net loss per common share, basic and diluted	$(0.64)	$(0.72)	$(1.19)	$(1.23)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of June 30, 2015 and December 31, 2014.

	June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$39,038	$—	$—	$39,038

Total assets	$39,038	$—	$—	$39,038

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$50,695	$—	$—	$50,695

Total assets	$50,695	$—	$—	$50,695

(1)	Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. The amortized cost basis and net carrying amount of marketable securities was $48,091 and $5,135 and the aggregate fair value, determined by level 2 inputs, was $48,063 and $5,134, as of June 30, 2015 and December 31, 2014, respectively. The gross unrealized holding gains were $5 and $0 and the gross unrealized losses were $33 and $1, as of June 30, 2015 and December 31, 2014, respectively. Corporate bonds held in marketable securities had contractual maturities of between 1 and 10 months as of June 30, 2015.

The primary valuation techniques the Company utilizes to determine fair value of marketable securities are calculated prices and evaluated prices. These techniques incorporate data from several sources to determine the price of a security such as accreted value, market data, trade observations, pricing models and systems.

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	June 30, 2015	December 31, 2014
Aggregate fair value of investments with unrealized losses (1)	$28,902	$5,135
Aggregate amount of unrealized losses	(33)	(1)

(1)	Investments have been in a continuous loss position for less than 12 months

6. Property and Equipment

Property and equipment consists of the following as of:

	June 30, 2015	December 31, 2014
Buildings, leased	$26,444	$7,965
Computers and related equipment	21,039	18,871
Purchased software and licenses	21,288	20,392
Software developed	19,448	18,397
Furniture and fixtures	6,510	3,834
Leasehold improvements	6,764	3,334
Other equipment	3,044	2,009
Vehicles	111	111
Construction in progress	118	24,296

Total property and equipment, at cost	104,766	99,209
Accumulated depreciation and amortization	(50,706)	(45,188)

Property and equipment, net	$54,060	$54,021

7. Revolving Line of Credit and Senior Revolving Line of Credit

In February 2015, the Company replaced its then existing revolving line of credit (“Revolver”) with a senior revolving line of credit (“Senior Revolver”) with a syndicate of lenders led by Silicon Valley Bank. The Company borrowed $18,246 under the Senior Revolver, of which $17,657 repaid the principal of the Revolver and $589 paid accrued interest, as well as administrative and legal fees related to the issuance of the Senior Revolver. The debt issuance fees were capitalized in the Company’s balance sheet and will be amortized over the life of the Senior Revolver.

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

Later in February 2015, the Company repaid $13,246 under this line of credit. In March 2015, the Company borrowed $4,246 for general operating purposes. In April 2015, the Company repaid $4,000 under this line of credit.

As of June 30, 2015, the amount outstanding under this line of credit was $5,246 and the amount available to borrow, adjusted by the borrowing base limit, was $45,291.

8. Commitments and Contingencies

Financing and Capital Lease Obligations

During January 2015, the Company began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, the Company was deemed the “owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion, the Company was also deemed the “owner” for accounting purposes due to its continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in “Property and equipment, net” and the related financing obligation remained recorded in the Company’s consolidated balance sheets. As of June 30, 2015, the financing obligation related to this lease was $21,200.

9. Stock-based Compensation

Restricted Stock Units

During January 2015, the Company granted 26,050 restricted stock units to employees with an aggregate grant date fair value of $815. During April 2015, the Company granted 401,043 restricted stock units to employees with an aggregate grant date fair value of $14,377. These restricted stock units vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of restricted stock units in the period they vest, to the extent the compensation expense has been recognized.

10. Stockholders’ Equity (Deficit)

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At June 30, 2015, the Company had reserved a total of 5,330,056 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	2,134,685
Restricted stock units	998,889
Possible future issuance under stock option plans	1,615,669
Warrant to purchase common stock	580,813

Total common shares reserved for future issuance	5,330,056

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

The Stock Purchase Agreement, warrant agreement and amended commercial contract are considered part of a single arrangement and accounted for in accordance with the multiple-element arrangement guidance outlined in ASC 605-25, Revenue: Multiple-Element Arrangements. The aggregate consideration from the arrangement was allocated to the units of accounting in the arrangement based on their estimated relative selling price, which resulted in $74,331 of consideration being allocated to common stock and warrant, net of issuance costs.

11. Income Taxes

The Company’s effective federal tax rate for the three- and six-months ended June 30, 2015 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

Substantially all assets were held and all revenue was generated in the United States during the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue from external customers by segment:
Employer	$20,779	$14,289	$41,677	$27,566
Carrier	21,929	18,048	43,700	35,467

Total net revenue from external customers	$42,708	$32,337	$85,377	$63,033

Depreciation and amortization by segment:
Employer	$1,450	$1,112	$2,792	$2,146
Carrier	1,453	1,444	2,934	2,854

Total depreciation and amortization	$2,903	$2,556	$5,726	$5,000

Gross profit by segment:
Employer	$7,571	$3,586	$16,125	$8,193
Carrier	11,497	7,714	23,149	14,577

Total gross profit	$19,068	$11,300	$39,274	$22,770

13. Related Parties

Related Party Leasing Arrangements

The Company leases the buildings and office space on its Charleston, South Carolina campus from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The leasing arrangements have 15-year terms which started in 2006, 2009, and 2015. The Company has an option to renew the 2006 and 2009 arrangements for one five-year period and an option to renew the 2015 arrangement for up to five one-year periods. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,220 and $1,092 for the three months ended June 30, 2015 and 2014, respectively and $7,172 and $2,451 for the six months ended June 30, 2015 and 2014, respectively. Amounts due to the related parties were $799 and $1,807 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, $119 of amounts due to the related parties were recorded as “Accounts payable” and $680 were recorded as “Accrued expenses”. As of December 31, 2014, $949 was recorded in “Accounts payable” and $858 was recorded in “Accrued expenses”.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by a Company director, significant stockholder, and executive. Expenses related to this company were $28 and $110 for the three months ended June 30, 2015 and 2014, respectively and $82 and $203 for the six months ended June 30, 2015 and 2014, respectively. Amounts due to this related party were $0 and $44 as of June 30, 2015 and December 31, 2014, respectively, and were recorded in “Accrued expenses.”

Related Party Revenues

As disclosed in Note 10, the Company entered into a Stock Purchase Agreement with Mercer, a customer, on February 24, 2015. As a result of this transaction, Mercer became a related party by virtue of beneficially owning more than 10% of the voting interest of the Company. At the same time, the Company entered into an amendment of its commercial contract with Mercer. The amendment to the commercial contract, among other things, expands certain terms and conditions of the existing relationship between the Company and Mercer and its affiliates. Revenue from Mercer was $3,501 for the three months ended June 30, 2015, and $4,615 for the six months ended June 30, 2015, from the time they became a related party, and was reflected in “Revenues,” within the accompanying statement of operations. The amounts due from Mercer were $1,603 as of June 30, 2015. The amount of deferred revenue associated with Mercer was $9,882 as of June 30, 2015 and was reflected in the balances of deferred revenue in the consolidated balance sheets.

14. Subsequent Events

Restricted Stock Units

During July 2015, the Company granted 35,627 restricted stock units to employees and certain directors with an aggregate grant date fair value of $1,460. Generally, these restricted stock units vest in equal annual installments over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of restricted stock units in the period they vest, to the extent the compensation expense has been recognized.

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

We serve two separate but related market segments. Our fastest growing market segment, the employer market, consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are approximately 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. Our business model capitalizes on the close relationship between carriers and their members, and the carriers’ ability to serve as lead generators for potential employer customers. Carriers pay for services at a rate reflective of the aggregated nature of their customer base on a per application basis. Carriers can then deploy their applications to employer groups and members. As employers become direct customers through our employer segment, we provide them our platform offering that bundles many software applications into a comprehensive benefits solution through Benefitfocus Marketplace. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem.

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 89% and 92% of our total revenue during the three months ended June 30, 2015 and 2014, respectively, and 89% and 93% of our total revenue during the six months ended June 30, 2015 and 2014, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 11% and 8% of our total revenue during the three months ended June 30, 2015 and 2014, respectively, and 11% and 7% of our total revenue during the six months ended June 30, 2015 and 2014, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 662 as of June 30, 2015, a net increase of 94 since March 31, 2015. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

	As of June 30,
	2015	2014
Number of customers:
Large employer	662	488
Carrier	52	43

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

For the three- and six-month periods ended June 30, 2015 and 2014, our software services revenue retention rate exceeded 95%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(18,284)	$(18,200)	$(32,933)	$(30,602)
Depreciation	2,156	1,712	4,226	3,384
Amortization of software development costs	671	767	1,347	1,463
Amortization of acquired intangible assets	76	77	153	153
Interest income	(56)	(24)	(74)	(50)
Interest expense on building lease financing obligations	1,730	648	3,644	1,107
Interest expense on other borrowings	210	149	490	278
Income tax expense	5	15	20	29
Stock-based compensation expense	2,781	1,351	4,617	1,891

Total net adjustments	7,573	4,695	$14,423	$8,255

Adjusted EBITDA	$(10,711)	$(13,505)	$(18,510)	$(22,347)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Software services	$38,128	$29,823	$75,881	$58,331
Professional services	4,580	2,514	9,496	4,702

Total revenue	$42,708	$32,337	$85,377	$63,033

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and it is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers that are determined to have no stand-alone value and are sold with our software services, or implementation fees, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, currently 7 years. We periodically evaluate the term over which revenue is recognized for most professional services as we gain more experience with customer contract renewals.

As of July 1, 2015, we determined that we had established standalone value for the implementation services for the Benefitfocus Marketplace solution in the Employer segment. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, implementation services related to the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 will be recognized separately from the revenues earned from the Employer software subscription services.

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

Overhead Allocation

We allocate expenses associated with our facilities, IT costs, and depreciation and amortization, between cost of revenue and operating expenses based on employee headcount determined by the nature of work performed.

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

We expense our cost of revenue as we incur the costs. However, the related revenue from fees we receive for our implementation services, determined to have no stand-alone value and performed before a customer is operating on our platform, is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our monthly subscription services due to the labor associated with implementation.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three- and six-month periods ended June 30, 2015 and 2014.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$42,708	$32,337	$85,377	$63,033
Cost of revenue(1)	23,640	21,037	46,103	40,263

Gross profit	19,068	11,300	39,274	22,770
Operating expenses:
Sales and marketing(1)	15,804	14,067	31,279	25,054
Research and development(1)	13,271	10,372	25,048	19,150
General and administrative(1)	6,393	4,272	11,804	7,801

Total operating expenses	35,468	28,711	68,131	52,005

Loss from operations	(16,400)	(17,411)	(28,857)	(29,235)
Other income (expense):
Interest income	56	24	74	50
Interest expense on building lease financing obligations	(1,730)	(648)	(3,644)	(1,107)
Interest expense on other borrowings	(210)	(149)	(490)	(278)
Other income (expense)	5	(1)	4	(3)

Total other expense, net	(1,879)	(774)	(4,056)	(1,338)

Loss before income taxes	(18,279)	(18,185)	(32,913)	(30,573)
Income tax expense	5	15	20	29

Net loss	$(18,284)	$(18,200)	$(32,933)	$(30,602)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$434	$213	$754	$292
Sales and marketing	713	371	1,036	535
Research and development	613	366	1,052	515
General and administrative	1,021	401	1,775	549

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.4	65.1	54.0	63.9

Gross profit	44.6	34.9	46.0	36.1
Operating expenses:
Sales and marketing	37.0	43.5	36.6	39.7
Research and development	31.1	32.1	29.3	30.4
General and administrative	15.0	13.2	13.8	12.4

Total operating expenses	83.0	88.8	79.8	82.5

Loss from operations	(38.4)	(53.8)	(33.8)	(46.4)
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Interest expense on building lease financing obligations	(4.1)	(2.0)	(4.3)	(1.8)
Interest expense on other borrowings	(0.5)	(0.5)	(0.6)	(0.4)
Other income (expense)	—	—	—	—

Total other expense, net	(4.4)	(2.4)	(4.8)	(2.1)

Loss before income taxes	(42.8)	(56.2)	(38.6)	(48.5)
Income tax expense	—	—	—	—

Net loss	(42.8)%	(56.3)%	(38.6)%	(48.5)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue from external customers by segment:
Employer	$20,779	$14,289	$41,677	$27,566
Carrier	21,929	18,048	43,700	35,467

Total net revenue from external customers	$42,708	$32,337	$85,377	$63,033

Gross profit by segment:
Employer	$7,571	$3,586	$16,125	$8,193
Carrier	11,497	7,714	23,149	14,577

Total gross profit	$19,068	$11,300	$39,274	$22,770

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$38,128	89.3%	$29,823	92.2%	$8,305	27.8%
Professional services	4,580	10.7	2,514	7.8	2,066	82.2

Total revenue	$42,708	100.0%	$32,337	100.0%	$10,371	32.1%

Growth in software services revenue in absolute terms was primarily attributable to the net addition of new customers, as the number of large employer and carrier customers increased to 714 as of June 30, 2015 from 531 as of June 30, 2014. The increase in professional services revenue of $2.1 million was in part attributable to the change in the relationship period from 10 to 7 years, resulting in an increase in revenue of $1.0 million, from customers that were using our platform prior to the beginning of 2015. The remaining increase was related to newly activated customers and additional products with existing customers.

Segment Revenue

	Three Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$20,779	48.7%	$14,289	44.2%	$6,490	45.4%
Carrier	21,929	51.3	18,048	55.8	3,881	21.5

Total revenue	$42,708	100.0%	$32,337	100.0%	$10,371	32.1%

Growth in employer revenue was primarily attributable to a $5.9 million increase in our employer software services revenue and a $0.6 million increase in professional services revenue, driven primarily by an increase in the number of large employer customers using our platform as of June 30, 2015 as compared to June 30, 2014.

Growth in carrier revenue was primarily attributable to an increase of $2.4 million in our carrier software services revenue driven primarily by an increase in the number of carrier customers using our platform during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The remaining increase of $1.5 million was attributable to our carrier professional services revenue, of which $0.9 million resulted from the change in the customer relationship period from 10 to 7 years from customers that were using the platform prior to the beginning of 2015, with the remainder of the increase of $0.6 million driven by new customers using our platform and newly activated products with existing customers as of June 30, 2015 as compared to June 30, 2014.

Cost of Revenue

	Three Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$23,640	55.4%	$21,037	65.1%	$2,603	12.4%

The increase in cost of revenue in absolute terms was primarily attributable to a $2.3 million increase in salaries and personnel-related costs and professional fees, including an increase in stock-based compensation of $0.2 million, of which $0.8 million was associated with increased client service capacity to support our growing number of customers and $1.3 million was associated with an increase in engineering and delivery costs. Additionally, we experienced an increase of $0.3 million in increased depreciation and amortization and other facilities costs related to additional infrastructure to support the growth in headcount.

Gross Profit

	Three Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$24,432	64.1%	$16,919	56.7%	$7,513	44.4%
Professional services	(5,364)	(117.1)	(5,619)	(223.5)	255	(4.5)

Gross profit	$19,068	44.6%	$11,300	34.9%	$7,768	68.7%

The increase in software services gross profit in absolute terms was driven by a $8.3 million, or 27.8%, increase in software services revenue. This increase was partially offset by a $0.8 million, or 6.1%, increase in software services cost of revenue. Software services cost of revenue included $0.2 million and $0.1 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $2.0 million of depreciation and amortization for the three months ended June 30, 2015 and 2014, respectively.

The decrease in professional services gross loss was driven by a $2.1 million, or 82.2%, increase in professional services revenue, partially offset by a $1.8 million, or 22.3%, increase in professional services cost of revenue. Professional services cost of revenue included $0.2 million and $0.1 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively. In addition, professional services cost of revenue included $0.3 million and $0.2 million in depreciation and amortization for the three months ended June 30, 2015 and 2014, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services, determined to have no stand-alone value through June 30, 2015 and performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 7 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription software services.

Segment Gross Profit

	Three Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$7,571	36.4%	$3,586	25.1%	$3,985	111.1%
Carrier	11,497	52.4	7,714	42.7	3,783	49.0

Gross profit	$19,068	44.6%	$11,300	34.9%	$7,768	68.7%

Employer gross profit increased by $4.0 million, or 111.1%, between the three months ended June 30, 2014 and the three months ended June 30, 2015. The $6.5 million, or 45.4%, increase in employer revenue was offset by a $2.5 million, or 23.4%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to an increase in associate headcount to provide support services to our expanding customer base and costs associated with providing implementation services, including salary and personnel related costs, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $1.1 million and $1.0 million of depreciation and amortization for the three months ended June 30, 2015 and 2014, respectively. In addition, our employer gross profit included $0.2 million and $0.1 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively.

Carrier gross profit increased by $3.8 million, or 49.0%, between the three months ended June 30, 2014 and the three months ended June 30, 2015. Carrier revenue increased $3.9 million, or 21.5%, offset by a slight increase in carrier cost of revenue of $0.1 million, or 0.9%. Our carrier gross profit included $1.1 million and $1.3 million in depreciation and amortization for the three months ended June 30, 2015 and 2014, respectively. In addition, our carrier gross profit included $0.2 million and $0.1 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively.

Operating Expenses

	Three Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$15,804	37.0%	$14,067	43.5%	$1,737	12.3%
Research and development	$13,271	31.1%	$10,372	32.1%	$2,899	28.0%
General and administrative	$6,393	15.0%	$4,272	13.2%	$2,121	49.6%

The increase in sales and marketing expense in absolute terms was primarily attributable to a (1) $3.1 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.3 million, due to sales and marketing associates hired to continue driving revenue growth, (2) a decrease of $1.6 million related to sales and marketing events, primarily as a result of moving our annual user conference to the first quarter in 2015 from the second quarter in 2014, and (3) a $0.2 million increase related to travel-related costs and other operating costs driven by an increase in the number of employees.

The increase in research and development expense in absolute terms was primarily attributable to a $1.8 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.2 million, due to additional research and development headcount. Additionally, we experienced a $0.8 million increase in engineering consulting fees for assistance in product development. We also experienced a $0.3 million increase in depreciation and amortization and other facilities costs related to additional infrastructure to support the growth in headcount.

The increase in general and administrative expense was primarily attributable to a $1.1 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.6 million, due to additional general and administrative headcount. We also experienced a $0.6 million increase in consulting and professional fees related to being a publicly traded company, and a $0.4 million increase in insurance and other operating expenses.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$75,881	88.9%	$58,331	92.5%	$17,550	30.1%
Professional services	9,496	11.1	4,702	7.5	4,794	102.0

Total revenue	$85,377	100.0%	$63,033	100.0%	$22,344	35.4%

Growth in software services revenue in absolute terms was primarily attributable to the net addition of new customers, as the number of large employer and carrier customers increased to 714 as of June 30, 2015 from 531 as of June 30, 2014. The increase in professional services revenue of $4.8 million between the six months ended June 30, 2014 and the six months ended June 30, 2015, was attributable to the change in the customer relationship period from 10 to 7 years, resulting in an increase in revenue of $1.9 million, from customers that were using our platform prior to the beginning of 2015, and an increase in newly activated customers and products of $2.9 million.

Segment Revenue

	Six Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$41,677	48.8%	$27,566	43.7%	$14,111	51.2%
Carrier	43,700	51.2	35,467	56.3	8,233	23.2

Total revenue	$85,377	100.0%	$63,033	100.0%	$22,344	35.4%

Growth in employer revenue was primarily attributable to a $12.6 million increase in our employer software services revenue and a $1.5 million increase in professional services revenue, driven primarily by an increase in the number of large employer customers using our platform as of June 30, 2015 as compared to June 30, 2014.

Growth in carrier revenue in absolute terms was primarily attributable to an increase of $4.9 million in our carrier software services revenue driven primarily by an increase in the number of carrier customers using our platform during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The remaining increase of $3.3 million was attributable to our carrier professional services revenue driven by the change in the customer relationship period from 10 to 7 years for customers that were using the platform prior to the beginning of 2015 of $1.7 million, with the remainder of the increase of $1.6 million driven by new customers using our platform as of June 30, 2015 as compared to June 30, 2014.

Cost of Revenue

	Six Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$46,103	54.0%	$40,263	63.9%	$5,840	14.5%

The increase in cost of revenue in absolute terms was primarily attributable to a $5.4 million increase in salaries and personnel-related costs and professional fees, including an increase in stock-based compensation of $0.4 million, of which $1.8 million was associated with increased client service capacity to support our growing number of customers and an increase in engineering costs and other personnel-related costs of $3.2 million. Additionally, we experienced an increase of $0.4 million in depreciation and amortization and other facilities costs related to additional infrastructure to support the growth in headcount.

Gross Profit

	Six Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$48,755	64.3%	$34,224	58.7%	$14,531	42.5%
Professional services	(9,481)	(99.8)	(11,454)	(243.6)	1,973	(17.2)

Gross profit	$39,274	46.0%	$22,770	36.1%	$16,504	72.5%

The increase in software services gross profit was driven by a $17.5 million, or 30.1%, increase in software services revenue. This increase was partially offset by a $3.0 million, or 12.5%, increase in software services cost of revenue. Software services cost of revenue included $0.4 million and $0.1 million of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively, and $3.9 million and $4.0 million of depreciation and amortization in each of the six months ended June 30, 2015 and 2014, respectively.

The decrease in professional services gross loss was driven by a $4.8 million, or 102.0%, increase in professional services revenue, partially offset by a $2.8 million, or 17.5%, increase in professional services cost of revenue. Professional services cost of revenue included $0.4 million and $0.2 million of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively. In addition, professional services cost of revenue included $0.6 million and $0.3 million in depreciation and amortization for the six months ended June 30, 2015 and 2014, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services, determined to have no stand-alone value through June 30, 2015 and performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 7 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Six Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$16,125	38.7%	$8,193	29.7%	$7,932	96.8%
Carrier	23,149	53.0	14,577	41.1	8,572	58.8

Gross profit	$39,274	46.0%	$22,770	36.1%	$16,504	72.5%

Employer gross profit increased by $7.9 million, or 96.8%, between the six months ended June 30, 2014 and the six months ended June 30, 2015. The $14.1 million, or 51.2%, increase in employer revenue was offset by a $6.2 million, or 31.9%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to an increase in associate headcount to provide support services to our expanding customer base and costs associated with providing implementation services, including salaries and personnel related costs, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $2.1 million and $1.8 million of depreciation and amortization for the six months ended June 30, 2015 and 2014, respectively. In addition, our employer gross profit included $0.4 million and $0.1 million of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.

Carrier gross profit increased by $8.6 million, or 58.8%, between the six months ended June 30, 2014 and the six months ended June 30, 2015. Carrier revenue increased $8.2 million, or 23.2% in addition to a decrease in carrier cost of revenue of $0.4 million, or 1.6%. The decrease in cost of revenue is primarily attributable to a decrease in carrier customer-specific development and an increase in platform enhancements and development, which is treated as a research and development cost. Our carrier gross profit included $2.3 million and $2.5 million in depreciation and amortization for the six months ended June 30, 2015 and 2014, respectively. In addition, our carrier gross profit included $0.3 million and $0.2 million of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses

	Six Months Ended June 30,
	2015		2014
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$31,279	36.6%	$25,054	39.7%	$6,225	24.8%
Research and development	$25,048	29.3%	$19,150	30.4%	$5,898	30.8%
General and administrative	$11,804	13.8%	$7,801	12.4%	$4,003	51.3%

The increase in sales and marketing expense in absolute terms was primarily attributable to a $5.8 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.5 million, due to sales and marketing associates hired to continue driving revenue growth and $0.6 million related to increases in travel-related costs, recruiting, and other operating costs driven by an increase in the number of employees. These increases were offset by a decrease in the costs of sales and marketing events of $0.2 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The increase in research and development expense in absolute terms was primarily attributable to a $4.2 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.5 million, due to additional research and development headcount. Additionally, we experienced a $1.1 million increase in engineering consulting fees for assistance in product development. Also, we experienced a $0.6 million increase in additional depreciation and amortization and other operating costs related to the growth in headcount.

The increase in general and administrative expense was partly attributable to a $2.2 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $1.2 million, due to additional general and administrative headcount. We also experienced a $0.8 million increase in consulting and professional fees related to being a publicly traded company and a $1.0 million increase in insurance and other operating expenses.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for those listed below, during the six months ended June 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

In January 2015, we adjusted the estimated expected life of the customer relationship period for both segments. This change in estimate was the result of analyzing recent quantitative and qualitative observations in the market and factors impacting our business. This change in estimate shortened the term over which deferred revenue is recognized from 10 to 7 years and was applied prospectively to unamortized professional services fees over the longer of the contract term or the adjusted estimated expected life of the customer relationship.

The change in the customer relationship period increased the amount of revenue recognized during the three and six months ended June 30, 2015, which decreased loss from continuing operations and net loss by $1.5 million and $3.2 million, respectively, and decreased our loss per share by $0.05 and $0.12 for the three- and six-month periods ended June 30, 2015, respectively. As a result of the change in the customer relationship period, Carrier and Employer revenue increased by $1.2 million and $0.3 million, respectively, for the three months ended June 30, 2015, and $2.6 million and $0.6 million, respectively, for the six months ended June 30, 2015.

As of July 1, 2015, we determined that we had established standalone value for the implementation services for the Benefitfocus Marketplace solution in the Employer segment. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, implementation services related to the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 will be recognized separately from the revenues earned from the Employer software subscription services.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2015, our primary sources of liquidity were our cash and cash equivalents totaling $40.4 million and $48.1 million in marketable securities, $21.9 million in accounts receivables, net of allowance, and unused revolving line of credit of $45.3 million.

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

In February 2015, we replaced our then existing revolving line of credit with a senior revolving line of credit, or Senior Revolver, with a syndicate of lenders led by Silicon Valley Bank. The three-year Senior Revolver has a borrowing limit of $60.0 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the line of credit may be less than the $60.0 million borrowing limit. The outstanding indebtedness under our previous line of credit was repaid with proceeds from the Senior Revolver and the previous revolving line of credit was terminated. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

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

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our initial public offering and the transaction with Mercer, will be sufficient to meet our cash requirements for at least the next 12 months.

Going forward, we may raise additional equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Financing and Capital Lease Obligations

During January 2015, we began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, we were deemed the “owner” for accounting purposes due to our extensive involvement in the construction process. Upon completion, we were also deemed the “owner” for accounting purposes due to our continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in property and equipment and the related financing obligation remained recorded. As of June 30, 2015, the financing obligation for this lease was $21.2 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(16,639)	$(7,225)
Investing activities	(51,098)	(7,123)
Financing activities	57,087	3,928

Operating Activities

For the six months ended June 30, 2015, our operating activities used $16.6 million of cash, as $14.0 million for non-cash adjustments and $2.3 million of cash used by changes in working capital was more than offset by a net loss of $32.9 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $5.7 million, accrual of interest on financing obligations of $3.6 million, and non-cash stock compensation expense of $4.6 million. The cash provided by changes in working capital primarily consisted of an increase in accrued compensation and benefits of $1.9 million, an increase in accounts payable of $1.4 million, an increase in accrued expenses of $0.6 million, and a decrease in other non-current assets of $0.7 million. The fluctuations of accounts payable, accrued expenses, and other non-current assets resulted from normal timing of payments. These increases were more offset by an increase in prepaid expenses and other current assets of $1.5 million, an increase in accounts receivable of $0.6 million and a decrease in deferred revenue of $0.5 million, primarily driven by the change in the customer relationship period. The increase in accounts receivable is due to the timing of customer payments, and the increase in prepaid expenses and other current assets is due to the timing of purchases.

For the six months ended June 30, 2014, our operating activities used $7.2 million of cash, as $15.0 million of cash provided by changes in working capital and $8.4 million in adjustments for non-cash items were mostly offset by a net loss of $30.6 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $5.0 million, accrual of interest on financing obligations of $1.1 million, non-cash stock compensation expense of $1.9 million, and change in fair value and accretion of warrant of $0.4 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $9.0 million, an increase in accrued compensation and benefits of $4.9 million, and a decrease in accounts receivable of $2.3 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from an increase in the number of associates. The decrease in accounts receivable resulted from the normal timing of customer payments. These increases were partially offset by a decrease in operating cash flow due to a $1.9 million decrease in accounts payable and accrued expenses and a $0.4 million increase in prepaid expenses. The decrease in accounts payable and accrued expenses was primarily attributable to normal fluctuations and the timing of expense payments.

Investing Activities

For the six months ended June 30, 2015 and 2014, net cash used in investing activities was $51.1 million and $13.0 million, respectively, for the purchase of short-term investments held to maturity and $8.1 million and $3.7 million, respectively, for the purchase of property and equipment. Additionally, during the six months ended June 30, 2015 and 2014, the maturity of short-term investments held to maturity provided $8.1 million and $9.6 million, respectively.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities was $57.1 million, consisting primarily of proceeds of $74.5 million from the issuance of common stock and warrant to Mercer and a $22.5 million draw on the revolving line of credit, offset by payments on the revolving line of credit of $34.9 million, payments of $4.9 million of financing and capital lease obligations, payments of $0.9 million for the remittance of taxes upon the vesting of restricted stock units, and payments of $0.6 million for debt issuance costs related to the establishment of the Senior Revolver.

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

Commitments

In February 2015, we replaced our then existing revolving line of credit with the Senior Revolver, involving a syndicate of lenders led by Silicon Valley Bank. The three-year Senior Revolver has a borrowing limit of $60.0 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the $60.0 million borrowing limit. The outstanding indebtedness under our previous line of credit was repaid with proceeds from the Senior Revolver. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

During January 2015, we began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, we were deemed the “owner” for accounting purposes due to our extensive involvement in the construction process. Upon completion, we were also deemed the “owner” for accounting purposes due to our continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in property and equipment and the related financing obligation remained recorded. As of June 30, 2015, the financing obligation related to this lease was $21.2 million. The future minimum lease payments under the lease are $81.5 million.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. We have not yet determined which method we will apply. In July 2015, FASB approved the deferral of the effective date of this guidance by one year. As a result, this guidance will be effective for the us beginning January 1, 2018, with an option to early adopt. We are currently evaluating the impact of this statement on our consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the impact of this statement on our consolidated financial position.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the Senior Revolver bear interest at variable rates. Increases in the Prime Rate would increase the amount of interest payable under this line of credit.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our Senior Revolver, which are subject to a variable interest rate. At June 30, 2015, we had borrowings under our revolving line of credit of $5.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.1 million change in our annual interest expense on our outstanding borrowings at June 30, 2015. Any debt we incur in the future may also bear interest at variable rates.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Based on their evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that as of June 30, 2015 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2015.

(b) Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with management’s annual assessment of the overall effectiveness of our internal controls over financial reporting included in our Form 10-K for the year ended December 31, 2014, management based its assessment on the framework set forth in Internal Control-Integrated Framework (1992) (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). On May 14, 2013, COSO published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to the 1992 Framework. While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective.

The Company has reviewed the 2013 Framework and is integrating the changes into its internal controls over financial reporting. The Company expects that management’s annual assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015 will be based on the 2013 Framework and that the change will not have a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

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

We experienced net losses of $63.2 million, $30.4 million, and $14.9 million for the years ended December 31, 2014, 2013, and 2012, respectively, and net losses of $32.9 million and $30.6 million for the six months ended June 30, 2015 and 2014, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Mercer LLC, or Mercer, and its affiliates, and others such as technology and content providers, and third party system integrators. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our recently expanded relationship with and sale of stock to Mercer increases our reliance on it and related risks, including Mercer’s competitors being less likely to do business with us. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

We might require additional capital to support business growth.

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

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes, employment claims made by our current or former associates, or purported securities class actions. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

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

        The Goldman Sachs Group, affiliates of which owned approximately 29.7% of the voting and economic interest in our business at June 30, 2015, is regulated as a bank holding company and a financial holding company under the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through June 30, 2015, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of June 30, 2015, we had an aggregate of 28,723,308 shares of common stock outstanding. As of June 30, 2015, there also were outstanding options and restricted stock units to purchase 3,133,574 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

        As of June 30, 2015, our directors, executive officers, and their affiliated entities beneficially owned more than 56.9% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 29.7%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of June 30, 2015, these stockholders collectively beneficially owned more than 56.0% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and take advantage of exemptions from certain corporate governance requirements.

As of June 30, 2015, more than 56.0% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from the corporate governance requirements that a majority of our directors be independent, as defined in the NASDAQ Stock Market listing rules, and that our compensation and nominating and corporate governance committees consist entirely of independent directors. We currently rely on the “controlled company” exemption under the NASDAQ Stock Market listing rules. While a majority of the members of our board of directors and all of the members of our compensation committee are independent directors, our nominating and corporate governance committee does not consist entirely of independent directors. Accordingly, while we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2014, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our ongoing compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts.

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

Through June 30, 2015, there was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through June 30, 2015, we have used the net proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 6. EXHIBITS

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.25	First Amendment Agreement among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc. and Benefitstore, Inc., as the borrowers, Silicon Valley Bank, a lender and administrative agent and collateral agent, and several other lenders party thereto, dated June 16, 2015.	8-K		10.25	June 16, 2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2015

Benefitfocus, Inc.

By:	/s/ Milton A. Alpern
Milton A. Alpern,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.25	First Amendment Agreement among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc. and Benefitstore, Inc., as the borrowers, Silicon Valley Bank, a lender and administrative agent and collateral agent, and several other lenders party thereto, dated June 16, 2015.	8-K		10.25	June 16, 2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.