Form 10-Q
period 2015-09-30
Benefitfocus,Inc.
filed 2015-11-05
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, there were approximately 29,139,773 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$42,992	$51,074
Marketable securities	42,245	5,135
Accounts receivable, net	20,738	21,311
Accounts receivable, related party	1,996	—
Prepaid expenses and other current assets	6,296	4,242

Total current assets	114,267	81,762
Property and equipment, net	54,555	54,021
Intangible assets, net	730	951
Goodwill	1,634	1,634
Other non-current assets	1,169	1,650

Total assets	$172,355	$140,018

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,925	$5,589
Accrued expenses	9,302	9,171
Accrued compensation and benefits	20,820	17,374
Deferred revenue, current portion	36,523	20,384
Revolving line of credit, current portion	10,000	—
Financing and capital lease obligations, current portion	4,383	4,197

Total current liabilities	85,953	56,715

Deferred revenue, net of current portion	56,345	74,126
Revolving line of credit, net of current portion	5,246	17,657
Financing and capital lease obligations, net of current portion	31,224	32,240
Other non-current liabilities	2,325	2,103

Total liabilities	181,093	182,841

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 28,986,398 and 25,608,937 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	29	26
Additional paid-in capital	307,088	223,409
Accumulated deficit	(315,855)	(266,258)

Total stockholders’ deficit	(8,738)	(42,823)

Total liabilities and stockholders’ deficit	$172,355	$140,018

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$45,426	$34,200	$130,803	$97,233
Cost of revenue	26,265	23,355	72,368	63,618

Gross profit	19,161	10,845	58,435	33,615
Operating expenses:
Sales and marketing	14,218	12,105	45,497	37,159
Research and development	12,958	11,469	38,006	30,619
General and administrative	6,777	5,033	18,581	12,834

Total operating expenses	33,953	28,607	102,084	80,612

Loss from operations	(14,792)	(17,762)	(43,649)	(46,997)
Other income (expense):
Interest income	56	14	130	64
Interest expense on building lease financing obligations	(1,727)	(943)	(5,371)	(2,050)
Interest expense on other borrowings	(195)	(198)	(685)	(476)
Other (expense) income	(1)	(8)	3	(11)

Total other expense, net	(1,867)	(1,135)	(5,923)	(2,473)

Loss before income taxes	(16,659)	(18,897)	(49,572)	(49,470)
Income tax expense (benefit)	5	(9)	25	20

Net loss	$(16,664)	$(18,888)	$(49,597)	$(49,490)

Comprehensive loss	$(16,664)	$(18,888)	$(49,597)	$(49,490)

Net loss per common share:
Basic and diluted	$(0.58)	$(0.74)	$(1.77)	$(1.97)

Weighted-average common shares outstanding:
Basic and diluted	28,847,493	25,503,194	28,083,343	25,085,072

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share data)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Par Value
Balance, December 31, 2014	25,608,937	$26	$223,409	$(266,258)	$(42,823)
Exercise of stock options	489,537	—	2,944	—	2,944
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	70,398	—	(1,224)	—	(1,224)
Issuance of common stock and warrant, net of issuance costs	2,817,526	3	74,328	—	74,331
Stock-based compensation expense	—	—	7,631	—	7,631
Net loss	—	—	—	(49,597)	(49,597)

Balance, September 30, 2015	28,986,398	$29	$307,088	$(315,855)	$(8,738)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(49,597)	$(49,490)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	8,686	7,600
Stock-based compensation expense	7,631	3,544
Change in fair value and accretion of warrant	—	669
Interest accrual on financing obligation	5,371	2,050
Provision for doubtful accounts	—	5
Loss on disposal or impairment of property and equipment	10	15
Changes in operating assets and liabilities:
Accounts receivable, net	(814)	5,701
Accrued interest on short-term investments	165	166
Prepaid expenses and other current assets	(1,900)	234
Other non-current assets	1,047	546
Accounts payable	117	(1,323)
Accrued expenses	1,780	1,353
Accrued compensation and benefits	3,445	4,082
Deferred revenue	(1,849)	11,181
Other non-current liabilities	222	987

Net cash and cash equivalents used in operating activities	(25,686)	(12,680)

Cash flows from investing activities
Purchases of short-term investments held to maturity	(59,141)	(12,959)
Proceeds from maturity of short-term investments held to maturity	21,867	18,830
Purchases of property and equipment	(11,018)	(7,985)

Net cash and cash equivalents used in investing activities	(48,292)	(2,114)

Cash flows from financing activities
Draws on revolving line of credit	32,492	7,000
Payments on revolving line of credit	(34,902)	—
Proceeds from exercises of stock options	2,944	2,706
Proceeds from issuance of common stock and warrant, net of issuance costs	74,538	—
Payments of deferred financing costs and debt issuance costs	(566)	—
Remittance of taxes upon vesting of restricted stock units	(1,224)	(19)
Payments on financing and capital lease obligations	(7,386)	(6,762)

Net cash and cash equivalents provided by financing activities	65,896	2,925

Net decrease in cash and cash equivalents	(8,082)	(11,869)
Cash and cash equivalents, beginning of period	51,074	65,645

Cash and cash equivalents, end of period	$42,992	$53,776

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$1,797	$726

Property and equipment purchased with financing and capital lease obligations	$914	$14,777

Post contract support purchased with financing obligations	$272	$604

Allocation of proceeds to deferred revenue from issuance of common stock based on relative selling price	$207	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results for the full year or the results for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 27, 2015.

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

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of the Company’s deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, the arrangement consideration is allocated to the separate units of accounting based on the Company’s best estimate of selling price. The amount of arrangement consideration allocated is limited by contingent revenues, if any.

Effective July 1, 2015, the Company determined it had established standalone value for Benefitfocus Marketplace implementation services in the Employer segment as they are now sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, the Company did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as the Company had historically performed these services to support the customers’ implementation of this solution. Revenue from implementation services with standalone value was $697 in the three and nine months ended September 30, 2015.

Certain of the Company’s other professional services, including implementation services related to the Carrier segment, are not sold separately from the software services and there is no alternative use for them. As such, the Company has determined that those professional services do not have standalone value. Accordingly, software services and professional services are combined and recognized as a single unit of accounting. The Company generally recognizes software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, once the criteria for revenue recognition described above have been satisfied. The Company recognizes revenue on Benefitfocus Marketplace implementation services in the Employer segment that have standalone value at the time the services have been completed and the related software services have commenced. The Company defers recognition of revenue for fees from professional services that do not have standalone value and begins recognizing such revenue once the services are delivered and the related software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship. Costs incurred by the Company in connection with providing such professional services are charged to expense as incurred and are included in “Cost of revenue.”

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

The change in the customer relationship period increased the amount of revenue recognized during the three and nine months ended September 30, 2015, which decreased both loss from continuing operations and net loss by $1,464 and $4,663, respectively, and decreased loss per share by $0.05 and $0.17 for the three- and nine-month periods ended September 30, 2015, respectively. As a result of the change in the customer relationship period, Employer and Carrier revenue increased by $302 and $1,162, respectively, for the three months ended September 30, 2015, and $855 and $3,808, respectively, for the nine months ended September 30, 2015.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, Aetna, represented 13.3% of the total accounts receivable at December 31, 2014. One customer, Aetna, represented 9.6% and 10.0% of total revenue for the three- and nine-month periods ended September 30, 2015, respectively. No customer represented more than 10% of total revenue for the three- and nine-month periods ended September 30, 2014.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable is stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due and other relevant factors. Bad debt expense is recorded in general and administrative expense on the unaudited consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts could result in write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $10 as of both September 30, 2015 and December 31, 2014.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $2,955 and $1,653 as of September 30, 2015 and December 31, 2014, respectively.

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

In the three months ended September 30, 2015 and 2014, the Company capitalized software development costs of $496 and $562, and amortized capitalized software development costs of $638 and $751, respectively. In the nine months ended September 30, 2015 and 2014, the Company capitalized software development costs of $1,547 and $1,499, and amortized capitalized software development costs of $1,985 and $2,214, respectively. The net book value of capitalized software development costs was $3,695 and $4,134 at September 30, 2015 and December 31, 2014 respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This guidance will be effective for the Company beginning January 1, 2018, with an option to early adopt. The Company is currently evaluating the impact of this guidance on its consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, with an option to early adopt. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial position.

In September 2015, the FASB issued ASU No. 2015-16 “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments”, which updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively. The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date. The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015. In connection with business combinations which have already been completed, the Company does not believe the adoption of this guidance will have a material effect on the Company’s results of operations or consolidated financial position.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2015	2014	2015	2014
Restricted stock units	1,001,656	476,719	1,001,656	476,719
Stock options	1,883,631	2,428,341	1,883,631	2,428,341
Warrant to purchase common stock	580,813	—	580,813	—

Total anti-dilutive common share equivalents	3,466,100	2,905,060	3,466,100	2,905,060

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(16,664)	$(18,888)	$(49,597)	$(49,490)

Net loss attributable to common stockholders	$(16,664)	$(18,888)	$(49,597)	$(49,490)

Denominator:
Weighted-average common shares outstanding, basic and diluted	28,847,493	25,503,194	28,083,343	25,085,072

Net loss per common share, basic and diluted	$(0.58)	$(0.74)	$(1.77)	$(1.97)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of September 30, 2015 and December 31, 2014.

	September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$42,011	$—	$—	$42,011

Total assets	$42,011	$—	$—	$42,011

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$50,695	$—	$—	$50,695

Total assets	$50,695	$—	$—	$50,695

(1)	Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. The amortized cost basis and net carrying amount of marketable securities was $42,245 and $5,135 and the aggregate fair value, determined by level 2 inputs, was $42,240 and $5,134 as of September 30, 2015 and December 31, 2014, respectively. The gross unrealized holding gains were $4 and $0 and the gross unrealized losses were $9 and $1 as of September 30, 2015 and December 31, 2014, respectively. Corporate bonds held in marketable securities had contractual maturities of between 1 and 10 months as of September 30, 2015.

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

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	September 30, 2015	December 31, 2014
Aggregate fair value of investments with unrealized losses (1)	$20,730	$5,135
Aggregate amount of unrealized losses	(9)	(1)

(1)	Investments have been in a continuous loss position for less than 12 months

6. Property and Equipment

Property and equipment consists of the following as of the periods presented:

	September 30, 2015	December 31, 2014
Buildings, leased	$29,292	$7,965
Computers and related equipment	22,920	18,871
Purchased software and licenses	22,074	20,392
Software developed	19,944	18,397
Furniture and fixtures	6,634	3,834
Leasehold improvements	3,936	3,334
Other equipment	2,475	2,009
Vehicles	111	111
Construction in progress	719	24,296

Total property and equipment, at cost	108,105	99,209
Accumulated depreciation and amortization	(53,550)	(45,188)

Property and equipment, net	$54,555	$54,021

7. Revolving Line of Credit and Senior Revolving Line of Credit

In February 2015, the Company replaced its then existing revolving line of credit (“Revolver”) with a senior revolving line of credit (“Senior Revolver”) with a syndicate of lenders led by Silicon Valley Bank. The Company borrowed $18,246 under the Senior Revolver, of which $17,657 repaid the principal of the Revolver and $589 paid accrued interest, as well as administrative and legal fees related to the issuance of the Senior Revolver. Debt issuance fees of $591 were capitalized in the Company’s balance sheet and are amortized over the life of the Senior Revolver.

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

In February 2015, the Company repaid $13,246 under this line of credit. In March 2015, the Company borrowed $4,246 for general operating purposes. In April 2015, the Company repaid $4,000 under this line of credit. In September 2015, the Company borrowed $10,000 for general operating purposes.

As of September 30, 2015, the amount outstanding under this line of credit was $15,246 and the amount available to borrow, adjusted by the borrowing base limit, was $40,415.

8. Commitments and Contingencies

Financing and Capital Lease Obligations

During January 2015, the Company began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, the Company was deemed the “owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion, the Company was also deemed the “owner” for accounting purposes due to its continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in “Property and equipment, net” and the related financing obligation remained recorded in the Company’s consolidated balance sheets. As of September 30, 2015, the financing obligation related to this lease was $21,533.

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

10. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At September 30, 2015, the Company had reserved a total of 5,058,920 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	1,883,631
Restricted stock units	1,001,656
Available for future issuance under stock option plans	1,592,820
Warrant to purchase common stock	580,813

Total common shares reserved for future issuance	5,058,920

On February 24, 2015 and in conjunction with the amendment to the commercial contract described in Note 13, the Company entered into a Securities Purchase Agreement to sell shares of its common stock to Mercer, LLC (“Mercer”), a customer of the Company. Pursuant to the agreement, on the same date, the Company sold 2,817,526 shares of its common stock to Mercer for $26.50 per share or an aggregate of $74,664. At the same time, the Company also issued Mercer a warrant to purchase up to an additional 580,813 shares of its common stock for $26.50 per share at any time during the 30-month term of the warrant. The agreement, among other things, includes certain standstill provisions and prevents Mercer from disposing of its shares of Company common stock until the earlier of December 31, 2017, the expiration or termination of the Mercer Exchange Software as a Service Agreement, as amended between the Company and Mercer Health & Benefits, LLC, the date on which Mercer and its affiliates own less than 75% of the shares it purchased pursuant to the Securities Purchase Agreement, and the date on which Mercer and its affiliates own less than 5% of the outstanding common stock of the Company. The Company received all of the proceeds from this sale of shares and is using the proceeds for working capital and other general corporate purposes.

The Stock Purchase Agreement, warrant agreement and amended commercial contract are considered part of a single arrangement and accounted for in accordance with the multiple-element arrangement guidance outlined in ASC 605-25, Revenue: Multiple-Element Arrangements. The aggregate consideration from the arrangement was allocated to the units of accounting in the arrangement based on their estimated relative selling price, which resulted in $74,331 of consideration being allocated to common stock and warrant net of issuance costs.

11. Income Taxes

The Company’s effective federal tax rate for the three and nine ended September 30, 2015 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance on the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

Substantially all assets were held and all revenue was generated in the United States during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue from external customers by segment:
Employer	$22,808	$14,937	$64,485	$42,503
Carrier	22,618	19,263	66,318	54,730

Total net revenue from external customers	$45,426	$34,200	$130,803	$97,233

Depreciation and amortization by segment:
Employer	$1,567	$1,307	$4,359	$3,453
Carrier	1,393	1,293	4,327	4,147

Total depreciation and amortization	$2,960	$2,600	$8,686	$7,600

Gross profit by segment:
Employer	$7,367	$1,968	$23,492	$10,161
Carrier	11,794	8,877	34,943	23,454

Total gross profit	$19,161	$10,845	$58,435	$33,615

13. Related Parties

Related Party Leasing Arrangements

The Company leases the buildings and office space on its Charleston, South Carolina campus from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The leasing arrangements have 15-year terms which started in 2006, 2009, and 2015. The Company has an option to renew the 2006 and 2009 arrangements for one five-year period and an option to renew the 2015 arrangement for up to five one-year periods. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,356 and $2,058 for the three months ended September 30, 2015 and 2014, respectively and $9,528 and $4,510 for the nine months ended September 30, 2015 and 2014, respectively. Amounts due to the related parties were $1,174 and $1,807 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, amounts due to the related parties were recorded in “Accrued expenses.” As of December 31, 2014, $949 was recorded in “Accounts payable” and $858 was recorded in “Accrued expenses.”

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by a Company director, significant stockholder, and executive. Expenses related to this company were $53 and $138 for the three months ended September 30, 2015 and 2014, respectively and $135 and $342 for the nine months ended September 30, 2015 and 2014, respectively. No amounts were due this related party as of September 30, 2015. Amounts due to this related party were $44 as of December 31, 2014 and were recorded in “Accrued expenses.”

Related Party Revenues

As disclosed in Note 10, the Company entered into a Stock Purchase Agreement with Mercer, a customer, on February 24, 2015. As a result of this transaction, Mercer became a related party by virtue of beneficially owning more than 10% of the voting interest of the Company. At the same time, the Company entered into an amendment of its commercial contract with Mercer. The amendment to the commercial contract, among other things, expands certain terms and conditions of the existing relationship between the Company and Mercer and its affiliates. Revenue from Mercer was $3,532 for the three months ended September 30, 2015 and $8,147 for the nine months ended September 30, 2015, from the time they became a related party and was reflected in “Revenues,” within the accompanying statements of operations. The amounts due from Mercer were $1,996 as of September 30, 2015. The amount of deferred revenue associated with Mercer was $9,975 as of September 30, 2015 and was reflected in the balances of deferred revenue in the consolidated balance sheets.

14. Subsequent Events

Restricted Stock Units

During October 2015, the Company granted 104,833 restricted stock units to employees with an aggregate grant date fair value of $3,135. Generally, these restricted stock units vest in equal annual installments over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of restricted stock units in the period they vest, to the extent the compensation expense has been recognized.

Common Stock

During October 2015, stock option exercises and vesting of restricted stock units resulted in the issuance of 153,375 shares of common stock.

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

We sell our software solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to and usage of our cloud-based benefits software solutions, and related professional services. Software services fees paid to us from our employer customers are generally based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, which is usually one year. Software services fees paid to us from our carrier customers are based on the number of members contracted to use our solutions at contracted rates for a specified period of time, which usually ranges from three to five years. Our carrier contracts are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 87% and 90% of our total revenue during the three months ended September 30, 2015 and 2014, respectively, and 88% and 92% of our total revenue during the nine months ended September 30, 2015 and 2014, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 14% and 10% of our total revenue during the three months ended September 30, 2015 and 2014, respectively, and 12% and 8% of our total revenue during the three months ended September 30, 2015 and 2014, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 121 as of December 31, 2009 to 703 as of September 30, 2015. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

	As of September 30,
	2015	2014
Number of customers:
Large employer	703	540
Carrier	55	44

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

For the three- and nine-month periods ended September 30, 2015 and 2014, our software services revenue retention rate exceeded 95%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(16,664)	$(18,888)	$(49,597)	$(49,490)
Depreciation	2,254	1,773	6,480	5,157
Amortization of software development costs	638	751	1,985	2,214
Amortization of acquired intangible assets	68	76	221	229
Interest income	(56)	(14)	(130)	(64)
Interest expense on building lease financing obligations	1,727	943	5,371	2,050
Interest expense on other borrowings	195	198	685	476
Income tax expense (benefit)	5	(9)	25	20
Stock-based compensation expense	3,014	1,653	7,631	3,544

Total net adjustments	7,845	5,371	22,268	13,626

Adjusted EBITDA	$(8,819)	$(13,517)	$(27,329)	$(35,864)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Software services	$39,316	$30,688	$115,197	$89,019
Professional services	6,110	3,512	15,606	8,214

Total revenue	$45,426	$34,200	$130,803	$97,233

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and it is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers related to implementation services that are determined to not have stand-alone value and are sold with our software services, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, currently 7 years. We periodically evaluate the term over which revenue is recognized for professional services as we gain more experience with customer contract renewals.

As of July 1, 2015, we determined that we had established standalone value for the implementation services for the Benefitfocus Marketplace solution in the Employer segment as they are now sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, we did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as we had historically performed these services to support our customers’ implementation of this solution. The incremental revenue from recognition of services upon delivery compared to recognition over the customer relationship period of 7 years was $0.7 million in both the three and nine months ended September 30, 2015.

We generally invoice our employer and carrier customers for software services in advance, in monthly installments. We invoice our employer customers for implementation fees at the inception of the arrangement. We generally invoice our carrier customers for implementation fees at various contractually defined times throughout the implementation process. Implementation fees that have been invoiced are initially recorded as deferred revenue until recognized to revenue as described above.

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

We expense our cost of revenue as we incur the costs. However, the related revenue from fees we receive for our implementation services, performed before a customer is operating on our platform, that is determined to not have stand-alone value is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship. For those implementation services that have standalone value, the related revenue is recognized as revenue upon completion of service. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our monthly subscription services due to the labor associated with implementation.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three- and nine-month periods ended September 30, 2015 and 2014.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$45,426	$34,200	$130,803	$97,233
Cost of revenue(1)	26,265	23,355	72,368	63,618

Gross profit	19,161	10,845	58,435	33,615
Operating expenses:
Sales and marketing(1)	14,218	12,105	45,497	37,159
Research and development(1)	12,958	11,469	38,006	30,619
General and administrative(1)	6,777	5,033	18,581	12,834

Total operating expenses	33,953	28,607	102,084	80,612

Loss from operations	(14,792)	(17,762)	(43,649)	(46,997)
Other income (expense):
Interest income	56	14	130	64
Interest expense on building lease financing obligations	(1,727)	(943)	(5,371)	(2,050)
Interest expense on other borrowings	(195)	(198)	(685)	(476)
Other (expense) income	(1)	(8)	3	(11)

Total other expense, net	(1,867)	(1,135)	(5,923)	(2,473)

Loss before income taxes	(16,659)	(18,897)	(49,572)	(49,470)
Income tax expense (benefit)	5	(9)	25	20

Net loss	$(16,664)	$(18,888)	$(49,597)	$(49,490)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$467	$327	$1,221	$619
Sales and marketing	710	341	1,746	876
Research and development	700	436	1,752	951
General and administrative	1,137	549	2,912	1,098

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.8	68.3	55.3	65.4

Gross profit	42.2	31.7	44.7	34.6
Operating expenses:
Sales and marketing	31.3	35.4	34.8	38.2
Research and development	28.5	33.5	29.1	31.5
General and administrative	14.9	14.7	14.2	13.2

Total operating expenses	74.7	83.6	78.0	82.9

Loss from operations	(32.6)	(51.9)	(33.4)	(48.3)
Other income (expense):
Interest income	0.1	—	0.1	0.1
Interest expense on building lease financing obligations	(3.8)	(2.8)	(4.1)	(2.1)
Interest expense on other borrowings	(0.4)	(0.6)	(0.5)	(0.5)
Other (expense) income	—	—	—	—

Total other expense, net	(4.1)	(3.3)	(4.5)	(2.5)

Loss before income taxes	(36.7)	(55.3)	(37.9)	(50.9)
Income tax expense (benefit)	—	—	—	—

Net loss	(36.7)%	(55.2)%	(37.9)%	(50.9)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue from external customers by segment:
Employer	$22,808	$14,937	$64,485	$42,503
Carrier	22,618	19,263	66,318	54,730

Total net revenue from external customers	$45,426	$34,200	$130,803	$97,233

Gross profit by segment:
Employer	$7,367	$1,968	$23,492	$10,161
Carrier	11,794	8,877	34,943	23,454

Total gross profit	$19,161	$10,845	$58,435	$33,615

Comparison of Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Software services	$39,316	86.5%	$30,688	89.7%	$8,628	28.1%
Professional services	6,110	13.5	3,512	10.3	2,598	74.0

Total revenue	$45,426	100.0%	$34,200	100.0%	$11,226	32.8%

Growth in software services revenue in absolute terms was primarily attributable to the net addition of new customers, as the number of large employer and carrier customers increased to 758 as of September 30, 2015 from 584 as of September 30, 2014 The increase in professional services revenue of $2.6 million was in part attributable to the change in the relationship period from 10 to 7 years, resulting in an increase in revenue of $1.0 million, from customers that were using our platform prior to the beginning of 2015. The remaining increase of $1.6 million was related to newly activated customers and additional products with existing customers, including $0.7 million of revenue from services delivered to employer customers that have standalone value.

Segment Revenue

	Three Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Employer	$22,808	50.2%	$14,937	43.7%	$7,871	52.7%
Carrier	22,618	49.8	19,263	56.3	3,355	17.4

Total revenue	$45,426	100.0%	$34,200	100.0%	$11,226	32.8%

Growth in employer revenue was primarily attributable to a $6.8 million increase in our employer software services revenue and a $0.9 million increase in professional services revenue driven primarily by an increase in the number of large employer customers using our platform as of September 30, 2015 as compared to September 30, 2014. The increase in professional services included $0.7 million from services delivered that have standalone value. Additionally, employer professional services increased $0.2 million as a result of the change in the customer relationship period from 10 to 7 years for customers that were using our platform prior to the beginning of 2015.

Growth in carrier revenue was primarily attributable to an increase of $1.9 million in our carrier software services revenue and a $0.7 million increase in professional services revenue driven primarily by an increase in the number of carrier customers using our platform during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Additionally, carrier professional services revenue increased $0.8 million from the change in the customer relationship period from 10 to 7 years for customers that were using the platform prior to the beginning of 2015.

Cost of Revenue

	Three Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Cost of revenue	$26,265	57.8%	$23,355	68.3%	$2,910	12.5%

The increase in cost of revenue in absolute terms was primarily attributable to a $2.5 million increase in salaries and personnel-related costs and professional fees, including an increase in stock-based compensation of $0.1 million, of which $1.7 million was associated with increased client service capacity to support our growing number of customers and $0.5 million was associated with an increase and delivery costs and engineering costs. Additionally, we experienced an increase of $0.3 million in increased depreciation and amortization and other facilities costs related to additional infrastructure to support the growth in headcount.

Gross Profit

	Three Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Software services	$24,864	63.2%	$17,925	58.4%	$6,939	38.7%
Professional services	(5,703)	(93.3)	(7,080)	(201.6)	1,377	(19.4)

Gross profit	$19,161	42.2%	$10,845	31.7%	$8,316	76.7%

The increase in software services gross profit in absolute terms was driven by an $8.6 million, or 28.1%, increase in software services revenue. This increase was partially offset by a $1.7 million, or 13.2%, increase in software services cost of revenue. Software services cost of revenue included $0.2 million of stock-based compensation expense for both the three months ended September 30, 2015 and 2014, and $1.9 million of depreciation and amortization for both the three months ended September 30, 2015 and 2014.

The decrease in professional services gross loss was driven by a $2.6 million, or 74.0% increase in professional services revenue, partially offset by a $1.2 million, or 11.5%, increase in professional services cost of revenue. Professional services cost of revenue included $0.3 million and $0.2 million of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively. In addition, professional services cost of revenue included $0.4 million and $0.3 million in depreciation and amortization for the three months ended September 30, 2015 and 2014, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services, determined to have no stand-alone value through June 30, 2015 and performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 7 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription software services.

Segment Gross Profit

	Three Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Employer	$7,367	32.3%	$1,968	13.2%	$5,399	274.3%
Carrier	11,794	52.1	8,877	46.1	2,917	32.9

Gross profit	$19,161	42.2%	$10,845	31.7%	$8,316	76.7%

Employer gross profit increased by $5.4 million, or 274.3%, between the three months ended September 30, 2014 and the three months ended September 30, 2015. The $7.9 million, or 52.7% increase in employer revenue was offset by a $2.5 million, or 19.1% increase, in employer cost of revenue. The increase in cost of revenue is primarily attributable to an increase in associate headcount to provide support services to our expanding customer base and costs associated with providing implementation services, including salary and personnel related costs, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $1.2 million and $1.0 million of depreciation and amortization for the three months ended September 30, 2015 and 2014, respectively. In addition, our employer gross profit included $0.3 million and $0.2 million of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively.

Carrier gross profit increased by $2.9 million, or 32.9%, between the three months ended September 30, 2014 and the three months ended September 30, 2015. Carrier revenue increased $3.4 million, or 17.4%, offset by a slight increase in carrier cost of revenue of $0.4 million, or 4.2%. Our carrier gross profit included $1.1 million in depreciation and amortization for both the three months ended September 30, 2015 and 2014. In addition, our carrier gross profit included $0.2 million of stock-based compensation expense for both the three months ended September 30, 2015 and 2014, respectively.

Operating Expenses

	Three Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Sales and marketing	$14,218	31.3%	$12,105	35.4%	$2,113	17.5%
Research and development	$12,958	28.5%	$11,469	33.5%	$1,489	13.0%
General and administrative	$6,777	14.9%	$5,033	14.7%	$1,744	34.7%

The increase in sales and marketing expense in absolute terms was primarily attributable to a $2.6 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.4 million, due to sales and marketing associates hired to continue driving revenue growth and a $0.4 million decrease in travel-related costs and other operating costs.

The increase in research and development expense in absolute terms was primarily attributable to a $1.1 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.3 million, due to additional research and development headcount. Additionally, we experienced a $0.4 million increase in engineering consulting fees for assistance in product development.

The increase in general and administrative expense was primarily attributable to a $1.1 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.6 million, due to additional general and administrative headcount. We also experienced a $0.6 million increase in consulting and professional fees related to being a publicly traded company, and a $0.1 million increase in costs associated with our secondary offering in August 2015 over our secondary offering in July 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Software services	$115,197	88.1%	$89,019	91.6%	$26,178	29.4%
Professional services	15,606	11.9	8,214	8.4	7,392	90.0

Total revenue	$130,803	100.0%	$97,233	100.0%	$33,570	34.5%

Growth in software services revenue in absolute terms was primarily attributable to the net addition of new customers, as the number of large employer and carrier customers increased to 758 as of September 30, 2015 from 584 as of September 30, 2014. The increase in professional services revenue of $7.4 million between the nine months ended September 30, 2014 and the nine months ended September 30, 2015 was in part attributable to the change in the customer relationship period from 10 to 7 years, resulting in an increase in revenue of $2.3 million from customers that were using our platform prior to the beginning of 2015. The remaining increase of $5.1 million was related to newly activated customers and products, including $0.7 million of revenue from services delivered that have standalone value.

Segment Revenue

	Nine Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Employer	$64,485	49.3%	$42,503	43.7%	$21,982	51.7%
Carrier	66,318	50.7	54,730	56.3	11,588	21.2

Total revenue	$130,803	100.0%	$97,233	100.0%	$33,570	34.5%

Growth in employer revenue was primarily attributable to a $19.4 million increase in our employer software services revenue and a $2.2 million increase in professional services revenue driven by an increase in the number of large employer customers using our platform as of September 30, 2015 as compared to September 30, 2014. The increase in professional services included $0.7 million was from services delivered that have standalone value. Additionally, employer professional services increased $0.4 million as a result of the change in the customer relationship period from 10 to 7 years for customers that were using our platform prior to the beginning of 2015.

Growth in carrier revenue in absolute terms was primarily attributable to an increase of $6.1 million in our carrier software services revenue and $2.8 million in carrier professional services driven primarily by an increase in the number of carrier customers using our platform during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The remaining increase in carrier revenue of $2.7 million was driven by the change in the customer relationship period from 10 to 7 years for customers that were using the platform prior to the beginning of 2015, of which $0.7 million was attributable to our carrier software services and $2.0 million was attributable to carrier professional services.

Cost of Revenue

	Nine Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Cost of revenue	$72,368	55.3%	$63,618	65.4%	$8,750	13.8%

The increase in cost of revenue in absolute terms was primarily attributable to a $7.9 million increase in salaries and personnel-related costs and professional fees, including an increase in stock-based compensation of $0.5 million, of which $3.0 million was associated with increased client service capacity to support our growing number of customers and an increase in delivery and engineering costs and other personnel-related costs of $4.4 million. Additionally, we experienced an increase of $0.8 million in depreciation and amortization and other facilities costs related to additional infrastructure to support the growth in headcount.

Gross Profit

	Nine Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Software services	$73,619	63.9%	$52,149	58.6%	$21,470	41.2%
Professional services	(15,184)	(97.3)	(18,534)	(225.6)	3,350	(18.1)

Gross profit	$58,435	44.7%	$33,615	34.6%	$24,820	73.8%

The increase in software services gross profit was driven by a $26.1 million, or 29.4% increase in software services revenue. This increase was partially offset by a $4.7 million, or 12.8% increase in software services cost of revenue. Software services cost of revenue included $0.6 million and $0.3 million of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively, and $5.8 million and $5.9 million of depreciation and amortization in each of the nine months ended September 30, 2015 and 2014, respectively.

The decrease in professional services gross loss was driven by a $7.4 million, or 90.0% increase in professional services revenue, partially offset by a $4.0 million, or 15.1% increase in professional services cost of revenue. Professional services cost of revenue included $0.6 million and $0.3 million of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively. In addition, professional services cost of revenue included $1.0 million and $0.5 million in depreciation and amortization for the nine months ended September 30, 2015 and 2014, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services, determined to have no stand-alone value through June 30, 2015 and performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is currently 7 years. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Nine Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Employer	$23,492	36.4%	$10,161	23.9%	$13,331	131.2%
Carrier	34,943	52.7	23,454	42.9	11,489	49.0

Gross profit	$58,435	44.7%	$33,615	34.6%	$24,820	73.8%

Employer gross profit increased by $13.3 million, or 131.2%, between the nine months ended September 30, 2014 and the nine months ended September 30, 2015. The $22.0 million, or 51.7%, increase in employer revenue was offset by an $8.7 million, or 26.7%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to an increase in associate headcount to provide support services to our expanding customer base and costs associated with providing implementation services, including salaries and personnel related costs, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $3.3 million and $2.8 million of depreciation and amortization for the nine months ended September 30, 2015 and 2014, respectively. In addition, our employer gross profit included $0.7 million and $0.3 million of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.

Carrier gross profit increased by $11.5 million, or 49.0% between the nine months ended September 30, 2014 and the nine months ended September 30, 2015. The $11.6 million, or 21.2%, increase in carrier revenue was offset by a $0.1 million, or 0.3%, increase in carrier cost of revenue. The increase in cost of revenue is primarily attributable to an increase in associate headcount to provide support to our customer base. Our carrier gross profit included $3.5 million and $3.7 million in depreciation and amortization for the nine months ended September 30, 2015 and 2014, respectively. In addition, our carrier gross profit included $0.5 million and $0.3 million of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2015		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands)
Sales and marketing	$45,497	34.8%	$37,159	38.2%	$8,338	22.4%
Research and development	$38,006	29.1%	$30,619	31.5%	$7,387	24.1%
General and administrative	$18,581	14.2%	$12,834	13.2%	$5,747	44.8%

The increase in sales and marketing expense in absolute terms was primarily attributable to an $8.4 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.9 million, due to sales and marketing associates hired to continue driving revenue growth and $0.2 million related to increases in travel-related costs, recruiting, and other operating costs driven by an increase in the number of employees. These increases were offset by a decrease in the costs related to sales and marketing activities of $0.4 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The increase in research and development expense in absolute terms was primarily attributable to a $5.3 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.8 million, due to additional research and development headcount. Additionally, we experienced a $1.6 million increase in engineering consulting fees for assistance in product development. Also, we experienced a $0.4 million increase in additional depreciation and amortization and other operating costs related to the growth in headcount.

The increase in general and administrative expense was partly attributable to a $3.4 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $1.8 million, due to additional general and administrative headcount. We also experienced a $1.5 million increase in consulting fees and professional fees related to being a publicly traded company and a $1.0 million increase in insurance and other operating expenses.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for those listed below, during the nine months ended September 30, 2015 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

We derive the majority of our revenue from software services fees, which consist primarily of monthly subscription fees paid by customers for access to and usage of our cloud-based benefits software solutions for a specified contract term. We also derive revenue from professional services which primarily include fees related to the integration of customers’ systems with our platform, which typically includes discovery, configuration, deployment, testing, and training.

We recognize revenue when there is persuasive evidence of an arrangement, the service has been provided, the fees to be paid by the customer are fixed and determinable and collectability is reasonably assured. We consider delivery of our cloud-based software services has commenced once it has granted the customer access to our platform.

Our arrangements generally contain multiple elements comprised of software services and professional services. We evaluate each element in an arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, the arrangement fee is allocated to the separate units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenues, if any.

Effective July 1, 2015, we determined that we had established standalone value for Benefitfocus Marketplace implementation services in the Employer segment as they are now sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without our implementation services prior to July 1, 2015. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, we did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as we had historically performed these services to support customers’ implementation of this solution. The incremental revenue from recognition of services upon delivery compared to recognition over the customer relationship period of 7 years was $0.7 million in the three and nine months ended September 30, 2015.

Certain of our other professional services, including implementation services related to the Carrier segment, are not sold separately from the software services and there is no alternative use for them. As such, we have determined that those professional services do not have standalone value. Accordingly, software services and professional services are combined and recognized as a single unit of accounting. We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, once the criteria for revenue recognition described above have been satisfied. We recognize revenue on Benefitfocus Marketplace implementation services in the Employer segment that have standalone value at the time the services have been completed. We defer recognition of revenue for fees from professional services that do not have standalone value and begin recognizing such revenue once the services are delivered and the related software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship. Costs incurred by us in connection with providing such professional services are charged to expense as incurred and are included in “Cost of revenue.”

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

The change in the customer relationship period increased the amount of revenue recognized during the three and nine months ended September 30, 2015, which decreased both loss from continuing operations and net loss by $1.5 million and $4.7 million, respectively, and decreased our loss per share by $0.05 and $0.17 for the three- and nine-month periods ended September 30, 2015, respectively. As a result of the change in the customer relationship period, Employer and Carrier revenue increased by $0.3 million and $1.2 million, respectively, for the three months ended September 30, 2015, and $0.9 million and $3.8 million, respectively, for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2015, our primary sources of liquidity were our cash and cash equivalents totaling $43.0 million and $42.2 million in marketable securities, $22.7 million in accounts receivables, net of allowances, and unused revolving line of credit of $40.4 million.

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

Financing and Capital Lease Obligations

During January 2015, we began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, we were deemed the “owner” for accounting purposes due to our extensive involvement in the construction process. Upon completion, we were also deemed the “owner” for accounting purposes due to our continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in property and equipment and the related financing obligation remained recorded. As of September 30, 2015, the financing obligation for this lease was $21.5 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(25,686)	$(12,680)
Investing activities	(48,292)	(2,114)
Financing activities	65,896	2,925

Operating Activities

For the nine months ended September 30, 2015 our operating activities used $25.7 million of cash, as $21.7 million for non-cash adjustments and $2.2 million of cash provided by changes in working capital was more than offset by a net loss of $49.6 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $8.7 million, accrual of interest on financing obligations of $5.4 million, and non-cash stock compensation expense of $7.6 million. The cash provided by changes in working capital primarily consisted of an increase in accrued compensation and benefits of $3.4 million, an increase in accrued expenses of $1.8 million, and a decrease in other non-current assets of $1.0 million. The fluctuations of accounts payable, accrued expenses, and other non-current assets resulted from normal timing of payments. These increases were partially offset by an increase in prepaid expenses and other current assets of $1.9 million, an increase in accounts receivable of $0.8 million and a decrease in deferred revenue of $1.8 million, driven in part by the change in the customer relationship period. The increase in accounts receivable is due to the timing of customer payments, and the increase in prepaid expenses and other current assets is due to the timing of purchases.

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

Investing Activities

For the nine months ended September 30, 2015 and 2014, net cash used in investing activities was $59.1 million and $13.0 million, respectively, for the purchase of short-term investments held to maturity and $11.0 million and $8.0 million, respectively, for the purchase of property and equipment. Additionally, during the nine months ended September 30, 2015 and 2014 the maturity of short-term investments held to maturity provided $21.9 million and $18.8 million, respectively.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $65.9 million, consisting primarily of proceeds of $74.5 million from the issuance of common stock and warrant to Mercer, $32.5 million of draws on the revolving line of credit and $2.9 million from stock option exercises, offset by payments on the revolving line of credit of $34.9 million, payments of $7.4 million of financing and capital lease obligations, payments of $1.2 million for the remittance of taxes upon the vesting of restricted stock units, and payments of $0.6 million for debt issuance costs related to the establishment of the Senior Revolver.

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

During January 2015, we began to occupy additional office space constructed under a 15-year build-to-suit lease signed in December 2013. During the construction of the premises, we were deemed the “owner” for accounting purposes due to our extensive involvement in the construction process. Upon completion, we were also deemed the “owner” for accounting purposes due to our continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in property and equipment and the related financing obligation remained recorded. As of September 30, 2015, the financing obligation related to this lease was $21.5 million. The future minimum lease payments under the lease are $78.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification (ASC). This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. We have not yet determined which method we will apply. This guidance will be effective for us beginning January 1, 2018, with an option to early adopt. We are currently evaluating the impact of this statement on our consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, with an option to early adopt. We do not believe the adoption of this standard will have a material impact on our consolidated financial position.

In September 2015, the FASB issued ASU No. 2015-16 “Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments”, which updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively. The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date. The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015. In connection with business combinations which have already been completed, we do not believe the adoption of this guidance will have a material effect on our results of operations or consolidated financial position.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our Senior Revolver, which are subject to a variable interest rate. At September 30, 2015, we had borrowings under our revolving line of credit of $15.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.2 million change in our annual interest expense on our outstanding borrowings at September 30, 2015. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our Chief Executive Officer, and our Chief Financial Officer concluded that as of September 30, 2015 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2015.

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

The Company has reviewed the 2013 Framework and is integrating the changes into its internal controls over financial reporting. The Company expects that management’s annual assessment of the overall effectiveness of its internal controls over financial reporting for the year ending December 31, 2015 will be based on the 2013 Framework and that the change will not have a significant impact on its underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

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

We experienced net losses of $63.2 million, $30.4 million, and $14.9 million for the years ended December 31, 2014, 2013, and 2012, respectively, and net losses of $49.6 million and $49.5 million for the nine months ended September 30, 2015 and 2014, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

The benefits management software market is highly competitive and is likely to attract increased competition, which could make it hard for us to succeed. Small, specialized providers continue to become more sophisticated and effective. In addition, large, well-financed, and technologically sophisticated software companies might focus more on our market. The size and financial strength of these entities is increasing as a result of continued consolidation in both the IT and healthcare industries. We expect large integrated software companies to become more active in our market, both through acquisitions and internal investment. In addition, insurance carriers may seek to bring certain of their benefits software solutions in-house, whether through acquisitions or internal investment. For example, Aetna, a customer of ours, owns bswift, a provider of insurance exchange technology solutions and benefits administration technology solutions and services. If Aetna were to decide to use bswift’s solution in place of any portion of the solutions we currently provide to them, then our business and operating results could be materially and adversely affected. As costs fall and technology improves, increased market saturation might change the competitive landscape in favor of our competitors.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Mercer LLC, or Mercer, and its affiliates, and others such as technology and content providers, and third party system integrators. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our expanded relationship with and February 2015 sale of stock to Mercer increases our reliance on it and related risks, including Mercer’s competitors being less likely to do business with us. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have three U.S., two Chinese and one Japanese patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•	PPACA. Governmental oversight punctuated with the passage of the Patient Protection and Affordable Care Act, or PPACA, has led to an increasingly intricate regulatory framework under which health benefits are obtained, delivered, accessed, and maintained. Although many of the provisions of PPACA do not directly apply to us, PPACA might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges under PPACA and state Medicaid expansion, though it is unclear how many states will decline to implement the Medicaid expansion or adopt state-specific exchanges. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. Congress also has repeatedly but unsuccessfully attempted to repeal PPACA and we are unable to predict the impact of any such pending or future attempts.

•	False or Fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of claims for reimbursement from the government. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Although our business operations are generally not subject to these laws and regulations, any contract we have with a government entity requires us to comply with these laws and regulations. Any failure of our services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our services, and could force us to expend significant capital, research and development, and other resources to address the failure. Any determination by a court or regulatory agency that our services with government clients violate these laws and regulations could subject us to civil or criminal penalties, invalidate all or portions of some of our government client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving not only government clients but also all clients doing business with government payers, and have an adverse effect on our business.

•	HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to Health Insurance Portability and Accountability Act of 1996, or HIPAA, established privacy and security standards that limit the use and disclosure of individually identifiable health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses, and most providers are considered by the HIPAA regulations to be “Covered Entities”. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or Privacy Standards, and the security regulations established under HIPAA, or Security Standards. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. The American Recovery and Reinvestment Act of 2009, or ARRA, and the HIPAA Omnibus Final Rules extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our carrier customers. ARRA and the HIPAA Omnibus Final Rule also subject Business Associates to direct oversight and audit by the Department of Health and Human Services.

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

We might not be able to adequately address the business risks created by HIPAA implementation and enforcement. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance.

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

The Goldman Sachs Group, affiliates of which owned approximately 21.5% of the voting and economic interest in our business at September 30, 2015, is regulated as a bank holding company and a financial holding company under the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through September 30, 2015, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2015, we had an aggregate of 28,986,398 shares of common stock outstanding. As of September 30, 2015, there also were outstanding options and restricted stock units to purchase 2,885,287 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of September 30, 2015, our directors, executive officers, and their affiliated entities beneficially owned approximately 49.4% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 21.5%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of September 30, 2015, these stockholders collectively beneficially owned approximately 48.2% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are no longer a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and may not be able to take advantage of exemptions from certain corporate governance requirements.

Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including, among others, that its nominating and corporate governance committee consists entirely of independent directors. While we previously relied on the “controlled company” exemption, as of September 30, 2015, only approximately 48.2% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Currently, our nominating and corporate governance committee does not consist entirely of independent directors. Under the NASDAQ Stock Market listing rules, a company has one year from the time it is no longer a “controlled company” to transition its nominating and corporate governance committee to be fully independent. Accordingly, during this transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

Through September 30, 2015, there was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. From the effective date of the registration statement through September 30, 2015, we have used the net proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We have invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2015

Benefitfocus, Inc.

By:	/s/ Milton A. Alpern
Milton A. Alpern, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.