Form 10-K
period 2015-12-31
Benefitfocus,Inc.
filed 2016-02-25
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015 (based on the closing sale price of $43.85 on that date), was approximately $296,984,743. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 19, 2016 was 29,206,901.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders currently scheduled to be held on June 3, 2016 are incorporated by reference into Part III hereof.

Benefitfocus, Inc.

Form 10-K

For Year Ended December 31, 2015

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain and hire necessary associates and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this report, the terms “Benefitfocus, Inc.,” “Benefitfocus,” “Company,” “company,” “we,” “us,” and “our” mean Benefitfocus, Inc. and its subsidiaries unless the context indicates otherwise.

Item 1. Business

Overview

Benefitfocus provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers, and brokers. The Benefitfocus Platform simplifies how organizations and individuals shop for, enroll in, manage and exchange benefits. Our employer and insurance carrier customers rely on our platform to manage, scale and exchange benefits data seamlessly. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and voluntary benefits plans, such as critical illness, supplemental income, and wellness programs. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform has grown.

The Benefitfocus Platform enables our customers to simplify the management of complex benefits processes, from sales through enrollment and implementation to ongoing administration. It provides consumers with an engaging, highly intuitive, and personalized user interface for selecting and managing all of their benefits via the web or mobile devices. Employers use our solutions to streamline benefits processes, keep up with complex regulatory requirements, control costs, and offer a greater variety of plans to attract, retain, and motivate their employees. Insurance carriers use our solutions to more effectively market offerings, manage billing, and improve the enrollment process. We also provide a network of more than 1,500 benefit provider data exchange connections, which facilitates the otherwise highly fragmented interaction among employees, employers, and carriers.

We serve two separate but related market segments. Our fastest growing market segment, the employer market, consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are over 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem. As of December 31, 2015, we served 723 large employer customers, an increase from 141 in 2010, and 54 carrier customers, an increase from 29 in 2010.

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with our employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Our software-as-a-service, or SaaS, model provides us visibility into our future operating results through increased revenue predictability, which enhances our ability to manage our business. Our company was founded in 2000, and we currently employ approximately 1,450 associates.

Industry Background

The administration and distribution of benefits to employees is a mainstay of the U.S. economy. Providing these benefits is costly and complex and requires the exchange of information, application of rules, and transfer of funds among a wide variety of constituents, including consumers, employers, insurance carriers, brokers, benefits outsourcers, payroll processors, and financial institutions. According to IBISWorld calculations, in 2015, the market for HR benefits administration in the United States is expected to grow to over $73 billion. In addition, Gartner estimates that in 2014, the U.S. insurance industry spent approximately $61 billion on software and related services1.

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

Employer Market

Currently, we believe there are over 18,000 entities that employ more than 1,000 individuals. A significant and growing portion of employers’ costs is non-salary benefits, such as the health insurance that they provide to their employees. With healthcare and other premiums increasing, senior executives are prioritizing benefits administration in their organizations, searching for ways to contain costs without sacrificing benefits. In addition, the expense burden continues to shift to employees. Employees’ contributions to premiums for health insurance have grown from approximately $318 in 1999 to approximately $1,071 per employee in 2015. Employers recognize the importance of offering a greater variety of core and voluntary benefits as a means to attract, motivate, and retain employees.

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

Insurance Carrier Market

The employee benefits market consists of a myriad of insurance carriers and products. According to the U.S. Bureau of Labor Statistics, the single largest benefit provided to employees in the United States is healthcare insurance, often encompassing more than 90% of all insurance benefits spending by employers. According to SNL Financial data, the U.S. private healthcare insurance market consists of approximately 400 carriers covering approximately 276 million individual consumers. Carriers provide benefits primarily through more than 5.7 million U.S. employers.

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

[1]	Gartner, Forecast: Enterprise IT Spending by Vertical Industry Market, Worldwide, 2013-2019 2Q15 Update, United States Insurance Market Spending on Software, IT Services, and Internal Services.

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

The Benefitfocus Solutions

We provide a multi-tenant cloud-based benefits management platform to the employer and carrier markets. The Benefitfocus Platform simplifies how organizations and individuals shop for, enroll in, manage, and exchange benefits.

We believe our solutions help employers in the following important ways:

Simplify Benefits Enrollment.    Our solutions reduce the complexity of benefits enrollment by integrating all plan information in one place and presenting it to employees in an organized and easy-to-understand manner. Employees shop and enroll using a highly intuitive and engaging consumer-oriented interface.

Transition to Defined Contribution Benefits Funding Model.    Our solutions help enable employers’ ongoing shift to defined contribution plans. Defined contribution plans differ from traditional defined benefit plans as they grant employees a stipend with which to purchase benefits of their choosing. Defined contribution plans also offer more discretion and options compared to defined benefit plans. Our products support traditional defined benefit plans, allowing employees to select from a list of benefits offered by their employer, calculating required member contributions, and recording and transmitting elections and other important information to payroll. Separately, with respect to defined contribution plans, our exchange solutions help facilitate an online shopping environment with many benefit options that allows employees to select personalized benefit offerings to suit their individual needs.

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

Integrate Seamlessly with Related Systems.    Our solutions can be easily and securely integrated with a variety of related systems, including carrier membership and billing systems, payroll and HR systems, banks, and other third-party administrators. We provide a network of more than 1,500 benefit provider data exchange connections. Our open architecture further extends our functionality by allowing third parties to develop and offer apps and services on our platform.

We believe our solutions help insurance carriers in the following important ways:

Attract and Maintain Membership.    Our solutions allow carriers to maximize sales capacity and efficiency by communicating directly with their employer customers and individual members.

Reduce Administrative Costs.     The Benefitfocus Platform allows carriers to automate and simplify various aspects of the benefits administration process, such as enrollment, plan changes, eligibility updates, and billing, from one centralized location.

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

Deepen our Relationships with our Existing Customer Base.    We are deepening our employer relationships by continuing to provide a unified platform with an growing list of additional solutions to manage increasingly complex benefits processes and simplify the distribution and administration of employee benefits. We are expanding our carrier relationships through both the upsell of additional software products and increased adoption across our carriers’ member populations.

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

Further Develop our Partner Ecosystem.    We have established strong relationships with organizations such as Mercer, SAP, SuccessFactors, Allstate Insurance Company, Equifax, WageWorks, and others in a variety of industries to deliver best-in-class applications to our customers. We plan to continue to invest in our integration infrastructure to allow third parties and customers to build custom applications on the Benefitfocus Platform and create deep integrations between their systems and ours.

Leverage our Corporate Culture.    We believe our culture benefits our associates and customers and supports our growth. We plan to continue to invest in our culture to help attract and retain top design and engineering professionals who are passionate about Benefitfocus and motivated to create superior software technology.

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

Selectively Pursue Strategic Acquisitions and Investments.    We might pursue acquisitions of or investments in complementary businesses and technologies that are consistent with our overall growth strategy. We believe that a selective acquisition and investment strategy could enable us to gain new customers, accelerate our expansion into new markets, and enhance our product capabilities.

The Benefitfocus Portfolio of Products

Our portfolio of products, as summarized below, provides a seamless, integrated experience for the entire life cycle of benefits enrollment and management for insurance carriers and employers. We also provide extensive applications to help carriers and employers manage their programs more effectively.

Products and Services for Insurance Carriers	Products and Services for Employers
Marketplaces:	Benefitfocus Marketplace
Large Employer Marketplace	Communication Portal
Small Employer Marketplace	Benefitstore
Individual Marketplace	Core & Advanced Analytics
Retiree Marketplace	Benefits Service Center
eEnrollment	Video
eBilling	ACA Compliance & Reporting
eExchange	eBilling & Payment
eSales	Implementation Services
Core & Advanced Analytics	Benefits Service Center
Integrations	Integrations
Video	Benefitfocus University
Implementation Services
Benefits Service Center

During 2015, we renamed and rebranded many of our products and services. The following products and services for insurance carriers were renamed or rebranded: Marketplace was split into four offerings differentiated by the targeted market; Benefit Informatics forms the basis of Core & Advanced Analytics; Media and Animation Services are now marketed as Video; and App Development Platform and Software-Enabled Services are now referred to as Integrations. The following products and services for employers were renamed or rebranded: HR InTouch Marketplace is now Benefitfocus Marketplace; HR InTouch is now Communication Portal; Benefit Informatics forms the basis of Core & Advanced Analytics; HR Support Center is now Benefits Service Center; Media and Animation Services are now marketed as Video; and App Development Platform and Software-Enabled Services are now referred to as Integrations.

Products for Insurance Carriers

•

Marketplaces are online shopping environments, sometimes referred to as exchanges that allow customers to select from a variety of benefits plan choices to suit their individual needs. Marketplaces support the shift toward defined contribution benefits plans, which are increasing in popularity. Marketplaces provide consumer-centric experiences focused on personalization, and integrate social tools to help drive informed choices while selecting benefits. They also include features to track plans and compare pricing and features across multiple benefit plans.

•

eEnrollment is our flagship product for carriers, providing them with online enrollment for all types of benefits. We designed eEnrollment to enhance our users’ experience by presenting information in a user-friendly format and integrating educational videos as well as plan comparison and decision support tools to help users navigate the enrollment process. In addition to helping customers find suitable plans, eEnrollment supports complex business rules, such as eligibility and rating criteria. eEnrollment facilitates the following activities:

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

•

Core & Advanced Analytics is our data analytics solution for use by carriers and their self-insured employer customers. Core & Advanced Analytics is a privately-labeled analytics solution that helps carriers and their self-insured employers identify cost drivers, recognize trends, and predict future risks and costs. Additional analytical capabilities help create “what-if” scenarios to model different variables, such as co-pay, deductibles, benefits, inflation, and member populations.

Products for Employers

•

Benefitfocus Marketplace is a cloud-based benefits management portal that streamlines online enrollment, employee communication, and benefits administration, and creates a private exchange environment for large employers who offer defined contribution plans. In one cohesive, engaging workflow, Benefitfocus Marketplace presents employees with all of the plans their employers offer. Employees who need extra assistance can access avatars, animated videos, and live chat sessions as they explore their benefit options. As employees shop for the plans that best fit their individual needs, a virtual shopping cart keeps a running tally of the employers’ defined contribution in addition to the employees’ out-of-pocket costs. If employees choose to purchase more coverage on their own, they can easily view and pay their bills in the Benefitfocus Marketplace.

•

Communication Portal is an employee engagement portal that gives employers the tools to send personalized, targeted text and email communications to specific employee groups based on location, job level and eligibility status. Features such as an Intelligent Virtual Assistant provide employees on-demand support while reducing administration burden for employers, and Self-Service Total Compensation Reports increase transparency into the full value of benefit offerings, which can contribute to increased engagement and employee satisfaction.

•

BenefitStore is a turnkey solution that makes available directly to employees a broad array of ancillary benefits like transit, supplemental life and disability, among others, to provide a more comprehensive and customizable benefits package.

•

Core & Advanced Analytics is our data analytics solution that helps employers make more informed, data-driven decisions about their benefits offerings. This product aggregates benefit cost and claims data from relevant sources and allows customers to analyze, forecast, and monitor costs. Core & Advanced Analytics enables employers and their advisors to identify cost drivers, recognize trends, and predict future risks and costs. Additional analytical capabilities create “what-if” scenarios to model different variables, such as co-pays, deductibles, benefits, inflation, and member populations.

•

ACA Compliance & Reporting is our solution that helps employers manage ACA compliance by consolidating and automating IRS reporting. Additionally, Benefitfocus is an approved transmitter, allowing us to electronically file required ACA compliance documents with the Internal Revenue Service on behalf of our customers.

•

eBilling & Payment is a comprehensive, dynamic electronic invoice presentment and payment (EIPP) application that synchronizes enrollment and billing information to streamline the monthly billing process, automate adjustments and increase accuracy of payments. eBilling & Payment gives employers the ability to automate or schedule single-invoice payments to all of their benefit providers. Employers can drill down by employee to see coverage level and plan, or focus in by vendor, benefit type or internal cost control center to gain more insight into cost drivers.

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

•

Benefits Service Center.    We provide employers with expanded support services where our benefits specialists help customers’ employees understand benefit offerings, navigate the enrollment process, and find answers to frequently asked HR questions. Our Benefits Service Center provides employees with personalized, guided support. Additional services, such as fulfillment, dependent verification, and HR administration, are available to meet unique organizational needs.

•

Video.    We create video and animated content that can be licensed within our applications or independently for distribution via client portals or websites. Benefitfocus provides a comprehensive video library and also can produce custom videos to meet specific communication requirements of its carrier and employer customers. Our staff of executive producers, project managers, writers, graphic designers, editors, and on-camera talent guide customers through the process from concept development to delivery. Benefitfocus hosts videos, eliminating the need for additional investments or internal IT resources by our customers. In addition, we incorporate our customers’ unique branding to provide a seamless extension of corporate websites and messaging.

Partner Offerings

•

Integrations.    We allow our partners and customers to develop custom apps that integrate directly with Benefitfocus Marketplace. The open and flexible nature of our software architecture allows us to build deeper integrations with partner organizations and offer custom services in response to customer demand. Apps are organized into the following categories: voluntary benefits, health and wellness, benefits administration, finance, and communication. Some examples include:

•	RedBrick Health provides access to customizable health assessments, digital coaching, tracking and challenges.

•	LifeLock allows employees to purchase identity theft protection when they are enrolling in other benefit programs.

•

Equifax ACA Management Platform provides an end-to-end ACA management and compliance solution that can reduce administrative tasks and cut costs with streamlined eligibility tracking, automated look-back calculation and IRS reporting.

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

Customers

Our customers include employers of all sizes across a variety of industries and some of the nation’s largest insurance carriers and aggregators. The following is a list of some of our significant employer and carrier customers.

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
Under Armour, Inc.

During the year ended December 31, 2015, no customer accounted for more than 10% of our total revenue.

Sales and Marketing

We sell our software solutions through our direct sales organization. Our direct sales team comprises employer-focused and carrier-focused field sales professionals who are organized primarily by geography and account size.

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

We also sell our software solutions through strategic partners including Mercer LLC (“Mercer”) and SAP SE.

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

Our research and development expenses were $52.3 million, $41.7 million and $23.5 million for the years December 31, 2015, 2014 and 2013, respectively.

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

We have been granted three U.S. patents (utility patents) and have seven U.S. patent applications (all for utility patents) pending. Our first patent, which protects specified systems and methods for the automatic creation of agent-based systems, was issued in April 2013 and will not expire until May 2030. Our second patent, which protects specified systems and methods for secure agent information, was issued in October 2013 and will not expire until November 19, 2030. Our third patent, which protects registration and execution of highly concurrent processing tasks, was issued in January 2015 and will not expire until February 2032. We also have two Chinese, one Japanese and one Australian patents and a number of pending patent applications under foreign jurisdictions and treaties, such as Australia, Canada, China, Hong Kong, India, Japan, Taiwan, the European Patent Convention, and the Patent Cooperation Treaty.

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

The long-term viability of PPACA is also currently in doubt. Congress has voted to repeal PPACA numerous times. Moreover, several lawsuits challenging the legality of various aspects of PPACA are still in the courts, but their ultimate outcomes are uncertain. Should Congress repeal PPACA or the courts invalidate any aspect of the PPACA, the business of our customers could be substantially affected.

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

In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions, known as Version 5010. The use of Version 5010 became mandatory on January 1, 2012, but CMS delayed enforcement until July 1, 2012. The use of the ICD-10 code sets was originally required by October 1, 2013, but HHS extended this deadline twice, with the implementation date now set for October 1, 2015. It is not known whether HHS will further the delay implementation of the ICD-10 code sets. We have been modifying and will continue to modify our systems and processes to prepare for and implement these changes.

Health Plan and Other Entity Identifiers.    HHS has promulgated regulations implementing the establishment of a unique health plan identifier, or HPID. Similar to a provider’s national provider identifier, the HPID provides an identification system for health plans to use for electronic transactions. HHS has also promulgated regulations implementing another entity identifier, or OEID, that serves as an identifier for entities that are not health plans, health care providers or individuals. These other entities, which include third-party administrators, transaction vendors, and clearinghouses, are not required to obtain an OEID, but they could obtain and use one if they needed to be identified in standardized transactions. The implementation of the enforcement of the HPID and OEID process has been indefinitely delayed by HHS, and if implemented its impact on our business is unclear at this time.

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

Banking Regulation

The Goldman Sachs Group, affiliates of which owned approximately 21.4% of the voting and economic interest in our business as of December 31, 2015, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. As a result, although we do not engage in banking operations, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and to most banking laws, regulations and orders that apply to The Goldman Sachs Group. In addition, certain restrictions applicable to Goldman Sachs under the BHC Act may apply to the Company as well, and we may be subject to regulatory oversight and examination because we are a technology service provider to regulated financial institutions. The bank regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors rather than our stockholders. Because of The Goldman Sachs Group’s status as a bank holding company and a financial holding company, we have agreed to certain covenants for the benefit of The Goldman Sachs Group that are intended to facilitate its compliance with the BHC Act.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law by President Obama on July 21, 2010, including Title VI known as the “Volcker Rule”. US financial regulators approved final rules to implement the Volcker Rule in December 2013. The Volcker Rule, in relevant part, restricts banking entities from proprietary trading (subject to certain exemptions) and from acquiring or retaining any equity, partnership or other interests in, or sponsoring, a private equity fund, subject to satisfying certain conditions, and from engaging in certain transactions with funds.

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

There are limits on the ability of The Goldman Sachs Group’s bank subsidiaries to extend credit to or conduct other transactions with us. In general, any loans to us from a bank subsidiary of The Goldman Sachs Group must be on market terms and secured by designated amounts of specified collateral and are limited to 10% of the lending bank’s capital stock and surplus. Statutory changes made by the Dodd-Frank Act place certain additional restrictions on transactions between us and The Goldman Sachs Group, which we do not expect to be material to us.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal years ended December 31, 2015, 2014 and 2013.

Corporate Information

We were incorporated in June 2000 as Benefitfocus.com, Inc., a South Carolina corporation. In September 2013, we reincorporated in Delaware as Benefitfocus, Inc. Our principal executive offices are located at 100 Benefitfocus Way, Charleston, South Carolina 29492, and our phone number is (843) 849-7476. Our website address is www.benefitfocus.com. The information on, or that can be accessed through, our website is not part of this report. We currently employ approximately 1,450 associates.

Executive Officers

The following table sets forth information concerning our executive officers as of February 25, 2016:

Name	Age	Position
Shawn A. Jenkins	48	Chief Executive Officer, Director
Raymond A. August	54	President and Chief Operating Officer
Mason R. Holland, Jr.	51	Executive Chairman, Director
Milton A. Alpern	64	Chief Financial Officer and Secretary
James P. Restivo	55	Chief Technology Officer

Shawn A. Jenkins—President, Chief Executive Officer, and Director

Shawn Jenkins, one of our founders, has been Chief Executive Officer and a member of our board of directors since our founding in June 2000. He also served as our President until March 2015. Prior to founding Benefitfocus, from 1995 to 2000, he served as Vice President with American Pensions, Inc., leading sales, operations, and technology. From 1994 to 1995, Mr. Jenkins was a program analyst with Rockwell Automation, Inc. Mr. Jenkins serves on the Advisory Board for the School of Computing at Clemson University, Medical University of South Carolina Foundation Board of Directors, College of Charleston Board of Governors, and Charleston Southern University Board of Visitors. He previously served as Chairman of the Growing Forward Campaign for the Lowcountry Food Bank. Mr. Jenkins received an M.B.A. from Charleston Southern University and a B.A. from Geneva College in Beaver Falls, Pennsylvania.

Raymond A. August—President and Chief Operating Officer

Raymond August has served as our Chief Operating Officer since August 2014 and was promoted to the title of President and Chief Operating Officer in March 2015. Prior to joining Benefitfocus, Mr. August served as the General Manager of the Computer Sciences Corp., or CSC, Financial Services Group since October 2012. Prior to that, from March 2008 to September 2012, he served as CSC’s President of the Financial Services Group. Since July 2013 he has served as a member of the Executive Advisory council for Arthur Ventures Private Equity Fund. Mr. August earned a B.S. in Accounting and Management Science from the University of South Carolina and is a Certified Public Accountant.

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

Milton A. Alpern—Chief Financial Officer

Milt Alpern has served as our Chief Financial Officer since January 2012. As announced in December 2015, Mr. Alpern intends to retire effective March 31, 2016, remaining with the Company thereafter as a consultant until April 1, 2017. Prior to joining Benefitfocus, from April 2008 to December 2011, he was the Chief Financial Officer for ITA Software, Inc., a SaaS provider of technology solutions to the travel industry, which was acquired by Google in 2011, where he was responsible for leading all financial and administrative functions for the company. Prior to ITA Software, from 2003 to 2008, Mr. Alpern served as the Chief Financial Officer for Applix, Inc., a publicly held international provider of business performance management and business intelligence software where he directed all finance, human resources, legal activities, and financial community relationships. From 1998 to 2002, Mr. Alpern served as the Chief Financial Officer at Eprise Corporation, a publicly held provider of business website content management software and solutions, where he was a member of the management team leading the company’s successful initial public offering. Mr. Alpern holds a B.S. in accounting from Montclair State University.

James P. Restivo—Chief Technology Officer

James Restivo began serving as our Chief Technology Officer in January 2016. Prior to joining Benefitfocus, Mr. Restivo served as Vice President, Chief Technology Officer of Dodge Data &

Analytics LLC beginning in February 2015. From December 2012 to September 2014, Mr. Restivo served as Vice President, Chief Technology Officer of Smarter Workforce at International Business Machines Corporation (“IBM”). Prior to that, beginning in October 2006, Mr. Restivo served as Chief Technology Officer of Kenexa Corporation where he managed global public Human Capital Management R&D, SaaS operations and information security before the company was purchased by IBM. Mr. Restivo received a B.S. in computer science, applied mathematics and statistics from Stony Brook University and an M.S. from the Massachusetts Institute of Technology in computer science.

As of December 31, 2015, we had approximately 1,450 full-time associates, or employees, including approximately 680 engaged in technology development and deployment. None of our associates is represented by a labor union and we consider our current relations with our associates to be good.

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

We experienced net losses of $62.1 million, $63.2 million, and $30.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on May 6, 2014, the first trading day after we publically announced March 31, 2014 financial results, our stock price dropped almost $3.00 per share, or 9.0%, to $29.66.

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

Our ten largest customers by revenue in the past three years accounted for approximately 42.4%, 40.4% and 47.4% of our consolidated revenue in each of 2015, 2014 and 2013, respectively. Our largest customer by revenue in the past three years accounted for approximately 9.7%, 9.4% and 9.5% of our revenue in each of 2015, 2014 and 2013, respectively. In addition, one customer represented 22.2% of our accounts receivable at December 31, 2015 and another represented 13.3% at December 31, 2014. If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

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

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, services, and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in 2015 three of our executive officers announced they were leaving the Company or transitioned into different roles, and we hired a new Chief Technology Officer and are engaged in a search for a new Chief Financial Officer. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense certain stock awards might discourage us from granting the size or type of stock awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we fail to maintain awareness of our brand cost-effectively, our business might suffer.

We believe that maintaining awareness of our brand in a cost-effective manner is critical to continuing the widespread acceptance of our existing solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Our efforts to build, maintain and market changes to our brand nationally have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in maintaining our brand. If we fail to successfully maintain our brand, or incur substantial expenses in an unsuccessful attempt to maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2022 for federal and state purposes. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, which if not utilized will begin to expire in 2020. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have three U.S., two Chinese, one Japanese and one Australian patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

If we fail to meet our current credit agreement’s financial covenants, our business and financial condition could be adversely affected.

We currently have a credit agreement which contains financial covenants, including covenants related to financial liquidity and EBITDA. If at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the agreement. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.

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

As part of our business strategy, we might acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. For example, in 2010, we acquired the intellectual property assets of BeliefNetworks, Inc. We spent considerable time, effort, and money pursuing this company and successfully integrating it into our business. Acquisitions and investments involve numerous risks, including:

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

The Goldman Sachs Group, affiliates of which owned approximately 21.4% of the voting and economic interest in our business at December 31, 2015, is regulated as a bank holding company and a financial holding company under the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman

Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through December 31, 2015, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2015, we had an aggregate of 29,194,332 shares of common stock outstanding. As of December 31, 2015, there also were outstanding options, restricted stock units and warrants to purchase 3,283,106 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, we also registered an aggregate of 6,249,766 shares of our common stock that we may issue under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2015, our directors, executive officers, and their affiliated entities beneficially owned approximately 45.4% of our outstanding common stock. In particular, GS Capital Partners VI

Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 21.4%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of December 31, 2015, these stockholders collectively beneficially owned approximately 44.9% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are no longer a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and may not be able to take advantage of exemptions from certain corporate governance requirements.

Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including, among others, that its nominating and corporate governance committee consists entirely of independent directors. While we previously relied on the “controlled company” exemption, as of December 31, 2015, only approximately 44.9% of the voting power of our outstanding common stock was beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Currently, our nominating and corporate governance committee does not consist entirely of independent directors. Under the NASDAQ Stock Market listing rules, a company has one year from the time it is no longer a “controlled company” to transition its nominating and corporate governance committee to be fully independent. Accordingly, during this transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we occupied approximately 288,000 square feet on the Daniel Island Executive Center campus in Charleston, South Carolina. This office space is leased under leases expiring in 2021, 2024 and 2029. We have an option to have a four-story office building of approximately 145,000 square feet and/or a two-story welcome center of approximately 18,500 square feet built.

As of December 31, 2015, we also leased facilities in Greenville, South Carolina; North Charleston, South Carolina; San Francisco, California; and Tulsa, Oklahoma.

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

	High	Low
Year Ended December 31, 2015
First quarter	$41.35	$19.58
Second quarter	$47.49	$31.18
Third quarter	$46.43	$28.91
Fourth quarter	$41.98	$27.55

Year Ended December 31, 2014
First quarter	$77.00	$45.15
Second quarter	$49.34	$27.52
Third quarter	$47.75	$26.79
Fourth quarter	$34.28	$20.82

As of December 31, 2015, we had 72 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Company / Index	Base Period 9/18/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Benefitfocus, Inc.	$100.00	$91.80	$107.82	$87.71	$86.31	$50.31	$61.33	$68.70	$81.89	$58.36	$67.96
S&P 500 Index	$100.00	$97.45	$107.12	$108.51	$113.60	$114.30	$119.32	$119.84	$119.56	$111.27	$118.45
S&P 1500 Application Software Index	$100.00	$99.07	$107.46	$107.29	$112.30	$113.71	$120.00	$128.45	$134.13	$129.19	$143.70

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

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on September 18, 2013. As of December 31, 2015, we had used the entire proceeds from our IPO for working capital purposes and other general corporate purposes, including executing our growth strategy, developing new products and services, and funding additional capital expenditures, potential acquisitions, and investments. We also invested the funds received in short-term, interest bearing, investment-grade securities.

Item 6. Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years December 31, 2015, 2014, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012, and 2011 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Revenue (1)	$185,143	$137,420	$104,752	$81,739	$68,783
Cost of revenue (2)	102,851	87,470	62,411	44,400	42,133

Gross profit	82,292	49,950	42,341	37,339	26,650
Operating expenses:
Sales and marketing (2)	58,589	48,467	36,072	27,905	22,553
Research and development (2)	52,250	41,729	23,532	14,621	9,120
General and administrative (2)	25,727	18,657	10,974	7,494	5,821
Impairment of goodwill	—	—	—	—	1,670
Change in fair value of contingent consideration	—	—	(43)	121	503

Total operating expenses	136,566	108,853	70,535	50,141	39,667

Loss from operations	(54,274)	(58,903)	(28,194)	(12,802)	(13,017)
Total other expense, net	(7,785)	(4,251)	(2,198)	(1,987)	(2,012)

Loss before income taxes	(62,059)	(63,154)	(30,392)	(14,789)	(15,029)
Income tax expense (benefit)	25	25	(31)	84	35

Net loss	$(62,084)	$(63,179)	$(30,361)	$(14,873)	$(15,064)

Net loss per common share—basic and diluted	$(2.19)	$(2.51)	$(2.99)	$(3.09)	$(3.09)

Weighted-average common shares outstanding—basic and diluted	28,344,680	25,207,099	10,144,243	4,812,632	4,875,157

Other Financial Data
Adjusted EBITDA (3)	$(32,160)	$(43,844)	$(18,915)	$(3,594)	$(3,455)

(1)	In the first quarter of 2015 we decreased the estimated expected life of our customer relationships for both employer and carrier customers from 10 to 7 years. This change shortened the term over which we will recognize our deferred revenue and results in more revenue recognized in each period after the change.

(2)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$1,950	$986	$274	$195	$252
Sales and marketing	2,861	1,395	171	68	102
Research and development	2,399	1,376	255	130	121
General and administrative	3,244	1,831	502	319	246

(3)	We define adjusted EBITDA as net loss before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense and expense related to the impairment of goodwill and intangible assets. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our Segments

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Revenue from external customers by segment:
Employer	$94,842	$62,016	$40,656	$23,760	$15,938
Carrier	90,301	75,404	64,096	57,979	52,845

Total net revenue from external customers	$185,143	$137,420	$104,752	$81,739	$68,783

Gross profit by segment
Employer	$33,655	$16,186	$13,316	$9,810	$6,059
Carrier	48,637	33,764	29,025	27,529	20,591

Total gross profit by segment	$82,292	$49,950	$42,341	$37,339	$26,650

Consolidated Balance Sheet Data

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$48,074	$51,074	$65,645	$19,703	$15,856
Marketable securities	40,448	5,135	13,168	—	—
Accounts receivable, total, net	29,698	21,311	23,668	13,372	9,060
Total assets	182,119	140,018	139,611	58,226	52,842
Deferred revenue, total	93,529	94,510	80,221	57,520	42,773
Total liabilities	200,128	182,841	128,179	89,357	69,809
Total redeemable convertible preferred stock	—	—	—	135,478	135,478
Common stock	29	26	24	6,109	4,923
Additional paid-in capital	310,304	223,409	214,487	—	—
Total stockholders’ (deficit) equity	(18,009)	(42,823)	11,432	(166,609)	(152,445)

Adjusted EBITDA

Within this Annual Report on Form 10-K we use adjusted EBITDA to provide investors with additional information regarding our financial results. Adjusted EBITDA is a non-GAAP financial measure. We have provided below a reconciliation of this measure to the most directly comparable GAAP financial measure, which for adjusted EBITDA is net loss.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that would reduce the cash available to us; and

•	other companies, including companies in our industry, might calculate adjusted EBITDA or similarly titled measure differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(62,084)	$(63,179)	$(30,361)	$(14,873)	$(15,064)
Depreciation	8,791	6,931	5,231	5,080	3,225
Amortization of software development costs	2,587	2,257	2,618	3,145	1,903
Amortization of acquired intangible assets	286	305	323	335	2,178
Interest income	(188)	(77)	(46)	(53)	(151)
Interest expense on building lease financing obligations	7,092	3,624	1,768	1,774	1,771
Interest expense on other borrowings	877	682	381	202	203
Income tax expense	25	25	(31)	84	35
Stock-based compensation expense	10,454	5,588	1,202	712	721
Impairment of goodwill and intangible assets	—	—	—	—	1,724

Total net adjustments	$29,924	$19,335	$11,446	$11,279	$11,609

Adjusted EBITDA	$(32,160)	$(43,844)	$(18,915)	$(3,594)	$(3,455)

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

Overview

Benefitfocus provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers, and brokers. The Benefitfocus Platform simplifies how organizations and individuals shop for, enroll in, manage, and exchange benefits. Our employer and insurance carrier customers rely on our platform to manage, scale and exchange data. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and voluntary benefits plans, such as critical illness, supplemental income, and wellness programs. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform has grown.

We serve two separate but related market segments. Our fastest growing market segment, the employer market, consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are over 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. Our business model capitalizes on the close relationship between carriers and their members, and the carriers’ ability to serve as lead generators for potential employer customers. Carriers pay for services at a rate reflective of the aggregated nature of their customer base on a per application basis. Carriers can then deploy their applications to employer groups and members. As employers become direct customers through our employer segment, we provide them our platform offering that bundles many software applications into a comprehensive benefits solution through Benefitfocus Marketplace. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem.

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 87%, 91%, and 93% of our total revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 13%, 9%, and 7% of our total revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 723 as of December 31, 2015, a 38.7% compound annual growth rate. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past four years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last five years, and expect our operating losses to continue for at least the next year. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

	Year Ended December 31,
	2015	2014	2013
Number of customers:
Large employer	723	553	393
Carrier	54	43	40

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

For 2015, 2014 and 2013 our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets. Adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP. Please refer to “Selected Consolidated Financial Data” in this report for a discussion of the limitations of adjusted EBITDA and reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, respectively, for 2015, 2014 and 2013.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Software services	$161,477	$125,083	$97,713
Professional services	23,666	12,337	7,039

Total revenue	$185,143	$137,420	$104,752

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and it is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers related to implementation services that are determined to not have stand-alone value and are sold with our software services, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, which was 7 years in 2015 and 10 years in 2014 and 2013. We periodically evaluate the term over which revenue is recognized for professional services as we gain more experience with customer contract renewals.

As of July 1, 2015, we determined that we had established standalone value for the implementation services for the Benefitfocus Marketplace solution in the Employer segment as they are now sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, we did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as we had historically performed these services to support our customers’ implementation of this solution. The incremental revenue from recognition of services upon delivery compared to recognition over the customer relationship period of 7 years was $2.3 million in twelve months ended December 31, 2015.

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

Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we have held annually. We expect our sales and marketing expense to increase in both absolute dollars and as a percentage of revenue in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

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

General and administrative expense.    General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in absolute terms as a result of operating as a public company, including costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, increased professional services expenses, and costs associated with an enhanced investor relations function.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for 2015, 2014, and 2013. Net operating loss carryforwards for federal income tax purposes were $122.8 million at December 31, 2015. State net operating loss carryforwards were approximately $126.6 million at December 31, 2015. Federal net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. State net operating losses will expire at various dates beginning in 2022, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Year Ended December 31,
	2015	2014	2013
Revenue	$185,143	$137,420	$104,752
Cost of revenue (1)	102,851	87,470	62,411

Gross profit	82,292	49,950	42,341
Operating expenses:
Sales and marketing (1)	58,589	48,467	36,072
Research and development (1)	52,250	41,729	23,532
General and administrative (1)	25,727	18,657	10,974
Change in fair value of contingent consideration	—	—	(43)

Total operating expenses	136,566	108,853	70,535

Loss from operations	(54,274)	(58,903)	(28,194)
Other income (expense):
Interest income	188	77	46
Interest expense on building lease financing obligations	(7,092)	(3,624)	(1,768)
Interest expense on other borrowings	(877)	(682)	(381)
Other expense	(4)	(22)	(95)

Total other expense, net	(7,785)	(4,251)	(2,198)

Loss before income taxes	(62,059)	(63,154)	(30,392)
Income tax expense (benefit)	25	25	(31)

Net loss	$(62,084)	$(63,179)	$(30,361)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$1,950	$986	$274
Sales and marketing	2,861	1,395	171
Research and development	2,399	1,376	255
General and administrative	3,244	1,831	502

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue	55.6	63.7	59.6

Gross profit	44.4	36.3	40.4
Operating expenses:
Sales and marketing	31.6	35.3	34.4
Research and development	28.2	30.4	22.5
General and administrative	13.9	13.6	10.5
Change in fair value of contingent consideration	—	—	—

Total operating expenses	73.8	79.2	67.3

Loss from operations	(29.3)	(42.9)	(26.9)
Other income (expense):
Interest income	0.1	0.1	—
Interest expense on building lease financing obligations	(3.8)	(2.6)	(1.7)
Interest expense on other borrowings	(0.5)	(0.5)	(0.4)
Other expense	—	—	(0.1)

Total other expense, net	(4.2)	(3.1)	(2.1)

Loss before income taxes	(33.5)	(46.0)	(29.0)
Income tax expense (benefit)	—	—	—

Net loss	(33.5)%	(46.0)%	(29.0)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue from external customers by segment:
Employer	$94,842	$62,016	$40,656
Carrier	90,301	75,404	64,096

Total net revenue from external customers	$185,143	$137,420	$104,752

Gross profit by segment
Employer	$33,655	$16,186	$13,316
Carrier	48,637	33,764	29,025

Total gross profit by segment	$82,292	$49,950	$42,341

Comparison of Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$161,477	87.2%	$125,083	91.0%	$36,394	29.1%
Professional services	23,666	12.8	12,337	9.0	11,329	91.8

Total revenue	$185,143	100.0%	$137,420	100.0%	$47,723	34.7%

Growth in software services revenue was primarily attributable to the addition of new customers, as the number of large employer and carrier customers increased to 777 as of December 31, 2015 from 596 as of December 31, 2014 and higher volumes from existing customers. The increase in professional services revenue of $11.3 million between the year ended December 31, 2014 and the year ended December 31, 2015 was in part attributable to the change in the customer relationship period from 10 to 7 years, resulting in an increase in revenue of $3.3 million from customers that were using our platform prior to the beginning of 2015. The remaining increase of $8.0 million was related to newly activated customers and products and other services provided to existing customers, including $2.4 million of revenue from services delivered that have standalone value.

Segment Revenue

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$94,842	51.2%	$62,016	45.1%	$32,826	52.9%
Carrier	90,301	48.8	75,404	54.9	14,897	19.8

Total revenue	$185,143	100.0%	$137,420	100.0%	$47,723	34.7%

Growth in our employer revenue was primarily attributable to a $28.7 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of December 31, 2015 as compared to December 31, 2014 and increased volumes from existing customers. The increase in professional services included $2.4 million from services delivered that have standalone value. Additionally, employer professional services increased $0.6 million as a result of the change in the customer relationship period from 10 to 7 years for customers that were using our platform prior to the beginning of 2015. An additional increase of $1.1 million is attributable to employer professional services primarily related to newly completed implementations.

Growth in carrier revenue was attributable to an increase of $7.7 million in our carrier software services revenue and $7.2 million from our carrier professional services revenue. Increased carrier software services revenue was driven primarily by higher volumes and customer product implementations during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The change in customer relationship period from 10 to 7 years for customers that were using our platform prior to the beginning of 2015 contributed a $0.9 million increase in carrier software services revenue. Increased carrier professional services revenue includes $4.5 million from customers and products that went live on the platform during 2015 and other services provided to existing customers as well as $2.7 million from the change in customer relationship.

Cost of Revenue

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Cost of revenue	$102,851	55.6%	$87,470	63.7%	$15,381	17.6%

The increase in cost of revenue was in part attributable to an $13.3 million increase in salaries and personnel-related costs and professional fees, including an increase of $0.9 million related to stock-based compensation. Approximately $5.8 million of the increase in salaries and personnel-related costs was associated with increased client service capacity to support our growing number of customers and an increase in engineering costs of $6.7 million. Also, we experienced a $2.3 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the increase in the number of employees.

Gross Profit

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Software services	$102,301	63.4%	$75,235	60.1%	$27,066	36.0%
Professional services	(20,009)	(84.5)	(25,285)	(205.0)	5,276	(20.9)

Gross profit	$82,292	44.4%	$49,950	36.3%	$32,342	64.7%

The increase in software services gross profit in absolute terms was driven by a $36.4 million, or 29.1%, increase in software services revenue. This increase was partially offset by a $9.3 million, or 18.7%, increase in software services cost of revenue. Software services cost of revenue included $0.9 million and $0.4 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively, and $7.7 million and $7.2 million of depreciation and amortization for the years ended December 31, 2015 and 2014, respectively.

The decrease in professional services gross loss was driven by an $11.3 million, or 91.8% increase in professional services revenue, partially offset by an increase in professional services cost of revenue of $6.1 million. Professional services cost of revenue included $1.0 million and $0.5 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively. In addition, professional services cost of revenue included $1.4 million and $0.8 million in depreciation and amortization for the years ended December 31, 2015 and 2014, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs. However, the related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and, with the exception of our Employer Benefitfocus Marketplace implementation services which, since July 1, 2015, have been fully recognized as revenue at the time of completion, recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is 7 years for 2015 and 10 years for 2014. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Employer	$33,655	35.5%	$16,186	26.1%	$17,469	107.9%
Carrier	48,637	53.9	33,764	44.8	14,873	44.0

Gross profit	$82,292	44.4%	$49,950	36.3%	$32,342	64.7%

Employer gross profit increased by $17.5 million, or 107.9%, between the year ended December 31, 2014 and the year ended December 31, 2015. The $32.8 million, or 52.9%, increase in employer revenue was offset by a $15.4 million, or 33.5%, increase in employer cost of revenue. The increase in cost of revenue is attributable to costs associated with supporting the increased number of employer customers live on the platform and the increased cost of providing services, including customer implementations. Our employer gross profit included $4.6 million and $3.5 million of depreciation and amortization for the years ended December 31, 2015 and December 31, 2014, respectively. In addition, our employer gross profit included $1.0 million and $0.5 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively.

Carrier gross profit increased by $14.9 million, or 44.0%, between the year ended December 31, 2014 and the year ended December 31, 2015. The increase is primarily attributable to a $14.9 million, or 19.8%, increase in carrier revenue and no change in carrier cost of revenue. Carrier cost of revenue was flat between year ended December 31, 2014 and the year ended December 31, 2015 as efforts shifted to the employer segment to support the growth in employer customers which resulted in fewer costs allocated to carrier cost of revenue. Our carrier gross profit included $4.5 million in depreciation and amortization in each of the years ended December 31, 2015 and December 31, 2014, respectively. In addition, our carrier gross profit included $0.9 million and $0.4 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively.

Operating Expenses

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(in thousands)
Sales and marketing	$58,589	31.6%	$48,467	35.3%	$10,122	20.9%
Research and development	$52,250	28.2%	$41,729	30.4%	$10,521	25.2%
General and administrative	$25,727	13.9%	$18,657	13.6%	$7,070	37.9%

The increase in sales and marketing expense was primarily attributable to a $10.8 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $1.5 million, due to sales and marketing associates hired to continue driving revenue growth. We experienced additional increases of $0.4 million in costs related to facilities and overhead allocation, recruiting, professional fees and other operating costs. These increases were offset by decreases in costs related to sales and marketing events of $0.6 million and travel-related costs of $0.5 million.

The increase in research and development expense was primarily attributable to a $6.8 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $1.0 million, due to growth in the number of research and development associates. Additionally, we experienced a $3.0 million increase in engineering consulting fees for assistance in product development and $0.8 million related to increases in other operating costs and facilities and overhead allocation driven by an increase in the number of employees.

The increase in general and administrative expense was primarily attributable $3.5 million increase in salaries and personnel-related costs, including a $1.4 million increase in stock-based compensation expense due to increased headcount. We also experienced a to a $2.5 million increase in consulting and professional fees and insurance related to being a publicly traded company. In addition, we experienced a $1.1 million increase related primarily to increases in facilities and overhead costs.

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

Effective July 1, 2015, we determined that we had established standalone value for Benefitfocus Marketplace implementation services in the Employer segment as they are now sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without our implementation services prior to July 1, 2015. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, we did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as we had historically performed these services to support customers’ implementation of this solution. The incremental revenue from recognition of services upon delivery compared to recognition over the customer relationship period of 7 years was $2.3 million for the twelve months ended December 31, 2015.

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

The change in the customer relationship period increased the amount of revenue recognized during the year ended December 31, 2015, which decreased both loss from continuing operations and net loss by $6,207 and decreased loss per share by $0.22 for the year. As a result of the change in the customer relationship period, Employer and Carrier revenue increased by $1,137 and $5,070, respectively, for the year ended December 31, 2015.

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

In 2015, we granted performance restricted stock units that vest upon the achievement of certain financial performance targets. Compensation expense for performance restricted stock units, which are accounted for as equity awards, is recognized over the requisite service period when it is probable that the award will vest. Significant judgment is involved in assessing the probability of achieving performance measures.

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

The following summarizes the assumptions used for estimating the fair value of stock options granted during the period indicated (we did not grant any stock options in 2015 or 2014):

Year Ended December 31,
2013
Risk-free interest rate	1.0% - 1.7%
Expected term (years)	6.08
Expected volatility	52%
Expected dividend yield	0%
Weighted-average grant date fair value per share	$7.71

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

Based upon our closing stock price on December 31, 2015 of $36.39, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2015 was $48.4 million, of which $45.8 million related to vested options and $2.6 million to unvested options. The aggregate intrinsic value of outstanding restricted stock units as of December 31, 2015 was $37.0 million, of which all were unvested.

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, our primary sources of liquidity were our cash and cash equivalents totaling $48.1 million and $40.4 million in marketable securities, $29.7 million in accounts receivables, net of allowance, and unused revolving line of credit of $29.8 million. The terms of our revolving line of credit are described in Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On September 23, 2013, we closed our IPO in which we sold 3,000,000 shares of common stock at a public offering price of $26.50 per share, resulting in net proceeds of $70.1 million. See Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding our IPO.

In February 2015, the Company replaced its existing revolving line of credit (the “Revolver”) with a senior revolving line of credit (the “Senior Revolver”) with a syndicate of lenders led by the existing lender. The three-year Senior Revolver has a borrowing limit of $60.0 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the $60.0 million borrowing limit. The outstanding indebtedness under the Revolver was repaid with proceeds from the Senior Revolver and the Revolver was terminated. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

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

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months.

Going forward, we may access capital markets to raise additional equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing.

Cash Flows

Our cash flows for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash (used in) provided by:
Operating activities	$(31,545)	$(18,878)	$1,067
Investing activities	(50,245)	(1,953)	(22,077)
Financing activities	78,790	6,260	66,952

Net (decrease) increase in cash and cash equivalents	$(3,000)	$(14,571)	$45,942

Operating Activities

Cash flows from operations decreased $12.7 million during 2015 to $(31.5) million, as changes in working capital provided $1.3 million cash and adjustments for non-cash items of $29.3 million partially offset a net loss of $(62.1) million. The cash provided by changes in working capital primarily consisted of an increase in accrued compensation and benefits of $3.3 million, an increase in accrued expenses of $3.0 million, and an increase in accounts payable of $3.4 million, offset by an increase in accounts receivable of $7.8 million. The increase in accrued compensation and benefits resulted from an increase in the number of associates. The increases in accrued expenses and accounts payable are the result of timing of the receipt of invoices and the timing of payments. The increase in accounts receivable resulted from a few significant invoices related to new contracts and the normal timing of customer payments.

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

Investing Activities

Net cash used in investing activities totaled $50.2 million for 2015 as net purchases of marketable securities were $35.5 million and cash purchases of property and equipment were $14.7 million.

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

Financing Activities

For the year ended December 31, 2015, net cash provided by financing activities was $78.8 million, primarily as a result of $74.5 million from the issuance of common stock and a warrant in a private placement to Mercer, and net draws on the revolving line of credit of $12.6 million offset by payments on financing and capital lease obligations of $9.9 million.

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

Operating and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents balances and cash generated from operations will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We might require additional capital beyond our currently anticipated amounts. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities or enter into an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. Additional capital might not be available on reasonable terms, or at all.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding credit facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. The following table summarizes these contractual obligations at December 31, 2015. Future events could cause actual payments to differ from these estimates.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt—Revolving line of credit (1)	$30,246	$—	$30,246	$—	$—
Operating lease obligations	36,369	4,019	7,774	7,561	17,015
Capital lease obligations	2,804	2,126	678	—	—
Financing obligations, build-to-suit leases	80,485	5,994	12,534	13,297	48,660
Financing obligations, other	1,616	1,318	298	—	—
Purchase commitments	8,916	3,133	5,783	—	—

Total	$160,436	$16,590	$57,313	$20,858	$65,675

(1)	Repayment of the revolving line of credit is due at end of the term in 2018. Early repayment is allowed. Interest is paid monthly.

In February 2015, the Company replaced the Revolver with the Senior Revolver involving a syndicate of lenders led by the existing lender. The three-year Senior Revolver has a borrowing limit of $60.0 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the $60.0 million borrowing limit. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

On December 13, 2013, we entered into a 15-year build-to-suit lease for additional office space at our Charleston, South Carolina campus. The rentable area of the constructed building is approximately 145,000 square feet and the lease commenced on January 1, 2015. Aggregate minimum payments under the arrangement total $77.1 million are included in the contractual obligations table above. Under this lease agreement we executed an option to lease two additional adjacent buildings. The annual cost of the option is $466,000 per year for term of the option, which is three years. Additionally, we may incur a termination fee if we terminate the option or let the option expire. The termination fee of $757,000 will be prorated through the date of termination or expiration. As of December 31, 2015, we recognized a liability related to the option in the amount of $488,000. No amounts have been recognized related the to the termination fee. However, if we had terminated the option effective December 31, 2015, we would have incurred expense in the amount of $517,000.

Off-Balance Sheet Arrangements

As of December 31, 2015, other than as disclosed in Note 15, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance or special purpose entities. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entities.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the Senior Revolver, which was entered into in February 2015, bear interest at rates that are variable. Increases in the Prime Rate would increase the Senior Revolver.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the Senior Revolver, which are subject to a variable interest rate. At December 31, 2015, we had borrowings under the Senior Revolver of $30.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $302,460 change in our annual interest expense on our outstanding borrowings at December 31, 2015. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that as of December 31, 2015 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our Chief Executive Officer and our Chief Financial Officer, have concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2016 Annual Meeting of Stockholders currently scheduled to be held on June 3, 2016 which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2015 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2012 Stock Plan, as amended	1,516,673	$3.35	1,541,382
Amended and Restated 2000 Stock Option Plan	1,185,620	$6.61	—

Total	2,702,293	$4.78	1,541,382

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements.

The following statements are filed as part of this Annual Report on Form 10-K:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015.	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.8	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.9	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.10	Employment Agreement, dated November 16, 2011, by and between Benefitfocus.com, Inc. and Milton A. Alpern.#	S-1	333-190610	10.10	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.13	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.14	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.15	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.†	S-1	333-190610	10.15	August 14, 2013

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.16	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.17	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	10-K	—	10.20	February 27, 2015

10.18	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	10-K	—	10.21	February 27, 2015

10.19	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.20	Senior Secured Revolving Credit Facility, dated as of February 20, 2015, among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

10.21	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.22	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.23	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	—	—	—	Filed herewith

10.24	Separation, Release and Consulting Agreement, dated as of December 21, 2015, by and between Milton A. Alpern and Benefitfocus.com, Inc.#	—	—	—	Filed herewith

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.
†	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefitfocus, Inc.

Date: February 25, 2016	By:	/s/ Milton A. Alpern
Milton A. Alpern
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Mason R. Holland, Jr. Mason R. Holland, Jr.	Chairman of the Board of Directors	February 25, 2016

/s/ Shawn A. Jenkins Shawn A. Jenkins	Chief Executive Officer (principal executive officer) and Director	February 25, 2016

/s/ Milton A. Alpern Milton A. Alpern	Chief Financial Officer (principal financial and accounting officer)	February 25, 2016

/s/ Douglas A. Dennerline Douglas A. Dennerline	Director	February 25, 2016

/s/ Joseph P. DiSabato Joseph P. DiSabato	Director	February 25, 2016

/s/ Ann H. Lamont Ann H. Lamont	Director	February 25, 2016

/s/ A. Lanham Napier A. Lanham Napier	Director	February 25, 2016

/s/ Francis J. Pelzer V Francis J. Pelzer V	Director	February 25, 2016

/s/ Stephen M. Swad Stephen M. Swad	Director	February 25, 2016

BENEFITFOCUS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Benefitfocus, Inc.

We have audited the accompanying consolidated balance sheets of Benefitfocus, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benefitfocus, Inc. at December 31, 2015, and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 25, 2016

BENEFITFOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$48,074	$51,074
Marketable securities	40,448	5,135
Accounts receivable, net	27,616	21,311
Accounts receivable, related party	2,082	—
Prepaid expenses and other current assets	5,725	4,242

Total current assets	123,945	81,762
Property and equipment, net	55,037	54,021
Intangible assets, net	665	951
Goodwill	1,634	1,634
Other non-current assets	838	1,650

Total assets	$182,119	$140,018

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,953	$5,589
Accrued expenses	10,449	9,171
Accrued compensation and benefits	20,684	17,374
Deferred revenue, current portion	37,858	20,384
Revolving line of credit, current portion	25,000	—
Financing and capital lease obligations, current portion	3,648	4,197

Total current liabilities	105,592	56,715

Deferred revenue, net of current portion	55,671	74,126
Revolving line of credit, net of current portion	5,246	17,657
Financing and capital lease obligations, net of current portion	31,183	32,240
Other non-current liabilities	2,436	2,103

Total liabilities	200,128	182,841

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 29,194,332 and 25,608,937 shares issued and outstanding at December 31, 2015 and 2014, respectively	29	26
Additional paid-in capital	310,304	223,409
Accumulated deficit	(328,342)	(266,258)

Total stockholders’ deficit	(18,009)	(42,823)

Total liabilities and stockholders’ deficit	$182,119	$140,018

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$185,143	$137,420	$104,752
Cost of revenue	102,851	87,470	62,411

Gross profit	82,292	49,950	42,341
Operating expenses:
Sales and marketing	58,589	48,467	36,072
Research and development	52,250	41,729	23,532
General and administrative	25,727	18,657	10,974
Change in fair value of contingent consideration	—	—	(43)

Total operating expenses	136,566	108,853	70,535

Loss from operations	(54,274)	(58,903)	(28,194)
Other income (expense):
Interest income	188	77	46
Interest expense on building lease financing obligations	(7,092)	(3,624)	(1,768)
Interest expense on other borrowings	(877)	(682)	(381)
Other expense	(4)	(22)	(95)

Total other expense, net	(7,785)	(4,251)	(2,198)

Loss before income taxes	(62,059)	(63,154)	(30,392)
Income tax expense (benefit)	25	25	(31)

Net loss	$(62,084)	$(63,179)	$(30,361)

Comprehensive loss	$(62,084)	$(63,179)	$(30,361)

Net loss per common share:
Basic and diluted	$(2.19)	$(2.51)	$(2.99)

Weighted-average common shares outstanding:
Basic and diluted	28,344,680	25,207,099	10,144,243

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock, No Par Value		Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2012	4,792,347	$6,109	—	$—	$—	$(172,718)	$(166,609)
Exercise of stock options	71,694	168	129,750	—	531	—	699
Issuance of common stock	5,000	68	—	—	—	—	68
Effects of corporate restructuring	(4,869,041)	(7,328)	4,869,041	5	7,323	—	—
Initial public offering, net of issuance costs	—	—	3,000,000	3	70,061	—	70,064
Conversion of redeemable convertible preferred stock	—	—	16,496,860	16	135,461	—	135,477
Stock-based compensation expense	—	537	—	—	665	—	1,202
Accretion of customer warrant	—	446	—	—	446	—	892
Net loss	—	—	—	—	—	(30,361)	(30,361)

Balance, December 31, 2013	—	$—	24,495,651	$24	$214,487	$(203,079)	$11,432
Exercise of stock options	—	—	642,152	1	2,817	—	2,818
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	—	—	15,613	—	(226)	—	(226)
Issuance of common stock for cashless exercise of warrant	—	—	455,521	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	5,588	—	5,588
Accretion of customer warrant	—	—	—	—	744	—	744
Net loss	—	—	—	—	—	(63,179)	(63,179)

Balance, December 31, 2014	—	$—	25,608,937	$26	$223,409	$(266,258)	$(42,823)
Exercise of stock options	—	—	656,043	—	4,229	—	4,229
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	—	—	111,826	—	(2,116)	—	(2,116)
Issuance of common stock and warrant, net of issuance costs	—	—	2,817,526	3	74,328	—	74,331
Stock-based compensation expense	—	—	—	—	10,454	—	10,454
Net loss	—	—	—	—	—	(62,084)	(62,084)

Balance, December 31, 2015	—	$—	29,194,332	$29	$310,304	$(328,342)	$(18,009)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(62,084)	$(63,179)	$(30,361)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	11,664	9,493	8,172
Stock-based compensation expense	10,454	5,588	1,202
Change in fair value and accretion of warrant	—	744	892
Interest accrual on financing obligation	7,092	3,624	1,768
Change in fair value of contingent consideration	—	—	(17)
Provision for doubtful accounts	22	—	(32)
Loss on disposal or impairment of property and equipment	18	25	65
Changes in operating assets and liabilities:
Accounts receivable, net	(7,800)	2,357	(10,264)
Accrued interest on short-term investments	205	162	—
Prepaid expenses and other current assets	(1,328)	833	(1,440)
Other non-current assets	1,380	824	—
Accounts payable	3,418	(199)	2,625
Accrued expenses	2,961	2,469	904
Accrued compensation and benefits	3,310	3,192	4,521
Deferred revenue	(1,189)	14,288	22,701
Other non-current liabilities	332	901	331

Net cash and cash equivalents (used in) provided by operating activities	(31,545)	(18,878)	1,067

Cash flows from investing activities
Purchases of short-term investments held to maturity	(68,185)	(12,959)	(13,168)
Proceeds from maturity of short-term investments held to maturity	32,667	20,830	—
Purchases of property and equipment	(14,727)	(9,824)	(8,918)
Proceeds from sale of property and equipment	—	—	9

Net cash and cash equivalents used in investing activities	(50,245)	(1,953)	(22,077)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	—	—	70,064
Draws on revolving line of credit	57,492	14,000	10,757
Payments on revolving line of credit	(44,903)	(2,100)	(5,000)
Proceeds from notes payable borrowing	—	—	1,465
Repayment of notes payable	—	—	(7,447)
Proceeds from exercises of stock options	4,229	2,817	699
Proceeds from issuance of common stock and warrant, net of issuance costs (Excluding IPO)	74,538	—	68
Payments of deferred financing costs and debt issuance costs	(566)	—	—
Remittance of taxes upon vesting of restricted stock units	(2,116)	(226)	—
Payments of contingent consideration	—	—	(311)
Payments on financing and capital lease obligations	(9,884)	(8,231)	(3,343)

Net cash and cash equivalents provided by financing activities	78,790	6,260	66,952

Net (decrease) increase in cash and cash equivalents	(3,000)	(14,571)	45,942
Cash and cash equivalents, beginning of year	51,074	65,645	19,703

Cash and cash equivalents, end of year	$48,074	$51,074	$65,645

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$1,489	$4,226	$524

Property and equipment purchased with financing and capital lease obligations	$914	$21,739	$5,440

Post contract support purchased with financing obligations	$272	$754	$3,872

Allocation of proceeds to deferred revenue from issuance of common stock based on relative selling price	$207	$—	$—

Supplemental disclosure of cash flow information
Income taxes paid	$18	$38	$169

Interest paid	$6,525	$2,449	$2,146

The accompanying notes are an integral part of the Consolidated Financial Statements

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Organization and Description of Business

Benefitfocus, Inc. (the “Company”) provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers and brokers under a software-as-a-service (“SaaS”) model. The financial statements of the Company include the financial position and operations of its wholly owned subsidiaries, Benefitfocus.com, Inc., Benefit Informatics, Inc. and BenefitStore, Inc. Benefit Informatics, Inc. was dissolved on December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

and accompanying notes. Such estimates include revenue recognition and the customer relationship period, allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, warrants, capitalizable software development costs and the related amortization, contingent consideration, stock-based compensation, the determination of the useful lives of assets and the recognition and impairment assessment of acquired intangibles and goodwill. Determination of these transactions and account balances are based on the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, the Company did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as the Company had historically performed these services to support the customers’ implementation of this solution. Revenue from implementation services with standalone value was $2,401 for the year ended December 31, 2015.

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

The change in the customer relationship period increased the amount of revenue recognized during the year ended December 31, 2015, which decreased both loss from continuing operations and net loss by $6,207, and decreased loss per share by $0.22 for the year ended December 31, 2015. As a result of the change in the customer relationship period, Employer and Carrier revenue increased by $1,137 and $5,070, respectively, for the year ended December 31, 2015.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Cash and Cash Equivalents

Cash and cash equivalents consist of bank checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

Marketable securities consist of short-term investments in corporate securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other expense, net in the consolidated statements of operations and comprehensive loss.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, North Carolina State Health Plan, represented 22.2% of the total accounts receivable at December 31, 2015. Accounts receivable from one customer, Aetna, represented 13.3% of the total accounts receivable at December 31, 2014.

No customer represented more than 10% of total revenue for the years ended December 31, 2015 and 2014.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

uncollectible. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $32 and $10 as of December 31, 2015 and 2014, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $2,553 and $1,653 as of December 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment, including capitalized software development costs, are stated at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is recognized over the estimated useful lives of the related assets using the straight-line method.

The estimated useful lives for significant property and equipment categories are generally as follows:

Computers and related equipment	3-5 years
Furniture and fixtures	7 years
Other equipment	5-12 years
Purchased software and licenses	1-7 years
Vehicles	5 years
Buildings	30 years
Leasehold improvements	Lesser of estimated useful life of asset or lease term

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis over the software’s estimated useful life which is three years. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Identifiable Intangible Assets

Identifiable intangible assets with finite lives are recorded at their fair values at the date of acquisition and are amortized on a straight-line basis over their respective estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The estimated remaining useful life used in computing amortization is 2.6 years.

Impairment of Long-Lived Assets and Goodwill

The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset might not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated. If such assets are not recoverable, the impairment to be recognized, if any, is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value (discounted cash flow) of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Financing Obligations

In its build-to-suit lease arrangements where the Company is involved in the construction of its buildings, the Company is deemed the owner for accounting purposes during the construction period. The Company records an asset for the amount of the total project costs in Property and Equipment, net and the related financing obligation in Financing and Capital Lease Obligations on the Consolidated Balance Sheet. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets that it owns for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and as interest expense.

Financing obligations also include liabilities for service agreements related to property and equipment under capital leases.

Sales Commissions

Sales commissions are expensed when the sales contract is executed by the customer.

Advertising

The Company expenses advertising costs as they are incurred. Direct advertising costs for 2015, 2014, and 2013 were $435, 394, and $265, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Stock-Based Employee Compensation

Stock-based employee compensation is measured based on the grant-date fair value of the awards and recognized in the Consolidated Statements of Operations and Comprehensive Loss over the period during which the award holder is required to perform services in exchange for the award, which is the vesting period. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. Compensation expense related to performance based restricted stock units, which are accounted for as equity awards, is recognized when it is probable that the performance measure will be met. Compensation costs related to restricted stock units (“RSUs”) is recorded based on the market price on the grant date. The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock in the periods preceding the IPO, the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of stock-based compensation expense requires the estimation of the number of options and RSUs that will ultimately vest and the number of options and RSUs that will ultimately be forfeited.

Income Taxes

The Company uses the asset and liability method for income tax accounting. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

In December 2015, the Company adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). This standard simplifies the presentation of the deferred tax assets and liabilities on the balance sheet and requires companies to classify all deferred tax assets and liabilities as noncurrent. The Company prospectively applied this standard which had no impact on the consolidated balance sheets.

Basic and Diluted Net Loss per Common Share

The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s redeemable convertible preferred stock were entitled to participate in distributions, when and if declared by the board of directors that are made to common stockholders, and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock awards and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2015, 2014, and 2013 basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40). ASU 2015-11 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the Company beginning January 1, 2017. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, with an option to early adopt. The adoption of this standard will not have an impact on the Company’s consolidated financial position.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2015	2014	2013
Redeemable convertible preferred stock:
Series A	—	—	—
Series B	—	—	—
Restricted stock units	1,017,450	720,370	97,700
Stock options	1,684,843	2,382,881	3,058,795
Warrant to purchase common stock	580,813	—	500,000

Total anti-dilutive common share equivalents	3,283,106	3,103,251	3,656,495

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(62,084)	$(63,179)	$(30,361)

Net loss attributable to common stockholders	$(62,084)	$(63,179)	$(30,361)

Denominator:
Weighted-average common shares outstanding, basic and diluted	28,344,680	25,207,099	10,144,243

Net loss per common share, basic and diluted	$(2.19)	$(2.51)	$(2.99)

4. Marketable Securities

Marketable securities consist of corporate bonds and are classified as held-to-maturity. Corporate bonds held in marketable securities had contractual maturities of between 1 and 11 months as of December 31, 2015. The following presents information about the Company’s marketable securities as of December 31:

	2015	2014
Aggregate cost basis and net carrying amount	$40,448	$5,135
Gross unrealized holding gains	1	—
Gross unrealized holding losses	(26)	(1)

Aggregate fair value determined by Level 2 inputs	$40,423	$5,134

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment had not been recognized in earnings as of December 31:

	2015	2014
Aggregate fair value of investments with unrealized losses (1)	$27,070	$5,134
Aggregate amount of unrealized losses	$(26)	$(1)

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of December 31, 2015 and 2014.

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,905	$—	$—	$46,905

Total assets	$46,905	$—	$—	$46,905

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$50,695	$—	$—	$50,695

Total assets	$50,695	$—	$—	$50,695

(1)	Money market funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6. Property and Equipment

Property and equipment consists of the following as of December 31:

	2015	2014
Buildings, leased	$29,291	$7,965
Computers and related equipment	24,505	18,871
Purchased software and licenses	23,354	20,392
Software developed	20,900	18,397
Furniture and fixtures	6,651	3,834
Leasehold improvements	4,101	3,334
Other equipment	2,117	2,009
Vehicles	111	111
Construction in progress	412	24,296

Total property and equipment, at cost	111,442	99,209

Accumulated depreciation and amortization	(56,405)	(45,188)

Property and equipment, net	$55,037	$54,021

Depreciation and amortization expense on property and equipment was $11,378, $9,188 and $7,849, for the years ended December 31, 2015, 2014 and 2013, respectively. Property and equipment at December 31, 2015 and 2014 includes fixed assets acquired under capital lease agreements of $9,131 and $8,569, respectively. Accumulated depreciation of assets under capital leases totaled $3,126 and $1,521 as of December 31, 2015 and 2014, respectively. Amortization of assets under capital leases is included in depreciation expense.

The Company capitalized software development costs of $2,503 and $2,215 for the years ended December 31, 2015 and 2014, respectively. Amortization of capitalized software development costs totaled $2,587, $2,257 and $2,618 during the years ended December 31, 2015, 2014 and 2013, respectively. The net book value of capitalized software development costs was $4,049 and $4,134 at December 31, 2015, and 2014, respectively.

7. Goodwill and Intangible Assets

The Company’s goodwill balance of $1,634 is solely attributable to the Employer reporting unit. The gross carrying amount and accumulated impairment losses were $3,304 and $(1,670), respectively, for the beginning and ending balances in all periods presented. There were no changes in the carrying amount of goodwill in the years ended December 31, 2015 and 2014.

Information regarding the Company’s acquisition-related intangible assets is as follows:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(240)	$—	—
Customer agreements	2,060	(1,395)	665	2.6
Non-compete agreements	126	(126)	—	—

Total	$2,426	$(1,761)	$665	2.6

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(212)	$28	0.6
Customer agreements	2,060	(1,137)	923	3.6
Non-compete agreements	126	(126)	—	—

Total	$2,426	$(1,475)	$951	3.5

Amortization expense of acquisition-related intangible assets for the years ended December 31, 2015, 2014 and 2013 was $286, $305 and $323, respectively. As of December 31, 2015, expected amortization expense for the intangible assets for each of the next five years and thereafter was as follows:

2015	$258
2016	257
2017	150
2018	—
2019	—

Total	$665

There were no impairments of intangible assets during the years ended December 31, 2015, 2014 and 2013.

8. Revolving Line of Credit

On August 27, 2013, the Company executed a loan and security agreement with Silicon Valley Bank for a revolving line of credit (“Revolver”) of up to $35,000 for working capital, to fund general business requirements, and to repay the indebtedness under its existing master credit facility and other senior secured promissory notes.

At the beginning of 2014, the borrowing limit under the Revolver increased from $15,000 to $35,000 in accordance with the terms of the agreement as amended on December 10, 2013. Borrowing capacity under the line of credit is subject to a borrowing base limit that is a function of the Company’s monthly recurring revenue as adjusted to reflect lost customer revenue during the previous quarter. Therefore, credit available under the line of credit may be less than the specified limit.

In 2013, the Company borrowed $5,757 under the Revolver, which it used to repay all of the amounts outstanding under its credit facility and promissory notes with a previous lender. In September 2013, the Company borrowed and repaid an additional $5,000 under the Revolver.

In 2014, the Company borrowed $14,000 under the Revolver, which was used to fund the general operations of the Company and repaid $2,100 under the Revolver

In February 2015, the Company replaced its Revolver with a senior revolving line of credit (“Senior Revolver”) with a syndicate of lenders led by Silicon Valley Bank. The Company borrowed

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

$18,246 under the Senior Revolver, of which $17,657 repaid the principal of the Revolver and $589 paid accrued interest, as well as administrative and legal fees related to the issuance of the Senior Revolver. Debt issuance fees of $591 were capitalized in the Company’s balance sheet and are amortized over the life of the Senior Revolver.

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

During 2015, the Company borrowed an aggregate of $39,246 under the Senior Revolver for general operating purposes and repaid an aggregate of $27,246. As of December 31, 2015, the amount outstanding under the Senior Revolver was $30,246 and the amount available to borrow was $29,754. The amount outstanding, which represents principal and currently bears interest at 4.50%, is due February 2018. No other principal amounts are due in any other year.

9. Commitment and Contingencies

Operating Lease Commitments

The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2016 and 2029. Some of the leases provide for renewal terms at the Company’s option. Certain future minimum lease payments due under these operating lease agreements contain free rent periods or escalating rent payment provisions. These leases generally do not contain purchase options. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.

In April 2015, the Company entered into an amendment to a 2012 office lease agreement for its facility in Tulsa, Oklahoma. Under the terms of the lease agreement, the Company has committed to extend its lease term to April 2016 with annual rent expense of $186.

In September 2014, the Company entered into an amendment to its operating lease for office space in Greenville, South Carolina. The amendment expands the space leased, extends the term of the lease for five years to February 2020, and grants the Company the right to extend the lease for five additional one-year periods. The amended lease contains a free-rent period and a provision for escalating rent payments. Accordingly, rent expense will be recognized on a straight-line basis over the lease term. Monthly lease payments under the amended lease began February 2015. Expenses under this lease will total approximately $95 per quarter.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Rent expense totaled $4,376, $4,099 and $2,517 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments are as follows:

Operating Leases
Year Ending December 31,
2016	$4,019
2017	3,980
2018	3,794
2019	3,890
2020	3,671
Thereafter	17,015

Total minimum lease payments	$36,369

Financing and Capital Lease Obligations

The Company has entered into various capital lease arrangements to obtain property and equipment for operations. Certain capital lease arrangements contain payments for support services which the Company records as financing obligations. These agreements range from 12 months to 3 years with interest rates ranging from 0% to 12.4%. The leases are secured by the underlying leased property and equipment.

In April 2014, the Company entered into a lease with a 3-year term for data processing equipment and software. The total payments under the lease are $3,779, including a down payment of $1,340 and aggregate monthly payments of $2,439. The lease provides for a bargain purchase option at the end of its 3 year term. As of December 31, 2015, capital lease obligations include amounts under this lease of $1,052.

Related to the April 2014 capital lease, the Company recorded a financing obligation for support services for data processing equipment. Total payments under this three-year arrangement are $629, including a down payment of $223 and aggregate monthly payments of $406. As of December 31, 2015 and 2014, financing obligations include $175 and $300 under this agreement, respectively.

During 2013, the Company entered into two leases with a term of 3 years each to finance data processing equipment and software. The total payments under these leases are $5,277. The Company accounts for these leases as capital leases as they meet the criteria for capitalization. As of December 31, 2015 and 2014, capital lease obligations include amounts under this lease of $1,116 and $2,803, respectively.

Related to a 2013 capital lease, the Company entered into a 3 year financing obligation for support services of data and processing equipment. The total payments under the arrangement are $4,039. The Company accounts for this arrangement as a financing obligation. As of December 31, 2015 and 2014, financing obligations include $995 and $2,287, respectively, under this agreement.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company entered into additional various leases with terms ranging from one year or less to three years to finance data processing equipment and software. The leases contain terms that either provide for the title to pass to the Company at the end of its term, or the lease term exceeds 75% of economic life of the asset, or the present value of the minimum lease payments exceeds 90% of the fair value of assets leased. The Company accounts for these arrangements as capital leases. Certain of these leases contain payments for support which are recorded in financing obligations. The total payments under these leases are $697. The leases are through September 30, 2018. As of December 31, 2015 and 2014, capital lease obligations include amounts under these leases of $574 and $135, respectively.

Financing obligations were $32,089 and $31,697, as of December 31, 2015 and 2014, respectively, and consist of obligations for build-to-suit lease arrangements, a software financing agreement and the support components of software financing arrangements. The aggregate amount of future minimum payments for financing obligations was $82,101 at December 31, 2015 which includes aggregate payments of $12,406 related to the headquarters building build-to-suit arrangement and $68,079 related to additional office space under a build-to-suit lease entered into in December 2013. Details of the build-to-suit lease arrangements are disclosed in Note 15.

Financing obligations are allocated as follows:

	As of December 31,
	2015	2014
Buildings, build-to-suit	$30,494	$8,873
Software support	1,595	2,700
Construction in progress, build-to-suit	—	20,124

Total financing obligations	$32,089	$31,697

Less: current portion	(1,577)	(1,720)

Financing obligations, net of current portion	$30,512	$29,977

Future minimum lease payments are as follows:

	Capital Leases	Financing Obligations
Year Ending December 31,
2016	$2,126	$7,313
2017	500	6,360
2018	178	6,471
2019	—	6,550
2020	—	6,747
Thereafter	—	48,660

Total minimum lease and financing obligation payments	2,804	82,101

Less: imputed interest	(62)
Less: current portion	(2,071)

Capital lease obligations, net of current portion	$671

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Contractual Commitments

In connection with a 2013 lease for office space, the Company entered into an option to lease space in two additional adjacent buildings. The option term is 36 months and requires the Company to incur costs annually prior to the exercise of the option in the amount of up to $466 per year. If the Company terminates the option or does not exercise the option prior to expiration it will incur termination fees pro-rated through the dates of termination or expiration. The maximum liability for termination fees is $757. The commitment for the lease and pro-rated termination fees is not accrued in the consolidated balance sheet of the Company. Had the Company terminated the options effective December 31, 2015, the liability for the termination fee would have been $517. The pro-rated commitment for the annual option expense is accrued in current liabilities in the balance sheet.

The Company also has $8,916 of non-cancellable contractual commitments as of December 31, 2015 related to the purchase of software and colocation services. These commitments are not accrued in the consolidated balance sheet of the Company.

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

10. Stock-Based Compensation

Employee Stock-based Compensation Plan

The Company maintains the Amended and Restated Benefitfocus.com, Inc. 2000 Stock Option Plan (the “2000 Plan”) and the Benefitfocus.com, Inc. 2012 Stock Plan, as amended (the “2012 Plan”), pursuant to which the Company has reserved 4,243,675 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, non-statutory stock options, stock bonuses, stock purchase rights, stock appreciation rights, and restricted stock units and awards. No new awards can be issued under the 2000 Plan after the effective date of the 2012 Plan. Outstanding awards under the 2000 Plan continue to be subject to the terms and conditions of the 2000 Plan. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date, were added to the reserves of the 2012 Plan. As of December 31, 2015, the Company had 1,541,382 shares allocated to the 2012 Plan, but not yet issued.

Stock options are granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant. The grant date value of restricted stock units is equal to the closing price of the Company’s stock on the date of grant, or, if not a trading day, the closing price of the previous trading day. Generally, the Company issues previously unissued shares for the exercise of stock options or exchange of restricted stock units; however, previously acquired shares may be reissued to satisfy future issuances. The options and restricted stock unit awards typically vest over a four-year period. The options expire 10 years from the grant date. Compensation expense for the fair value of the stock-based awards at their grant date is recognized ratably over the vesting period.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company has issued two types of awards under these plans: stock options and restricted stock units. Stock options were not issued in 2015 and 2014. The following table sets forth the number of awards outstanding for each award type is as follows:

	Outstanding at December 31,
Award type	2015	2014	2013
Stock options	1,684,843	2,382,881	3,058,795
Restricted stock units	1,017,450	720,370	97,700

Compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31:

	2015	2014	2013
Cost of revenue	$1,950	$986	$274
Sales and marketing	2,861	1,395	171
Research and development	2,399	1,376	255
General and administrative	3,244	1,831	502

	$10,454	$5,588	$1,202

The total compensation cost related to non-vested awards not yet recognized as of December 31, 2015 was $27,990 and will be recognized over a weighted-average period of approximately 2.85 years.

Restricted Stock Units

During 2015, the Company granted restricted stock units under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments generally over 4 years from the grant date. The fair value of the stock at the time of grant is amortized based on a straight-line basis over the vesting period.

In 2015, the Company issued performance restricted stock units for which vesting is contingent upon meeting various financial targets to support growth initiatives. These awards vest on December 31, 2017 if performance targets are achieved and are included in the table below. The actual number of shares issued upon vesting could range from 0% to 100%. As of December 31, 2015, there were 40,000 performance restricted stock units outstanding with a grant-date fair value of $39.69 per unit.

The summary of unvested restricted stock units is as follows:

	Restricted stock units	Weighted average grant date fair value
Unvested at December 31, 2014	720,370	$38.63
Granted	607,553	35.18
Forfeited	(140,338)	33.67
Vested	(170,135)	40.54

Unvested at December 31, 2015	1,017,450	$36.90

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of December 31, 2015, the number and intrinsic value of restricted stock units expected to vest was 908,143 and $33,047, respectively. The aggregate fair value of restricted stock units vested during the year ended December 31, 2015 and 2014 was $6,261 and $661, respectively. No restricted stock units vested during 2013.

Stock options

The following is a summary of the option activity for the year ended December 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2014	2,382,881	$7.39
Granted	—	—
Exercised	(656,043)	6.45
Forfeited	(36,532)	12.46
Expired	(5,463)	0.92
Outstanding balance at December 31, 2015	1,684,843	$7.66	3.1	$48,400

Exercisable at December 31, 2015	1,580,160	$7.41	2.8	$45,786

Vested and expected to vest at December 31, 2015	1,683,542	$7.66	3.1	$48,368

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2015, 2014, and 2013 was $18,873, $23,397 and $6,448, respectively.

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the per share fair value as a private company, risk-free interest rate, expected life, expected stock price volatility and dividend yield. Prior to the IPO, the Company was a private company with no active public market for its common stock. The Company has periodically determined for financial reporting purposes the estimated per share fair value of its common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation.” When determining the fair market value of its common stock, the Company considered what it believes to be comparable publicly traded companies, discounted free cash flows, and an analysis of its enterprise value. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. When the Company had a limited history of trading as a public company, therefore expected volatility was based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company’s history of not paying dividends.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the period indicated (no options granted in 2015 or 2014):

Year Ended December 31, 2013
Risk-free interest rate	1.0% - 1.7%
Expected term (years)	6.08
Expected volatility	52%
Expected dividend yield	0%
Weighted-average grant date fair value per share	$7.71

11. Stockholders’ Deficit

Preferred stock

Upon the closing of the IPO in September 2013, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into 16,496,860 shares of its $0.001 par value common stock. Subsequent to this conversion, the Company restated its certificate of incorporation and reduced number of authorized shares of preferred stock from 21,496,860 to 5,000,000. The Company’s preferred stock is undesignated.

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At December 31, 2015, the Company had reserved a total of 4,824,488 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	1,684,843
Restricted stock units	1,017,450
Possible future issuance under stock option plans	1,541,382
Warrant to purchase common stock	580,813

Total common shares reserved for future issuance	4,824,488

On February 24, 2015 and in conjunction with the amendment to the commercial contract described in Note 15, the Company entered into a Securities Purchase Agreement to sell shares of its common stock to Mercer, LLC (“Mercer”), a customer of the Company. Pursuant to the agreement, on the same date, the Company sold 2,817,526 shares of its common stock to Mercer for $26.50 per share or an aggregate of $74,664. At the same time, the Company also issued Mercer a warrant to purchase up to an additional 580,813 shares of its common stock for $26.50 per share at any time during the 30-month term of the warrant. The agreement, among other things, includes certain standstill provisions and prevents Mercer from disposing of its shares of Company common stock until the earlier of December 31, 2017, the expiration or termination of the Mercer Exchange Software as a Service Agreement, as amended between the Company and Mercer Health & Benefits, LLC, the date on which Mercer and its affiliates own less than 75% of the shares it purchased pursuant to the

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Securities Purchase Agreement, and the date on which Mercer and its affiliates own less than 5% of the outstanding common stock of the Company. The Company received all of the proceeds from this sale of shares and is using the proceeds for working capital and other general corporate purposes.

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

During 2009, in connection with a new five-year contract executed with a major customer, the Company issued a warrant to the customer for the right to purchase 500,000 shares of common stock at $5.48 per share. The warrant was issued from the incentive stock option pool of shares approved by the Company’s board of directors and had a term of 10 years. The customer was originally entitled to exercise the warrant in its entirety in 9.5 years. Earlier exercise rights for all or part of the warrants are triggered under certain conditions, the most relevant of which are, on or after the third anniversary date of the issuance date if an IPO has occurred and immediately prior to the closing of a defined Corporate Transaction. In the event the customer cancelled the contract prior to the end of the five-year term, one half of the warrants would have been forfeited. In March 2013, the Company made this warrant fully exercisable. In March 2014, the customer exercised the warrant through a cashless exercise in accordance with the warrant’s terms. The Company issued 455,521 shares to satisfy its obligation under the warrant.

The Company used an option pricing model to determine the fair value of the common stock warrant. Significant inputs included an estimate of the fair value of the Company’s common stock, the remaining contractual life of the warrant, an estimate of the probability and timing of a liquidity event, a risk-free rate of interest and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. The value of the exercisable portion of the warrant is not dependent on the customer’s fulfillment of the contract and was measured on the issuance date, with the total fair value at issuance being recognized as a reduction to revenue over the contract period on the straight line basis. The remaining half of the warrant that was dependent on contract fulfillment by the customer was re-measured each quarter, with the resulting increment or decrement in value recognized as a revenue reduction on the straight line basis beginning in the quarter of the revaluation through the end of the contract. The related reduction of revenue during the years ended December 31, 2014 and 2013 was $744 and $892, respectively. As of October 31, 2014, the fair value of the warrant had been fully recognized.

12. Employee Benefit Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan after one day of service and upon attainment of age 21, and may elect to defer an amount or percentage of their annual compensation up to amounts prescribed by law. The Company makes discretionary matching contributions to employee plan accounts. During each of the years ended December 31, 2015, 2014 and 2013, the Company matched 50% of the employees’ contribution, with the match limited to 3% of qualifying compensation. Employee vesting in matching company contributions occurs at a rate of 20% per year after achieving two years of service. Starting in 2014, employees vesting in

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

company contributions began after one year of service. During the years ended December 31, 2015, 2014, and 2013, employer matching contributions were $2,570, $2,083 and $1,339, respectively.

13. Income Taxes

The Company files income tax returns in the U.S. for federal and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years 2008 through 2014 as well as state income tax examinations for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax expense (benefit) for the years ended December 31:

	2015	2014	2013
Current:
Federal	$—	$—	$—
State and local	25	25	(31)

Total current expense (benefit)	$25	$25	$(31)

Deferred:
Federal	$—	$—	$—
State and local	—	—	—

Total deferred taxes	$—	$—	$—

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows for the years ended December 31:

	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal benefit	6.0%	4.8%	3.2%
Change in tax rates	1.7%	0.4%	0.4%
State tax credits	2.5%	0.4%	0.9%
Change in valuation allowance	(42.7%)	(39.3%)	(33.5%)
Uncertain tax positions	0.0%	0.0%	(0.9%)
Stock-based compensation	(0.2%)	(0.2%)	(0.9%)
Other permanent items	(0.7%)	(0.1%)	(0.4%)
Deferred true-up	(0.6%)	0.0%	(2.7%)

Income tax provision effective rate	0.0%	0.0%	0.1%

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The significant components of the Company’s deferred tax asset and liability were as follows as of December 31:

	2015	2014
Deferred tax assets relating to:
Net operating loss carryforwards	$41,605	$26,132
Deferred revenue	26,563	23,612
Commissions and incentive accrual	2,777	1,771
Deferred rent	962	816
State tax credits	4,727	3,195
Stock-based compensation	4,802	1,993
Compensation and other accruals	5,099	3,964

Total gross deferred tax assets	86,535	61,483
Deferred tax liabilities
Property and equipment and intangible assets	$(1,087)	$(2,514)

Total gross deferred tax liabilities	(1,087)	(2,514)

Deferred tax assets less liabilities	85,448	58,969
Less: valuation allowance	(85,448)	(58,969)

Net deferred tax asset (liability)	$—	$—

As of December 31, 2015 and 2014, the Company’s gross deferred tax was reduced by a valuation allowance of $85,448 and $58,969 respectively.

The valuation allowance increased by $26,479 and $24,547 during the years ended December 31, 2015 and 2014, respectively. The valuation allowance increase resulted primarily from changes in the deferred tax assets related to the net operating loss carryforwards and deferred revenue.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the future. In recognition of this risk, the Company has provided a full valuation allowance on the deferred tax assets relating to net operating loss carryforwards. The Company’s Federal and state net operating losses include $17,901 of excess tax benefits related to deductions from the exercise of nonqualified stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, $6,949 of benefits from these deductions will be recorded as adjustments to taxes payable and additional paid in capital.

Net operating loss carryforwards for federal income tax purposes were approximately $122,761 and $68,235 at December 31, 2015 and 2014, respectively. State net operating loss carryforwards were $126,570 and $61,583 at December 31, 2015 and 2014, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2034, if not utilized. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to historical and future ownership changes.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

South Carolina jobs tax credit and headquarters tax credit carryovers of $7,598 and $5,277 were available at December 31, 2015 and 2014, respectively. Headquarters credits are expected to be used to offset future state income tax license fees. The credits expire in various amounts during 2020 through 2028.

The Company follows FASB ASC 740-10 for accounting for unrecognized tax benefits. As of December 31, 2015, the Company had gross unrecognized tax benefits of $437.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31:

	2015	2014	2013
Balance at beginning of year	$437	$437	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions in prior years	—	—	437
Reductions for tax positions of prior years	—	—	—
Reductions for tax positions due to lapse of statute	—	—	—
Settlements	—	—	—

Balance at end of year	$437	$437	$437

At December 31, 2015 and 2014, none of the $437 liabilities for unrecognized tax benefits could impact the Company’s effective tax rate, if recognized. The Company does not expect the unrecognized tax benefits to change within the next twelve months.

The Company is subject to U.S. income taxes, as well as various taxes state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before the tax year ended December 31, 2012, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Segments are evaluated based on gross profit. The Company does not allocate interest income, interest expense or income tax expense by segment. Accordingly, the Company does not report such information. Additionally, Employer and Carrier segments share the majority of the Company’s assets. Therefore, no segment asset information is reported.

	Year Ended December 31,
	2015	2014	2013
Revenue from external customers by segment:
Employer	$94,842	$62,016	$40,656
Carrier	90,301	75,404	64,096

Total net revenue from external customers	$185,143	$137,420	$104,752

Depreciation and amortization by segment:
Employer	$6,024	$4,392	$3,035
Carrier	5,640	5,101	5,137

Total depreciation and amortization	$11,664	$9,493	$8,172

Gross profit by segment
Employer	$33,655	$16,186	$13,316
Carrier	48,637	33,764	29,025

Total gross profit by segment	$82,292	$49,950	$42,341

Substantially all assets were held and all revenue was generated in the United States during the years ended December 31, 2015, 2014 and 2013.

15. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The Company’s headquarters building and an additional building are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, is accounted for as an operating lease. The financing obligations have 15-year terms that started in 2006 and 2015. The operating lease has a 15-year term that started in 2009. The leases contain options to renew the leases for five additional years. The arrangements provide for 3.0% fixed annual rent increases.

During January 2015, the Company began to occupy office space constructed under the 15-year build-to-suit lease signed in December 2013. During the construction of the premises, the Company was deemed the “owner” for accounting purposes due to its extensive involvement in the construction process. Upon completion, the Company was also deemed the “owner” for accounting purposes due to its continuing involvement. As such, costs included in construction-in-progress for the building and related assets were recorded in “Property and equipment, net” and the related financing obligation remained recorded in the Company’s consolidated balance sheets.

In February 2013, the Company entered into an amendment to a 2009 operating lease agreement. Under terms of the agreement, the Company committed to rent additional space under the agreement. Payments for the additional space commenced in January 2014.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Furthermore, as disclosed in Note 9, payments for the December 2013 build-to-suit lease commenced in January 2015. In connection with this agreement, the Company has options to lease two additional office facilities from the leasing entity with which two of the Company’s directors, significant stockholders and executives are affiliated. The leasing entity meets the criteria to be a variable interest entity. The Company is not the primary beneficiary of the leasing entity, as the activities that are most significant to the leasing entity’s economic performance, consisting of financing, development, management, and sale of office facilities, are directed by another party. As such, the Company is not required to consolidate the entity as the primary beneficiary. The lease terms would not include a residual value guarantee, fixed-price purchase option, or similar feature that would obligate the Company to absorb decreases in value or would entitle the Company to participate in increases in the value of the office facilities. The Company has not and does not intend to provide financial or other support to the leasing entity. The Company’s maximum exposure, assuming the exercise of the options, would consist of carrying fees paid for the options, rent to be paid over the 15-year term of the leases, construction cost overruns, and operating expenses in excess of a certain threshold. The Company’s maximum exposure currently cannot be quantified.

Payments related to these agreements were $11,940, $5,634, and $3,729 for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts due to the related parties were $1,116 and $1,807 as of December 31, 2015 and 2014, respectively. Amounts due to the related parties were recorded in “Accrued Expenses” as of December 31, 2015 and $949 in “Accounts Payable” and $858 in “Accrued Expenses” as of December 31, 2014.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation companies that are owned and controlled by one of the Company’s significant stockholders and executives. Expenses related to these companies were $127, $438 and $345 for the years ended December 31, 2015, 2014 and 2013 respectively, and consist of air travel related to the operations of the business. No amounts were due to the related party as of December 31, 2015 and $44 were due as of December 31, 2014.

Related Party Revenues

As disclosed in Note 11, the Company entered into a Stock Purchase Agreement with Mercer, a customer, on February 24, 2015. As a result of this transaction, Mercer became a related party by virtue of beneficially owning more than 10% of the voting interest of the Company. At the same time, the Company entered into an amendment of its commercial contract with Mercer. The amendment to the commercial contract, among other things, expands certain terms and conditions of the existing relationship between the Company and Mercer and its affiliates. Revenue from Mercer was $8,147 for the year ended December 31, 2015 from the time they became a related party and was reflected in “Revenues,” within the accompanying statements of operations. The amounts due from Mercer were $2,082 as of December 31, 2015. The amount of deferred revenue associated with Mercer was $9,128 as of December 31, 2015 and was reflected in the balances of deferred revenue in the consolidated balance sheets.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

16. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended December 31, 2015 and 2014.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014 (b)	September 30, 2014	June 30, 2014	March 31, 2014
Consolidated Statements of Operations Data:
Revenue	$54,340	$45,426	$42,708	$42,669	$40,187	$34,200	$32,337	$30,696
Gross profit	23,857	19,161	19,068	20,206	16,335	10,845	11,300	11,470
Total operating expenses	34,482	33,953	35,468	32,663	28,241	28,607	28,711	23,294
Operating loss	(10,625)	(14,792)	(16,400)	(12,457)	(11,906)	(17,762)	(17,411)	(11,824)
Net loss	$(12,487)	$(16,664)	$(18,284)	$(14,649)	$(13,689)	$(18,888)	$(18,200)	$(12,402)
Net loss per common share (a)	$(0.43)	$(0.58)	$(0.64)	$(0.55)	$(0.54)	$(0.74)	$(0.72)	$(0.51)
Weighted-average common shares outstanding— basic and diluted	29,120,171	28,847,493	28,633,992	26,745,444	25,569,203	25,503,194	25,200,093	24,541,359

(a)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with per share amounts for the year.

(b)	During the fourth quarter of 2014, the Company recorded a cumulative adjustment to correct prior period errors that related to an overstatement of amortization of certain capitalized software costs. The impact of these items on the Company’s Consolidated Statement of Operations decreased cost of revenue, increased gross profit, and decreased loss from operations, loss before income taxes, and net loss by $628. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the current or prior period Consolidated Financial Statements.

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

17. Subsequent Events

Restricted Stock Units

During January 2016, the Company granted 31,233 restricted stock units to employees with an aggregate grant date fair value of $1,091. These restricted stock units generally vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Additionally, the Company granted 237,562 performance restricted stock units to management with an aggregate grant date fair value of $7,335. Vesting is contingent upon meeting various financial targets to support growth initiatives. These awards vest on December 31, 2017. The actual number of shares issued upon vesting could range from 0% to 100%.

Financing and Capital Leases Obligations

In January 2016, the Company entered into a financing agreement with a 2-year term for data processing equipment and software and support. The total payments under the agreement are $1,885, including a down payment of $356. Related to this agreement, the Company recorded property and equipment and other assets in the amount of $1,781.

Revolving Line of Credit

In January 2016, the Company repaid $25,000 that was previously borrowed under the Senior Revolver.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged To Expense	Additions Charged Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2015	$1,663	$22	$7,646	$(6,746)	$2,585
Year Ended December 31, 2014	$810	$94	$4,585	$(3,826)	$1,663
Year Ended December 31, 2013	$900	$(22)	$2,315	$(2,383)	$810

	Balance at Beginning of Period	Additions Charged To Costs and Expenses (1)	Deductions	Balance at End of Period
Deferred tax asset valuation allowance:
Year Ended December 31, 2015	$58,969	$26,479	$—	$85,448
Year Ended December 31, 2014	$34,422	$24,547	$—	$58,969
Year Ended December 31, 2013	$24,231	$10,191	$—	$34,422

(1)	Increase in valuation allowance is related to the generation of net operating losses and other deferred tax assets.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015.	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.8	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.9	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.10	Employment Agreement, dated November 16, 2011, by and between Benefitfocus.com, Inc. and Milton A. Alpern.#	S-1	333-190610	10.10	August 14, 2013

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.13	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.14	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.15	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.†	S-1	333-190610	10.15	August 14, 2013

10.16	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.17	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	10-K	—	10.20	February 27, 2015

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.18	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	10-K	—	10.21	February 27, 2015

10.19	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.20	Senior Secured Revolving Credit Facility, dated as of February 20, 2015, among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

10.21	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.22	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

Exhibit Number		Incorporated by Reference (Unless Otherwise Indicated)
	Exhibit Title	Form	File	Exhibit	Filing Date

10.23	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	—	—	—	Filed herewith

10.24	Separation, Release and Consulting Agreement, dated as of December 21, 2015, by and between Milton A. Alpern and Benefitfocus.com, Inc.#	—	—	—	Filed herewith

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.
†	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.