Form 10-Q
period 2016-03-31
Benefitfocus,Inc.
filed 2016-05-05
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, there were approximately 29,379,918 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$22,253	$48,074
Marketable securities	15,797	40,448
Accounts receivable, net	31,066	27,616
Accounts receivable, related party	2,216	2,082
Prepaid expenses and other current assets	6,775	5,725

Total current assets	78,107	123,945
Property and equipment, net	54,284	55,037
Intangible assets, net	601	665
Goodwill	1,634	1,634
Other non-current assets	1,345	838

Total assets	$135,971	$182,119

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,900	$7,953
Accrued expenses	12,188	10,449
Accrued compensation and benefits	15,380	20,684
Deferred revenue, current portion	33,411	37,858
Revolving line of credit, current portion	—	25,000
Financing and capital lease obligations, current portion	3,641	3,648

Total current liabilities	68,520	105,592

Deferred revenue, net of current portion	54,699	55,671
Revolving line of credit, net of current portion	5,246	5,246
Financing and capital lease obligations, net of current portion	31,812	31,183
Other non-current liabilities	2,361	2,436

Total liabilities	162,638	200,128

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 29,225,503 and 29,194,332 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	29	29
Additional paid-in capital	314,998	310,304
Accumulated deficit	(341,694)	(328,342)

Total stockholders’ deficit	(26,667)	(18,009)

Total liabilities and stockholders’ deficit	$135,971	$182,119

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$54,792	$42,669
Cost of revenue	29,297	22,463

Gross profit	25,495	20,206
Operating expenses:
Sales and marketing	13,574	15,475
Research and development	15,015	11,777
General and administrative	8,395	5,411

Total operating expenses	36,984	32,663

Loss from operations	(11,489)	(12,457)
Other income (expense):
Interest income	56	18
Interest expense on building lease financing obligations	(1,716)	(1,915)
Interest expense on other borrowings	(198)	(280)

Total other expense, net	(1,858)	(2,177)

Loss before income taxes	(13,347)	(14,634)
Income tax expense	5	15

Net loss	$(13,352)	$(14,649)

Comprehensive loss	$(13,352)	$(14,649)

Net loss per common share:
Basic and diluted	$(0.46)	$(0.55)

Weighted-average common shares outstanding:
Basic and diluted	29,213,198	26,745,444

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share data)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Par Value
Balance, December 31, 2015	29,194,332	$29	$310,304	$(328,342)	$(18,009)
Exercise of stock options	21,935	—	163	—	163
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	9,236	—	(202)	—	(202)
Stock-based compensation expense	—	—	4,733	—	4,733
Net loss	—	—	—	(13,352)	(13,352)

Balance, March 31, 2016	29,225,503	$29	$314,998	$(341,694)	$(26,667)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(13,352)	$(14,649)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,043	2,823
Stock-based compensation expense	4,733	1,836
Interest accrual on financing obligation	1,716	1,915
Provision for doubtful accounts	(22)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,562)	2,457
Accrued interest on short-term investments	130	80
Prepaid expenses and other current assets	(2)	(915)
Other non-current assets	(508)	421
Accounts payable	(3,911)	(295)
Accrued expenses	2,715	299
Accrued compensation and benefits	(5,304)	1,938
Deferred revenue	(5,419)	(2,170)
Other non-current liabilities	(75)	85

Net cash and cash equivalents used in operating activities	(19,818)	(6,175)

Cash flows from investing activities
Purchases of short-term investments held to maturity	(2,004)	(38,830)
Proceeds from maturity of short-term investments held to maturity	26,525	5,065
Purchases of property and equipment	(2,610)	(6,003)

Net cash and cash equivalents provided by (used in) investing activities	21,911	(39,768)

Cash flows from financing activities
Draws on revolving line of credit	—	22,492
Payments on revolving line of credit	(25,000)	(30,903)
Proceeds from exercises of stock options	163	379
Proceeds from issuance of common stock and warrant, net of issuance costs	—	74,538
Payments of deferred financing costs and debt issuance costs	—	(566)
Remittance of taxes upon vesting of restricted stock units	(202)	—
Payments on financing and capital lease obligations	(2,875)	(2,460)

Net cash and cash equivalents (used in) provided by financing activities	(27,914)	63,480

Net (decrease) increase in cash and cash equivalents	(25,821)	17,537
Cash and cash equivalents, beginning of period	48,074	51,074

Cash and cash equivalents, end of period	$22,253	$68,611

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$428	$708

Property and equipment purchased with financing and capital lease obligations	$733	$236

Post contract support purchased with financing obligations	$1,048	$—

Allocation of proceeds to deferred revenue from issuance of common stock based on relative selling price	$—	$207

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results for the full year or the results for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 25, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition and the customer relationship period, allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, warrants, capitalizable software development costs and the related amortization, stock-based compensation, the determination of the useful lives of assets and the recognition and impairment assessment of acquired intangibles and goodwill. Determination of these transactions and account balances are based on the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

Revenue and Deferred Revenue

The Company derives the majority of its revenue from software services, which consists primarily of monthly subscription fees paid by customers for access to and usage of the Company’s cloud-based benefits software solutions for a specified contract term. The Company also derives revenue from professional services which primarily includes fees related to the integration of customers’ systems with the Company’s platform, typically including discovery, configuration, deployment, testing, and training.

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

Effective July 1, 2015, the Company determined it had established standalone value for Benefitfocus Marketplace implementation services in the Employer segment as they could beginning then be sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed and the related software services have commenced. Prior to July 1, 2015, the Company did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as the Company had historically performed these services to support the customers’ implementation of this solution. Revenue from implementation services with standalone value was $274 for the three months ended March 31, 2016.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer, North Carolina State Health Plan, represented 15.7% and 22.2% of the total accounts receivable at March 31, 2016 and December 31, 2015, respectively. One customer, Aetna, represented 10.2% of total revenue for the three month period ended March 31, 2015. Mercer, a related party, represented 10.1% of total revenue for the three month period ended March 31, 2016. For more information regarding Mercer revenue, please see Note 11.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts will result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $10 and $32 as of March 31, 2016 and December 31, 2015, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $2,460 and $2,553 as of March 31, 2016 and December 31, 2015, respectively.

Capitalized Software Development Costs

The Company capitalizes certain costs related to its software developed or obtained for internal use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis to cost of revenue over the software’s estimated useful life which is three years. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

In the three months ended March 31, 2016 and 2015, the Company capitalized software development costs of $1,484 and $544, and amortized capitalized software development costs of $626 and $676, respectively. The net book value of capitalized software development costs was $4,907 and $4,049 at March 31, 2016 and December 31, 2015, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Accounting Standards Not Yet Adopted

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09: Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning January 1, 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company beginning January 1, 2019, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company adopted ASU 2015-05 as of January 1, 2016 on a prospective basis. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03: Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard as of January 1, 2016. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606), which amends the revenue recognition requirements in the FASB Accounting Standards Codification. This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This guidance will be effective for the Company beginning January 1, 2018, with an option to early adopt. The Company is currently evaluating the impact of this guidance on its consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). ASU 2015-11 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the Company beginning January 1, 2017. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2016	2015
Restricted stock units	1,277,677	684,948
Stock options	1,662,626	2,282,707
Warrant to purchase common stock	580,813	580,813

Total anti-dilutive common share equivalents	3,521,116	3,548,468

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(13,352)	$(14,649)

Net loss attributable to common stockholders	$(13,352)	$(14,649)

Denominator:
Weighted-average common shares outstanding, basic and diluted	29,213,198	26,745,444

Net loss per common share, basic and diluted	$(0.46)	$(0.55)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of March 31, 2016 and December 31, 2015.

	March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$19,796	$—	$—	$19,796

Total assets	$19,796	$—	$—	$19,796

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,905	$—	$—	$46,905

Total assets	$46,905	$—	$—	$46,905

(1)	Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of between 1 and 10 months as of March 31, 2016. The following presents information about the Company’s marketable securities as of:

	March 31, 2016	December 31, 2015
Aggregate cost basis and net carrying amount	$15,797	$40,448
Gross unrealized holding gains	3	1
Gross unrealized holding losses	(2)	(26)

Aggregate fair value determined by Level 2 inputs	$15,798	$40,423

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	March 31, 2016	December 31, 2015
Aggregate fair value of investments with unrealized losses (1)	$7,258	$27,070
Aggregate amount of unrealized losses	(2)	(26)

(1)	Investments have been in a continuous loss position for less than 12 months

6. Revolving Line of Credit

As of March 31, 2016 and December 31, 2015, the amount outstanding under this line of credit was $5,246 and $30,246, respectively. The amount available to borrow, adjusted by the borrowing base limit, was $54,754 and the interest rate was 4.5% as of March 31, 2016.

7. Stock-based Compensation

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

Additionally, the Company granted 237,562 performance restricted stock units to management with an aggregate grant date fair value of $7,335. Vesting is contingent upon meeting various financial targets to support growth initiatives through December 31, 2017. The actual number of shares issued upon vesting could range from 0% to 100% of the number granted.

During March 2016, the Company granted 26,376 performance restricted stock units to management with an aggregate grant date fair value of $875. The awards were granted in lieu of a portion of the target cash bonus that would otherwise be payable under the Company’s Management Incentive Bonus Program for the calendar year ended 2016. The awards vest upon achievement of annual financial targets for 2016. The actual number of shares issued upon vesting could range from 0% to 100% of the number granted.

8. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At March 31, 2016, the Company had reserved a total of 4,787,753 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	1,277,677
Restricted stock units	1,662,626
Available for future issuance under stock option plans	1,266,637
Warrant to purchase common stock	580,813

Total common shares reserved for future issuance	4,787,753

9. Income Taxes

The Company’s effective federal tax rate for the three months ended March 31, 2016 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

	Three Months Ended March 31,
	2016	2015
Revenue from external customers by segment:
Employer	$32,193	$20,898
Carrier	22,599	21,771

Total net revenue from external customers	$54,792	$42,669

Depreciation and amortization by segment:
Employer	$1,792	$1,342
Carrier	1,251	1,481

Total depreciation and amortization	$3,043	$2,823

Gross profit by segment:
Employer	$12,282	$8,554
Carrier	13,213	11,652

Total gross profit	$25,495	$20,206

11. Related Parties

Related Party Leasing Arrangements

The Company leases the buildings and office space on its Charleston, South Carolina campus from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The leasing arrangements have 15-year terms which started in 2006, 2009 and 2015. The Company has an option to renew the 2006 and 2009 arrangements for one five-year period and an option to renew the 2015 arrangement for up to five one-year periods. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $3,380 and $4,952 for the three months ended March 31, 2016 and 2015, respectively. Amounts due to the related parties were $872 and $1,116 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015 amounts due to the related parties were recorded in “Accrued expenses.”

Other Related Party Expenses

The Company utilizes the services of two companies that are owned and controlled by a Company director, significant stockholder, and executive. The companies provide private air transportation and construction project management services. Expenses related to these companies were $26 and $55 for the three months ended March 31, 2016 and 2015. No amounts were due to these companies as of March 31, 2016 and December 31, 2015.

Related Party Revenues

        Mercer became a related party when the Company sold it over 10% beneficial ownership of the Company’s outstanding common stock in February 2015. Revenue from Mercer was $5,546 for the three months ended March 31, 2016 and $1,114 for the three months ended March 31, 2015, from the time they became a related party and was reflected in “Revenues,” within the accompanying statements of operations. Revenue from Mercer was $13,552 for the year ended December 31, 2015, from the time they became a related party. The amounts due from Mercer were $2,216 and $2,082 as of March 31, 2016 and December 31, 2015, respectively. The amount of deferred revenue associated with Mercer was $8,332 and $9,128 as of March 31, 2016 and December 31, 2015, respectively, and was reflected in the balances of deferred revenue in the consolidated balance sheets.

12. Subsequent Events

Restricted Stock Units

During April 2016, the Company granted 425,183 restricted stock units to employees with an aggregate grant date fair value of $13,776. Generally, these restricted stock units vest in equal annual installments over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of restricted stock units in the period they vest, to the extent the compensation expense has been recognized.

In connection with hiring a Chief Financial Officer, the Company has committed to grant 130,329 restricted stock units and performance restricted stock units under terms similar to the respective awards already outstanding under the Company’s 2012 Stock Plan. The grant date fair value of the awards will be based on the intrinsic value of the Company’s common stock and will be determined on the service inception date which is July 1, 2016. The Company will begin recognizing expense for these awards starting July 1, 2016.

Common Stock

During April 2016, employees exercised stock options and restricted stock units vested resulting in the issuance of 154,415 shares.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

Overview

Benefitfocus provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers, and brokers. The Benefitfocus Platform simplifies how organizations and individuals shop for, enroll in, manage, and exchange benefits. Our employer and insurance carrier customers rely on our platform to manage, scale and exchange benefits. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and voluntary benefits plans, such as critical illness, supplemental income, and wellness programs. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform has grown.

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

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 89% of our total revenue during each of the three month periods ended March 31, 2016 and 2015.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 11% of our total revenue during each of the three month periods ended March 31, 2016 and 2015.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 741 as of March 31, 2016. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past five years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last six years, and expect our operating losses to continue for at least the next year. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

	As of March 31,
	2016	2015
Number of customers:
Large employer	741	568
Carrier	54	52

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

For the three month periods ending March 31, 2016 and 2015, our software services revenue retention rate exceeded 95%.

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

Our use of adjusted EBITDA as an analytical tool has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized might have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that would reduce the cash available to us; and

•	other companies, including in our industry, might calculate adjusted EBITDA or a similarly titled measure differently, which reduces their usefulness as comparative measures.

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

	Three Months Ended March 31,
	2016	2015
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(13,352)	$(14,649)
Depreciation	2,353	2,070
Amortization of software development costs	626	676
Amortization of acquired intangible assets	64	77
Interest income	(56)	(18)
Interest expense on building lease financing obligations	1,716	1,915
Interest expense on other borrowings	198	280
Income tax expense	5	15
Stock-based compensation expense	4,733	1,836

Total net adjustments	9,639	6,851

Adjusted EBITDA	$(3,713)	$(7,798)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Software services	$48,992	$37,753
Professional services	5,800	4,916

Total revenue	$54,792	$42,669

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

As of July 1, 2015, we determined that we had established standalone value for the implementation services for the Benefitfocus Marketplace solution in the Employer segment as they could beginning then be sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, we did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as we had historically performed these services to support our customers’ implementation of this solution. The incremental revenue from recognition of services upon delivery compared to recognition over the customer relationship period of 7 years was $0.3 million in the three months ended March 31, 2016.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire new associates in these areas in order to support our anticipated revenue growth. As a result, we expect our operating expenses to increase in aggregate dollars, but to decrease as a percentage of revenue as we achieve economies of scale.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we have held annually. We expect our sales and marketing expense to increase in absolute dollars in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

Research and development expense. Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for our research and development associates. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel, and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect our research and development expense to increase in absolute dollars, but decrease as a percentage of revenue as we achieve economies of scale.

General and administrative expense. General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in absolute terms as we incur costs associated with compliance with the Sarbanes-Oxley Act and other professional services expenses.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of fixed assets. Interest income represents interest received on our cash and cash equivalents and marketable securities. Interest expense consists primarily of the interest incurred on outstanding borrowings under our capital leases and financing obligations and credit facilities.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three month periods ended March 31, 2016 and 2015.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2016	2015
Revenue	$54,792	$42,669
Cost of revenue(1)	29,297	22,463

Gross profit	25,495	20,206
Operating expenses:
Sales and marketing(1)	13,574	15,475
Research and development(1)	15,015	11,777
General and administrative(1)	8,395	5,411

Total operating expenses	36,984	32,663

Loss from operations	(11,489)	(12,457)
Other income (expense):
Interest income	56	18
Interest expense on building lease financing obligations	(1,716)	(1,915)
Interest expense on other borrowings	(198)	(280)

Total other expense, net	(1,858)	(2,177)

Loss before income taxes	(13,347)	(14,634)
Income tax expense	5	15

Net loss	$(13,352)	$(14,649)

Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$548	$320
Sales and marketing	632	323
Research and development	1,468	439
General and administrative	2,085	754

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of revenue	53.5	52.6

Gross profit	46.5	47.4
Operating expenses:
Sales and marketing	24.8	36.3
Research and development	27.4	27.6
General and administrative	15.3	12.7

Total operating expenses	67.5	76.5

Loss from operations	(21.0)	(29.2)
Other income (expense):
Interest income	0.1	—
Interest expense on building lease financing obligations	(3.1)	(4.5)
Interest expense on other borrowings	(0.4)	(0.7)

Total other expense, net	(3.4)	(5.1)

Loss before income taxes	(24.4)	(34.3)
Income tax expense	—	—

Net loss	(24.4)%	(34.3)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue from external customers by segment:
Employer	$32,193	$20,898
Carrier	22,599	21,771

Total net revenue from external customers	$54,792	$42,669

Gross profit by segment:
Employer	$12,282	$8,554
Carrier	13,213	11,652

Total gross profit	$25,495	$20,206

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016		2015
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
		(in thousands)
Software services	$48,992	89.4%	$37,753	88.5%	$11,239	29.8%
Professional services	5,800	10.6	4,916	11.5	884	18.0

Total revenue	$54,792	100.0%	$42,669	100.0%	$12,123	28.4%

Growth in software services revenue was primarily attributable to the net addition of new customers, as the number of large employer and carrier customers increased to 795 as of March 31, 2016 from 620 as of March 31, 2015. The increase in professional services revenue of $0.9 million was in part attributable to establishment of standalone value for the Benefitfocus Marketplace implementation services in the Employer segment in July 2015, resulting in an increase in revenue of $0.3 million. The remaining increase of $0.6 million was related to additional products with existing customers.

Segment Revenue

	Three Months Ended March 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
		(in thousands)
Employer	$32,193	58.8%	$20,898	49.0%	$11,295	54.0%
Carrier	22,599	41.2	21,771	51.0	828	3.8

Total revenue	$54,792	100.0%	$42,669	100.0%	$12,123	28.4%

Growth in employer revenue was primarily attributable to a $11.2 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform and growth of existing customers as of March 31, 2016 as compared to March 31, 2015.

Growth in carrier revenue was primarily attributable to an increase of $0.8 million in our carrier professional services revenue driven primarily by an increase in professional services provided to existing carrier customers during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Cost of Revenue

	Three Months Ended March 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$29,297	53.5%	$22,463	52.6%	$6,834	30.4%

The increase in cost of revenue in absolute terms was primarily attributable to a $5.8 million increase in salaries and personnel-related costs and professional fees, including an increase in stock-based compensation of $0.2 million, of which $4.1 million was associated with increased client service capacity to support our growing number of customers and $1.7 million was associated with an increase in delivery costs and engineering costs. Additionally, we experienced an increase of $0.9 million in increased depreciation and amortization and other facilities costs related to additional infrastructure to support the growth in headcount.

Gross Profit

	Three Months Ended March 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$31,471	64.2%	$24,323	64.4%	$7,148	29.4%
Professional services	(5,976)	(103.0)	(4,117)	(83.7)	(1,859)	45.2

Gross profit	$25,495	46.5%	$20,206	47.4%	$5,289	26.2%

The increase in software services gross profit in absolute terms was driven by an $11.2 million, or 29.8%, increase in software services revenue. This increase was partially offset by a $4.1 million, or 30.5%, increase in software services cost of revenue. Software services cost of revenue included $0.3 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively, and $2.0 million of depreciation and amortization for each of the three months ended March 31, 2016 and 2015.

The increase in professional services gross loss was driven by a $0.9 million, or 18.0% increase in professional services revenue, offset by a $2.7 million, or 30.4%, increase in professional services cost of revenue. Professional services cost of revenue included $0.3 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. In addition, professional services cost of revenue included $0.4 million and $0.3 million in depreciation and amortization for the three months ended March 31, 2016 and 2015, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs.

Segment Gross Profit

	Three Months Ended March 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$12,282	38.2%	$8,554	40.9%	$3,728	43.6%
Carrier	13,213	58.5	11,652	53.5	1,561	13.4

Gross profit	$25,495	46.5%	$20,206	47.4%	$5,289	26.2%

Employer gross profit increased by $3.7 million, or 43.6%, between the three months ended March 31, 2016 and 2015. The $11.3 million, or 54.0% increase in employer revenue was partially offset by a $7.6 million, or 61.3% increase, in employer cost of revenue. The increase in cost of revenue is primarily attributable to an increase in associate headcount to provide support services to our expanding customer base and costs associated with providing implementation services, including salary and personnel related costs, which increased due to a higher number of new employer customer implementations. Our employer gross profit included $1.4 million and $1.0 million of depreciation and amortization for the three months ended March 31, 2016 and 2015, respectively. In addition, our employer gross profit included $0.4 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.

Carrier gross profit increased by $1.6 million, or 13.4%, between the three months ended March 31, 2016 and 2015 as carrier revenue increased $0.8 million, or 3.8%, and carrier cost of revenue slightly decreased by $(0.7) million, or (7.2)%. Our carrier gross profit included $1.0 million and $1.2 million in depreciation and amortization for the three months ended March 31, 2016 and 2015, respectively. In addition, our carrier gross profit included $0.2 million and $0.1 million of stock-based compensation expense for both the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended March 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$13,574	24.8%	$15,475	36.3%	$(1,901)	(12.3)%
Research and development	15,015	27.4	11,777	27.6	3,238	27.5
General and administrative	8,395	15.3	5,411	12.7	2,984	55.1

The decrease in sales and marketing expense was primarily attributable to a $1.3 million decrease in salaries and personnel-related costs due to a decrease in the number sales support and marketing associates and departure of the Chief Commercial Officer and a decrease in compensation associated with a large sales deal in 2015. This decrease includes an increase in stock-based compensation of $0.3 million. A further decrease of $0.5 million is associated with travel-related costs and other operating costs.

The increase in research and development expense in absolute terms was primarily attributable to a $2.6 million increase in salaries and personnel-related costs due to additional research and development headcount. Included in this increase is an increase in stock-based compensation of $1.0 million that is comprised of $0.5 million for the accrual of separation benefits related to the departure of the Chief Technology Officer and $0.5 million attributable to equity awards granted to new and existing research and development associates. Additionally, we experienced a $0.3 million increase in engineering consulting fees for assistance in product development and a $0.2 million increase in technology infrastructure costs.

The increase in general and administrative expense was primarily attributable to a $2.0 million increase in salaries and personnel-related costs due to additional general and administrative headcount and accrual of separation benefits related to the departure of the Chief Financial Officer. Included in this increase is an increase in stock-based compensation of $1.3 million comprised of $1.0 million attributable to equity awards granted to new and existing general and administrative associates and $0.3 million for the accrual of separation benefits related to the departure of the Chief Financial Officer. We also experienced a $0.6 million increase in consulting and professional fees primarily related to the implementation of our enterprise resource planning system which went live in January 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for those listed below, during the three months ended March 31, 2016 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $22.3 million and $15.8 million in marketable securities, $33.3 million in accounts receivables, net of allowances, and unused revolving line of credit of $54.8 million.

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

Financing and Capital Lease Obligations

In January 2016, we entered into a capital lease and financing obligation for data security equipment and software and support. The total payments agreement are $1,885, including a down payment of $356 and aggregate monthly payments of $1,529, which commenced in March 2016 for a term of 24 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash (used in) provided by:
Operating activities	$(19,818)	$(6,175)
Investing activities	21,911	(39,768)
Financing activities	(27,914)	63,480

Operating Activities

For the three months ended March 31, 2016 our operating activities used $(19.8) million of cash, as $9.5 million for non-cash adjustments were more than offset by $(15.9) million of cash used in changes in working capital and by a net loss of $(13.4) million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.0 million, accrual of interest on financing obligations of $1.7 million, and non-cash stock compensation expense of $4.7 million. The cash used in changes in working capital primarily consisted of an increase in accounts receivable of $3.6 million and a decrease in deferred revenue of $5.4 million, driven in part by the achievement of standalone value. The increase in accounts receivable was attributable to a delay in customer billing that occurred during the first quarter of 2016 related to the implementation of our new accounting system. The impact of this delay caused an increase in accounts receivable of approximately $6.0 million as of the end of the first quarter of 2016. Additional changes in working that used cash were comprised of decreases in accrued compensation and benefits of $5.3 million, a decrease in accounts payable of $3.9 million, and an increase in other non-current assets of $0.5 million. The decrease in accrued compensation and benefits is the result of a change in the timing of funding of our defined contribution plan and timing payroll payments. We have typically funded our defined contribution plan in the second quarter of each year. In 2016 we funded the plan in the first quarter of 2016 which resulted in a use of cash during the quarter in the amount of $2.6 million. Changes in timing of payment of payroll attributed to an additional use of cash in the amount $3.6 million. This was the result of switching to a payroll service in the third quarter of 2015. The April 1st payroll was withdrawn in the first quarter of 2016 compared 2015 when the April 1st payroll was paid in the second quarter. The decrease in accounts payable was primarily attributable to early vendor payments in the amount of $1.8 million that occurred in the first quarter of 2016 related to the implementation of our new accounting system.

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

Investing Activities

For the three months ended March 31, 2016 and 2015, net cash used in investing activities was $2.0 million and $38.8 million, respectively, for the purchase of short-term investments held to maturity and $2.6 million and $6.0 million, respectively, for the purchase of property and equipment. Additionally, during the three months ended March 31, 2016 and 2015, the maturity of short-term investments held to maturity provided $26.5 million and $5.1 million, respectively.

Financing Activities

For the three months ended March 31, 2016, net cash used by financing activities was $(27.9) million, consisting primarily of payments on the revolving line of credit of $25.0 million, payments of $2.9 million of financing and capital lease obligations, payments of $0.2 million for the remittance of taxes upon the vesting of restricted stock units. These were offset by $0.2 million from stock option exercises.

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

Commitments

In March 2016, we amended our office lease in Jenks, Oklahoma to extend the term one year starting on May 1, 2016. Expenses related to this lease total $49,000 per quarter.

In February 2015, we replaced our then existing revolving line of credit with a senior revolving line of credit involving a syndicate of lenders led by Silicon Valley Bank (as amended in March 2016, the “Senior Revolver”). The three-year Senior Revolver has a borrowing limit of $60.0 million. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the $60.0 million borrowing limit. The outstanding indebtedness under our previous line of credit was repaid with proceeds from the Senior Revolver. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09: Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning January 1, 2017, but early adoption is permitted. We are currently evaluating the impact of this update on our results of operations.

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for us beginning January 1, 2019, but early adoption is permitted. We are currently evaluating the impact of this update on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606), which amends the revenue recognition requirements in the FASB Accounting Standards Codification. This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. We have not yet determined which method it will apply. This guidance will be effective for us beginning January 1, 2018, with an option to early adopt. We are currently evaluating the impact of this guidance on our consolidated financial position and results of operations.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the Senior Revolver, which are subject to a variable interest rate. At March 31, 2016, we had borrowings under the Senior Revolver of $5.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $52,000 change in our annual interest expense on our outstanding borrowings at March 31, 2016. Any debt we incur in the future may also bear interest at variable rates.

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

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Shawn A. Jenkins, our Chief Executive Officer (principal executive officer), and Raymond A. August, our President and Chief Operating Officer (principal financial and accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of March 31, 2016 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2016.

(b)	Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, we implemented a new enterprise resource planning, or ERP, system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. During the implementation, we maintained our internal control design and continued to achieve key financial reporting assertions. As noted under “Liquidity and capital resources” in Part I—Item 2 “Management’s discussion and analysis of financial condition and results of operations,” the implementation did have an impact on accounts receivable and cash flow from operations that management believes was short term in nature. Other than the ERP implementation, during the quarter ended March 31, 2016, there was no change in internal control over financial reporting that occurred with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $62.1 million, $63.2 million, and $30.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, and net losses of $13.4 million and $14.6 million for the three months ended March 31, 2016 and 2015, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, services, and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in 2015 three of our executive officers announced they were leaving the Company or transitioned into different roles, and in 2016 we hired a new Chief Technology Officer and a new Chief Financial Officer. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense certain stock awards might discourage us from granting the size or type of stock awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. For example, New York recently completed a tax audit of our Company and, while we settled for amounts within our sales tax reserve, other states might audit us in the future. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have three U.S., two Chinese, one Japanese, one Hong Kong and one Australian patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

Violations of the Privacy Standards and Security Standards might result in civil and criminal penalties, and ARRA increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. For example, ARRA authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of Privacy Standards and Security Standards that threaten the privacy of state residents. Moreover, the U.S. Department of Health and Human Services’ Office for Civil Rights (“OCR”) recently launched a formal HIPAA audit program. The audits are intended to assess compliance with HIPAA by both Covered Entities and Business Associates and will be conducted by OCR with assistance from a third party vendor. Issues identified during the audits may result in agency-imposed corrective action plans or civil monetary penalties.

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

The Goldman Sachs Group, affiliates of which owned approximately 21.4% of the voting and economic interest in our business at March 31, 2016, is regulated as a bank holding company and a financial holding company under the BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

As a controlled non-bank subsidiary of The Goldman Sachs Group, we are restricted from engaging in activities that are not permissible under the BHC Act, or the rules and regulations promulgated thereunder. Permitted activities for a bank holding company or any controlled non-bank subsidiary generally include activities that the Federal Reserve has previously determined to be closely related to banking, financial in nature or incidental or complementary to financial activities, including data processing services such as those that we provide with our software solutions. Restrictions placed on The Goldman Sachs Group as a result of supervisory or enforcement actions under the BHC Act or otherwise may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. Further, as a result of being subject to regulation and supervision by the Federal Reserve, we may be required to obtain the prior approval of the Federal Reserve before engaging in certain new activities or businesses, whether organically or by acquisition. The Federal Reserve could exercise its power to restrict us from engaging in any activity that, in the Federal Reserve’s opinion, is unauthorized or constitutes an unsafe or unsound business practice. To the extent that these regulations impose limitations on our business, we could be at a competitive disadvantage because some of our competitors are not subject to these limitations.

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

As a non-bank subsidiary of a bank holding company, we are subject to examination by the Federal Reserve and required to provide information and reports for use by the Federal Reserve under the BHC Act. In addition, we may be subject to regulatory oversight and examination because we are a technology service provider to regulated financial institutions. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. Further, the Dodd-Frank Act, including Title VI thereunder known as the “Volcker Rule”, and related financial regulatory reform call for the issuance of numerous regulations designed to increase and strengthen the regulation of bank holding companies, including The Goldman Sachs Group and its affiliates. The Volker Rule, in relevant part, restricts banking entities from proprietary trading (subject to certain exemptions) and from acquiring or retaining any equity, partnership or other interests in, or sponsoring, a private equity fund, subject to satisfying certain conditions, and from engaging in certain transactions with funds.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through March 31, 2016, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of March 31, 2016, we had an aggregate of 29,225,503 shares of common stock outstanding. As of March 31, 2016, there also were outstanding options, restricted stock units and warrants to purchase 4,787,753 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144.

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

On March 24, 2016, our board of directors adopted and recommended for stockholder approval the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan (“ESPP”) pursuant to which 150,000 shares of the Company’s common stock would be made available for purchase by our employees (and employees of any of our subsidiaries) who meet certain basic criteria. If a large number of these shares are later sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of March 31, 2016, our directors, executive officers, and their affiliated entities beneficially owned approximately 45.4% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 21.4%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of March 31, 2016, these stockholders collectively beneficially owned approximately 44.8% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

We are no longer a “controlled company” within the meaning of the NASDAQ Stock Market listing rules, and may not be able to take advantage of exemptions from certain corporate governance requirements.

Under the NASDAQ Stock Market listing rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including, among others, that its nominating and corporate governance committee consists entirely of independent directors. While we previously relied on the “controlled company” exemption, as a result of our registered secondary public offering in August 2015, less than 50% of the voting power of our outstanding common stock is beneficially owned by a group of our significant stockholders consisting of Oak Investment Partners XII, L.P., the Goldman Funds, and Messrs. Holland and Jenkins. Currently, our nominating and corporate governance committee does not consist entirely of independent directors. Under the NASDAQ Stock Market listing rules, a company has one year from the time it is no longer a “controlled company” to transition its nominating and corporate governance committee to be fully independent. Accordingly, during this transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market’s corporate governance requirements.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.25	Third Amendment Agreement among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., as the borrowers, Silicon Valley Bank, a lender and the administrative agent and collateral agent, and several other lenders party thereto, dated March 24, 2016.	8-K	—	10.26	March 29, 2016

10.26	Employment Agreement dated April 24, 2016, by and between Benefitfocus.com, Inc. and Dennis B. Story.#	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer (principal executive officer) and President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016

Benefitfocus, Inc.

By:	/s/ Raymond A. August
Raymond A. August,
President and Chief Operating Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.25	Third Amendment Agreement among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., as the borrowers, Silicon Valley Bank, a lender and the administrative agent and collateral agent, and several other lenders party thereto, dated March 24, 2016.	8-K	—	10.26	March 29, 2016

10.26	Employment Agreement dated April 24, 2016, by and between Benefitfocus.com, Inc. and Dennis B. Story.#	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer (principal executive officer) and President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.