Form 10-Q
period 2016-06-30
Benefitfocus,Inc.
filed 2016-08-04
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016, there were approximately 29,652,487 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$56,929	$48,074
Marketable securities	11,069	40,448
Accounts receivable, net	28,440	27,616
Accounts receivable, related party	2,862	2,082
Prepaid expenses and other current assets	6,147	5,725
Total current assets	105,447	123,945
Property and equipment, net	55,763	55,037
Intangible assets, net	536	665
Goodwill	1,634	1,634
Other non-current assets	1,377	838
Total assets	$164,757	$182,119
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,445	$7,953
Accrued expenses	10,269	10,449
Accrued compensation and benefits	17,488	20,684
Deferred revenue, current portion	33,530	37,858
Revolving line of credit, current portion	34,000	25,000
Financing and capital lease obligations, current portion	2,885	3,648
Total current liabilities	105,617	105,592
Deferred revenue, net of current portion	50,067	55,671
Revolving line of credit, net of current portion	5,246	5,246
Financing and capital lease obligations, net of current portion	33,095	31,183
Other non-current liabilities	2,523	2,436
Total liabilities	196,548	200,128
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.001, 50,000,000 shares authorized, 29,588,841 and 29,194,332 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	30	29
Additional paid-in capital	320,877	310,304
Accumulated deficit	(352,698)	(328,342)
Total stockholders' deficit	(31,791)	(18,009)
Total liabilities and stockholders' deficit	$164,757	$182,119

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$57,874	$42,708	$112,666	$85,377
Cost of revenue	29,750	23,640	59,047	46,103
Gross profit	28,124	19,068	53,619	39,274
Operating expenses:
Sales and marketing	14,761	15,804	28,335	31,279
Research and development	14,180	13,271	29,195	25,048
General and administrative	8,274	6,393	16,669	11,804
Total operating expenses	37,215	35,468	74,199	68,131
Loss from operations	(9,091)	(16,400)	(20,580)	(28,857)
Other income (expense):
Interest income	36	56	92	74
Interest expense on building lease financing obligations	(1,710)	(1,730)	(3,426)	(3,644)
Interest expense on other borrowings	(231)	(210)	(429)	(490)
Other (expense) income	(3)	5	(3)	4
Total other expense, net	(1,908)	(1,879)	(3,766)	(4,056)
Loss before income taxes	(10,999)	(18,279)	(24,346)	(32,913)
Income tax expense	5	5	10	20
Net loss	$(11,004)	$(18,284)	$(24,356)	$(32,933)
Comprehensive loss	$(11,004)	$(18,284)	$(24,356)	$(32,933)
Net loss per common share:
Basic and diluted	$(0.37)	$(0.64)	$(0.83)	$(1.19)
Weighted-average common shares outstanding:
Basic and diluted	29,459,341	28,633,992	29,336,270	27,694,935

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2015	29,194,332	$29	$310,304	$(328,342)	$(18,009)
Exercise of stock options	214,219	1	1,592	—	1,593
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	180,290	—	(202)	—	(202)
Stock-based compensation expense	—	—	9,183	—	9,183
Net loss	—	—	—	(24,356)	(24,356)
Balance, June 30, 2016	29,588,841	$30	$320,877	$(352,698)	$(31,791)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(24,356)	$(32,933)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	6,310	5,726
Stock-based compensation expense	9,183	4,617
Interest accrual on financing obligation	3,426	3,644
Loss on disposal or impairment of property and equipment	7	8
Provision for doubtful accounts	(22)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,582)	(614)
Accrued interest on short-term investments	158	88
Prepaid expenses and other current assets	(72)	(1,523)
Other non-current assets	291	711
Accounts payable	(1,279)	1,427
Accrued expenses	741	648
Accrued compensation and benefits	(3,196)	1,868
Deferred revenue	(9,932)	(495)
Other non-current liabilities	87	189
Net cash and cash equivalents used in operating activities	(20,236)	(16,639)
Cash flows from investing activities
Purchases of short-term investments held to maturity	(2,004)	(51,111)
Proceeds from maturity of short-term investments held to maturity	31,225	8,067
Purchases of property and equipment	(4,964)	(8,054)
Net cash and cash equivalents provided by (used in) investing activities	24,257	(51,098)
Cash flows from financing activities
Draws on revolving line of credit	34,000	22,492
Payments on revolving line of credit	(25,000)	(34,903)
Proceeds from exercises of stock options	1,593	1,318
Proceeds from issuance of common stock and warrant, net of issuance costs	—	74,538
Payment of deferred financing costs and debt issuance costs	—	(566)
Remittance of taxes upon vesting of restricted stock units	(202)	(874)
Payments on financing and capital lease obligations	(5,557)	(4,918)
Net cash and cash equivalents provided by financing activities	4,834	57,087
Net increase (decrease) in cash and cash equivalents	8,855	(10,650)
Cash and cash equivalents, beginning of period	48,074	51,074
Cash and cash equivalents, end of period	$56,929	$40,424

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$1,397	$1,558
Property and equipment purchased with financing and capital lease obligations	$2,099	$236
Post contract support purchased with financing obligations	$1,182	$—
Allocation of proceeds to deferred revenue from issuance of common stock based on relative selling price	$—	$207

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 25, 2016.

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

Revenue and Deferred Revenue

The Company derives the majority of its revenue from software services, which consist primarily of monthly subscription fees paid by customers for access to and usage of the Company’s cloud-based benefits software solutions for a specified contract term. The Company also derives revenue from professional services, which primarily includes fees related to the integration of customers’ systems with the Company’s platform, typically including discovery, configuration, deployment, testing, and training.

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

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE is not available, third-party evidence (“TPE”) is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of the Company’s deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, the arrangement consideration is allocated to the separate units of accounting based on the Company’s best estimate of selling price. The amount of arrangement consideration allocated is limited by contingent revenues, if any.

Effective July 1, 2015, the Company determined it had established standalone value for Benefitfocus Marketplace implementation services in the Employer segment because beginning then they could be sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed and the related software services have commenced. Prior to July 1, 2015, the Company did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as the Company had historically performed these services to support the customers’ implementation of this solution. Revenue from implementation services with standalone value was $368 and $642 for the three and six month periods ended June 30, 2016, respectively.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. One customer, North Carolina State Health Plan, represented 22.2% of the total accounts receivable at December 31, 2015 and represented 10.4% of the total revenue for the three-month period ended June 30, 2016. Another customer, Aetna, represented 10.0% of total revenue for the three- and six-month periods ended June 30, 2015. Mercer, a related party, represented 11.6% and 10.9% of total revenue for the three- and six-month periods ended June 30, 2016, respectively. For more information regarding Mercer revenue, please see Note 11.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, if bad debts are higher than expected future write-offs will be greater than the Company’s estimates. The allowance for doubtful accounts was $10 and $32 as of June 30, 2016 and December 31, 2015, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $2,782 and $2,553 as of June 30, 2016 and December 31, 2015, respectively.

Capitalized Software Development Costs

The Company capitalizes certain costs related to its software developed or obtained for internal use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred during the application development stage, including upgrades and enhancements representing modifications that will result in significant additional functionality, are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized costs are recorded as part of property and equipment and are amortized on a straight-line basis to cost of revenue over the software’s estimated useful life, which is three years. The Company evaluates these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

In the three months ended June 30, 2016 and 2015, the Company capitalized software development costs of $1,501 and $506, respectively, and amortized capitalized software development costs of $693 and $671, respectively. In the six months ended June 30, 2016 and 2015, respectively, the Company capitalized software development costs of $2,985 and $1,051, and amortized capitalized software development costs of $1,319 and $1,347, respectively. The net book value of capitalized software development costs was $5,715 and $4,049 at June 30, 2016 and December 31, 2015, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09: Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning January 1, 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company adopted ASU 2015-05 as of January 1, 2016 on a prospective basis. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606), which amends the revenue recognition requirements in the FASB Accounting Standards Codification, and various clarifying updates. This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. The Company has not yet determined which method it will apply. This guidance will be effective for the Company beginning January 1, 2018, with an option to early adopt. The Company is currently evaluating the impact of this guidance on its consolidated financial position and results of operations.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2016	2015	2016	2015
Restricted stock units	1,474,403	998,889	1,474,403	998,889
Stock options	1,458,140	2,134,685	1,458,140	2,134,685
Warrant to purchase common stock	580,813	580,813	580,813	580,813
Total anti-dilutive common share equivalents	3,513,356	3,714,387	3,513,356	3,714,387

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(11,004)	$(18,284)	$(24,356)	$(32,933)
Net loss attributable to common stockholders	$(11,004)	$(18,284)	$(24,356)	$(32,933)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,459,341	28,633,992	29,336,270	27,694,935
Net loss per common share, basic and diluted	$(0.37)	$(0.64)	$(0.83)	$(1.19)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of June 30, 2016 and December 31, 2015.

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$53,626	$—	$—	$53,626
Total assets	$53,626	$—	$—	$53,626

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,905	$—	$—	$46,905
Total assets	$46,905	$—	$—	$46,905

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of between 1 and 7 months as of June 30, 2016. The following presents information about the Company’s marketable securities as of:

	June 30, 2016	December 31, 2015
Aggregate cost basis and net carrying amount	$11,069	$40,448
Gross unrealized holding gains	6	1
Gross unrealized holding losses	-	(26)
Aggregate fair value determined by Level 2 inputs	$11,075	$40,423

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	June 30, 2016	December 31, 2015
Aggregate fair value of investments with unrealized losses (1)	$2,025	$27,070
Aggregate amount of unrealized losses	-	(26)

(1)	Investments have been in a continuous loss position for less than 12 months.

6. Revolving Line of Credit

As of June 30, 2016 and December 31, 2015, the amount outstanding under the Company’s revolving line of credit was $39,246 and $30,246, respectively.  The amount available to borrow, adjusted by the borrowing base limit, was $20,754 and the interest rate was 4.5% as of June 30, 2016.

In January 2016, the Company repaid $25,000 of the amount outstanding under this line of credit.  In June 2016, the Company borrowed $34,000 for general operating purposes.

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

During the six months ended June 30, 2016, the Company granted 242,331 performance restricted stock units to management with an aggregate grant date fair value of $7,490. Vesting is contingent upon meeting various financial targets to support growth initiatives through December 31, 2017. The actual number of shares issued upon vesting could range from 0% to 100% of the number granted.

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

At the Company’s annual stockholder meeting held in June 2016, the Company’s stockholders approved the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan (“ESPP”) pursuant to which 150,000 shares of the Company’s common stock is available for purchase by its employees (and employees of its subsidiaries) who meet certain criteria. The Company’s board of directors approved the ESPP in March 2016. Under the ESPP, eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice yearly on or about January 1 and July 1 and exercisable on or about the succeeding June 30 and December 31, respectively, of each year. Shares are purchased at purchase prices equal to 95% of the fair market value of the Company’s common stock at the purchase date. No participant may purchase more than $12,500 worth of the Company’s common stock in a six-month offering period. The ESPP's initial purchase period began in July 2016. Accordingly, no shares of the Company common stock had been purchased or distributed pursuant to the ESPP as of June 30, 2016.

At June 30, 2016, the Company had reserved a total of 4,574,415 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	1,458,140
Restricted stock units	1,474,403
Available for future issuance under stock option plans	911,059
Available for future issuance under employee stock purchase plan	150,000
Warrant to purchase common stock	580,813
Total common shares reserved for future issuance	4,574,415

9. Income Taxes

The Company’s effective federal tax rate for the three and six months ended June 30, 2016 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from external customers by segment:
Employer	$36,261	$20,779	$68,454	$41,677
Carrier	21,613	21,929	44,212	43,700
Total net revenue from external customers	$57,874	$42,708	$112,666	$85,377
Depreciation and amortization by segment:
Employer	$1,975	$1,450	$3,767	$2,792
Carrier	1,292	1,453	2,543	2,934
Total depreciation and amortization	$3,267	$2,903	$6,310	$5,726
Gross profit by segment:
Employer	$15,269	$7,571	$27,551	$16,125
Carrier	12,855	11,497	26,068	23,149
Total gross profit	$28,124	$19,068	$53,619	$39,274

11. Related Parties

Related Party Leasing Arrangements

The Company leases the buildings and office space on its Charleston, South Carolina campus from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The leasing arrangements have 15-year terms which started in 2006, 2009 and 2015. The Company has an option to renew the 2006 and 2009 arrangements for one five-year period and an option to renew the 2015 arrangement for up to five one-year periods. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,286 and $2,220 for the three months ended June 30, 2016 and 2015, respectively and $5,666 and $7,172 for the six months ended June 30, 2016 and 2015, respectively. Amounts due to the related parties were $1,262 and $1,116 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015 amounts due to the related parties were recorded in “Accrued expenses.”

Other Related Party Expenses

The Company utilizes the services of three companies that are owned and controlled by a Company director, significant stockholder, and executive. The companies provide private air transportation and construction project management services. Expenses related to these companies were $11 and $28 for the three months ended June 30, 2016 and 2015 and $37 and $82 for the six months ended June 30, 2016 and 2015, respectively. No amounts were due to these companies as of June 30, 2016 and December 31, 2015.

Related Party Revenues

Mercer became a related party when the Company sold it over 10% beneficial ownership of the Company’s outstanding common stock in February 2015. Revenue from Mercer was $6,712 and $3,501 for the three months ended June 30, 2016 and 2015, respectively and $12,258 and $4,615 for the six months ended June 30, 2016 and 2015, respectively, from the time they became a related party and was reflected in “Revenues,” within the accompanying statements of operations. The amounts due from Mercer were $2,862 and $2,082 as of June 30, 2016 and December 31, 2015, respectively. The amount of deferred revenue associated with Mercer was $7,863 and $9,128 as of June 30, 2016 and December 31, 2015, respectively, and was reflected in the balances of deferred revenue in the consolidated balance sheets.

12. Subsequent Events

Restricted Stock Units

During July 2016, the Company granted 31,391 restricted stock units to employees with an aggregate grant date fair value of $1,181. Generally, these restricted stock units vest in equal annual installments over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of restricted stock units in the period they vest, to the extent the compensation expense has been recognized.

Common Stock

During July 2016, employees exercised stock options and restricted stock units vested resulting in the issuance of 63,646 shares.

Revolving Line of Credit

In July 2016, the Company repaid $34,000 under its revolving line of credit.

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

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 88% and 89% of our total revenue during the three months ended June 30, 2016 and 2015, respectively and 89% and 89% of our total revenue during the six months ended June 30, 2016 and 2015, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 12% and 11% of our total revenue during the three months ended June 30, 2016 and 2015, respectively and 11% and 11% of our total revenue during the six months ended June 30, 2016 and 2015, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 803 as of June 30, 2016. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

	As of June 30,
	2016	2015
Number of customers:
Large employer	803	662
Carrier	53	52

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

For the three- and six-month periods ending June 30, 2016 and 2015, our software services revenue retention rate exceeded 95%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(11,004)	$(18,284)	$(24,356)	$(32,933)
Depreciation	2,509	2,156	4,862	4,226
Amortization of software development costs	693	671	1,319	1,347
Amortization of acquired intangible assets	65	76	129	153
Interest income	(36)	(56)	(92)	(74)
Interest expense on building lease financing obligations	1,710	1,730	3,426	3,644
Interest expense on other borrowings	231	210	429	490
Income tax expense	5	5	10	20
Stock-based compensation expense	4,450	2,781	9,183	4,617
Total net adjustments	9,627	7,573	19,266	14,423
Adjusted EBITDA	$(1,377)	$(10,711)	$(5,090)	$(18,510)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Software services	$51,021	$38,128	$100,013	$75,881
Professional services	6,853	4,580	12,653	9,496
Total revenue	$57,874	$42,708	$112,666	$85,377

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

As of July 1, 2015, we determined that we had established standalone value for the implementation services for the Benefitfocus Marketplace solution in the Employer segment because beginning then they could be sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, we did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as we had historically performed these services to support our customers’ implementation of this solution. The incremental revenue from recognition of services upon delivery compared to recognition over the customer relationship period of 7 years was $0.3 million and $0.6 million in the three and six month periods ended June 30, 2016.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and six month periods ended June 30, 2016 and 2015.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$57,874	$42,708	$112,666	$85,377
Cost of revenue(1)	29,750	23,640	59,047	46,103
Gross profit	28,124	19,068	53,619	39,274
Operating expenses:
Sales and marketing(1)	14,761	15,804	28,335	31,279
Research and development(1)	14,180	13,271	29,195	25,048
General and administrative(1)	8,274	6,393	16,669	11,804
Total operating expenses	37,215	35,468	74,199	68,131
Loss from operations	(9,091)	(16,400)	(20,580)	(28,857)
Other income (expense):
Interest income	36	56	92	74
Interest expense on building lease financing obligations	(1,710)	(1,730)	(3,426)	(3,644)
Interest expense on other borrowings	(231)	(210)	(429)	(490)
Other (expense) income:	(3)	5	(3)	4
Total other expense, net	(1,908)	(1,879)	(3,766)	(4,056)
Loss before income taxes	(10,999)	(18,279)	(24,346)	(32,913)
Income tax expense	5	5	10	20
Net loss	$(11,004)	$(18,284)	$(24,356)	$(32,933)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$770	$434	$1,318	$754
Sales and marketing	838	713	1,470	1,036
Research and development	1,059	613	2,527	1,052
General and administrative	1,783	1,021	3,868	1,775

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.4	55.4	52.4	54.0
Gross profit	48.6	44.6	47.6	46.0
Operating expenses:
Sales and marketing	25.5	37.0	25.1	36.6
Research and development	24.5	31.1	25.9	29.3
General and administrative	14.3	15.0	14.8	13.8
Total operating expenses	64.3	83.0	65.9	79.8
Loss from operations	(15.7)	(38.4)	(18.3)	(33.8)
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Interest expense on building lease financing obligations	(3.0)	(4.1)	(3.0)	(4.3)
Interest expense on other borrowings	(0.4)	(0.5)	(0.4)	(0.6)
Other (expense) income:	-	-	-	-
Total other expense, net	(3.3)	(4.4)	(3.3)	(4.8)
Loss before income taxes	(19.0)	(42.8)	(21.6)	(38.6)
Income tax expense	-	-	-	-
Net loss	(19.0)%	(42.8)%	(21.6)%	(38.6)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from external customers by segment:
Employer	$36,261	$20,779	$68,454	$41,677
Carrier	21,613	21,929	44,212	43,700
Total net revenue from external customers	$57,874	$42,708	$112,666	$85,377
Gross profit by segment:
Employer	$15,269	$7,571	$27,551	$16,125
Carrier	12,855	11,497	26,068	23,149
Total gross profit	$28,124	$19,068	$53,619	$39,274

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$51,021	88.2%	$38,128	89.3%	$12,893	33.8%
Professional services	6,853	11.8	4,580	10.7	2,273	49.6
Total revenue	$57,874	100.0%	$42,708	100.0%	$15,166	35.5%

Growth in software services revenue was primarily attributable volume increases with existing customers and the net addition of new customers, as the number of large employer and carrier customers increased to 856 as of June 30, 2016 from 714 as of June 30, 2015. Additionally, the launch of a new product offering, ACA Management & Reporting, which relates to reporting and compliance requirements under the Affordable Care Act, increased software services by $4.4 million during the second quarter. This service is typically billed annually, in advance, and recognized as revenue when the services are provided.

The increase in professional services revenue was in part attributable to the recognition of $1.0 million of implementation services, including $0.7 million related to implementations of our new ACA Management & Reporting product as well as $0.9 million related to professional services fees recognized over the customer relationship period.

Segment Revenue

	Three Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$36,261	62.7%	$20,779	48.7%	$15,482	74.5%
Carrier	21,613	37.3	21,929	51.3	(316)	(1.4)
Total revenue	$57,874	100.0%	$42,708	100.0%	$15,166	35.5%

Growth in employer revenue was primarily attributable to a $14.3 million increase in our employer software services revenue driven by an increase of $9.9 million associated with new customers and volume increases from existing customers. Additionally, the launch of our new product offering, ACA Management & Reporting, increased software services by $4.4 million during the second quarter. This service is typically billed annually, in advance, and recognized as revenue when the services are provided. Employer professional services revenue increased $1.0 million from implementation services, including $0.7 million related to implementations of our ACA Management & Reporting product.

The decline in carrier revenue was attributable to a decrease of $1.4 million in our carrier software services revenue, offset by an increase of $1.0 million in our professional services revenue.

Cost of Revenue

	Three Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$29,750	51.4%	$23,640	55.4%	$6,110	25.8%

The increase in cost of revenue in absolute terms was primarily attributable to a $5.2 million increase in salaries and personnel-related costs for our customer success organization as we supported an increased number of large employer customers, and professional fees associated with the delivery of our recently launched product, ACA Management & Reporting. This increase included an increase in stock-based compensation of $0.3 million. Additionally, we experienced $0.8 million in increased depreciation and amortization and technology infrastructure costs to support the growth in headcount.

Gross Profit

	Three Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$32,458	63.6%	$24,432	64.1%	$8,026	32.9%
Professional services	(4,334)	(63.2)	(5,364)	(117.1)	1,030	(19.2)
Gross profit	$28,124	48.6%	$19,068	44.6%	$9,056	47.5%

The increase in software services gross profit in absolute terms was driven by a $12.9 million, or 33.8%, increase in software services revenue. This increase was partially offset by a $4.9 million, or 35.5%, increase in software services cost of revenue. Software services cost of revenue included $0.4 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $2.2 million and $1.8 million of depreciation and amortization for the three months ended June 30, 2016 and 2015, respectively.

The increase in professional services gross loss was driven by a $2.3 million, or 49.6% increase in professional services revenue, offset by a $1.2 million, or 12.5%, increase in professional services cost of revenue. Professional services cost of revenue included $0.3 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. In addition, professional services cost of revenue included $0.3 million in depreciation and amortization for each of the three months ended June 30, 2016 and 2015. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs.

Segment Gross Profit

	Three Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$15,269	42.1%	$7,571	36.4%	$7,698	101.7%
Carrier	12,855	59.5	11,497	52.4	1,358	11.8
Gross profit	$28,124	48.6%	$19,068	44.6%	$9,056	47.5%

Employer gross profit increased by $7.7 million, or 101.7%, between the three months ended June 30, 2016 and 2015. The $15.5 million, or 74.5%, increase in employer revenue was partially offset by a $7.8 million, or 58.9%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable an increase in associate headcount in our customer success organization which provides support and implementation services to our expanding customer base and professional fees associated with the delivery of our recently launched product,

ACA Management & Reporting. Our employer gross profit included $0.5 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. In addition, our employer gross profit included $1.5 million and $1.1 million of depreciation and amortization for the three months ended June 30, 2016 and 2015, respectively.

Carrier gross profit increased by $1.4 million, or 11.8%, between the three months ended June 30, 2016 and 2015 as carrier revenue slightly decreased $0.3 million, or 1.4%, and carrier cost of revenue decreased by $1.7 million, or 16.0%. Our carrier gross profit included $0.3 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. In addition, our carrier gross profit included $1.0 million and $1.1 million in depreciation and amortization for the three months ended June 30, 2016 and 2015, respectively.

Operating Expenses

	Three Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$14,761	25.5%	$15,804	37.0%	$(1,043)	(6.6)%
Research and development	$14,180	24.5%	$13,271	31.1%	$909	6.8%
General and administrative	$8,274	14.3%	$6,393	15.0%	$1,881	29.4%

The decrease in sales and marketing expense was attributable to savings from efficiencies, including a $0.6 million decrease in travel-related expenses and $0.5 million decrease in professional fees and other operating expenses.  These savings were partially offset by a $0.2 million increase in salaries and personnel-related costs.  Included in this increase is an increase in stock-based compensation of $0.1 million attributable to equity awards granted to new and existing sales and marketing associates.

The increase in research and development expense in absolute terms was partly attributable to a $0.6 million increase in salaries and personnel-related costs.  Included in this increase is an increase in stock-based compensation of $0.4 million attributable to equity awards granted to new and existing research and development associates. Additionally, we experienced a $0.3 million increase in technology infrastructure costs.

The increase in general and administrative expense was primarily attributable to a $1.7 million increase in salaries and personnel-related costs due to additional general and administrative headcount, including an increase in stock-based compensation of $0.8 million attributable to equity awards granted to new and existing general and administrative associates. We also experienced a $0.4 million increase in facilities costs, depreciation expense and technology infrastructure costs.  These increases were partially offset by the fact that in the quarter ended June 30, 2015, we incurred $0.2 million in professional fees primarily related to our secondary offering of shares in August 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$100,013	88.8%	$75,881	88.9%	$24,132	31.8%
Professional services	12,653	11.2	9,496	11.1	3,157	33.2
Total revenue	$112,666	100.0%	$85,377	100.0%	$27,289	32.0%

Growth in software services revenue in absolute terms was primarily attributable to volume increases with existing customers and the net addition of new customers, as the number of large employer and carrier customers increased to 856 as of June 30, 2016 from 714 as of June 30, 2015. Additionally, the launch of a new product offering, ACA Management & Reporting, increased software services $4.4 million during the second quarter. This service is typically billed annually, in advance, and recognized as revenue when the services are provided.

The increase in professional services revenue of $3.2 million between the six months ended June 30, 2015 and the six months ended June 30, 2016, was attributable to an increase in newly activated customers and products of $2.3 million, including $0.7 million related to implementations of our new ACA Management & Reporting product.  The remaining increase in professional services revenue of $0.9 million was related to the delivery of services to existing customers.

Segment Revenue

	Six Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$68,454	60.8%	$41,677	48.8%	$26,777	64.2%
Carrier	44,212	39.2	43,700	51.2	512	1.2
Total revenue	$112,666	100.0%	$85,377	100.0%	$27,289	32.0%

Growth in employer revenue was primarily attributable to a $25.5 million increase in our employer software services revenue, driven primarily by an increase in the number of large employer customers using our platform as of June 30, 2016 as compared to June 30, 2015, as well as volume increases from existing customers. Additionally, employer professional services revenue increased $1.3 million.

The increase in carrier revenue in absolute terms was primarily attributable to a $1.9 million increase in of professional services revenue offset by a decrease of $1.3 million in our carrier software services revenue.

Cost of Revenue

	Six Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$59,047	52.4%	$46,103	54.0%	$12,944	28.1%

The increase in cost of revenue in absolute terms was primarily attributable to an $11.0 million increase in salaries and personnel-related costs for our customer success organization as we support an increased number of large employer customers and professional fees associated with the delivery of a new product offering.  This increase included an increase in stock-based compensation of $0.6 million. Additionally, we experienced an increase of $1.6 million in depreciation and amortization, technology infrastructure costs and facilities costs to support the growth in headcount.

Gross Profit

	Six Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$63,929	63.9%	$48,755	64.3%	$15,174	31.1%
Professional services	(10,310)	(81.5)	(9,481)	(99.8)	(829)	8.7
Gross profit	$53,619	47.6%	$39,274	46.0%	$14,345	36.5%

The increase in software services gross profit was driven by a $24.1 million, or 31.8%, increase in software services revenue. This increase was partially offset by a $9.0 million, or 33.0%, increase in software services cost of revenue. Software services cost of revenue included $0.7 million and $0.4 million of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively, and $4.2 million and $3.9 million of depreciation and amortization in each of the six months ended June 30, 2016 and 2015, respectively.

The increase in professional services gross loss was driven by a $3.2 million, or 33.2%, increase in professional services revenue, partially offset by a $4.0 million, or 21.0%, increase in professional services cost of revenue. Professional services cost of revenue included $0.6 million and $0.4 million of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. In addition, professional services cost of revenue included $0.7 million and $0.6 million in depreciation and amortization for the six months ended June 30,

2016 and 2015, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs.

Segment Gross Profit

	Six Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$27,551	40.2%	$16,125	38.7%	$11,426	70.9%
Carrier	26,068	59.0	23,149	53.0	2,919	12.6
Gross profit	$53,619	47.6%	$39,274	46.0%	$14,345	36.5%

Employer gross profit increased by $11.4 million, or 70.9%, between the six months ended June 30, 2015 and June 30, 2016. The $26.8 million, or 64.2%, increase in employer revenue was partially offset by a $15.4 million, or 60.1%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable an increase in associate headcount in our customer success organization which provides support and implementation services to our expanding customer base and professional fees associated with the delivery of our recently launched product, ACA Management & Reporting. Our employer gross profit included $0.9 million and $0.4 million of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. In addition, our employer gross profit included $2.8 million and $2.1 million of depreciation and amortization for the six months ended June 30, 2016 and 2015, respectively.

Carrier gross profit increased by $2.9 million, or 12.6%, between the six months ended June 30, 2015 and the six months ended June 30, 2016. Carrier revenue increased $0.5 million, or 1.2% in addition to a decrease in carrier cost of revenue of $2.4 million, or 11.7%. The decrease in cost of revenue is primarily attributable to a decrease in carrier customer-specific development and an increase in platform enhancements and development, which is treated as a research and development cost. Our carrier gross profit included $0.4 million and $0.3 million of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. In addition, our carrier gross profit included $2.0 million and $2.3 million in depreciation and amortization for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

	Six Months Ended June 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$28,335	25.1%	$31,279	36.6%	$(2,944)	(9.4)%
Research and development	$29,195	25.9%	$25,048	29.3%	$4,147	16.6%
General and administrative	$16,669	14.8%	$11,804	13.8%	$4,865	41.2%

The decrease in sales and marketing expense was primarily attributable to a $1.1 million decrease in salaries and personnel-related costs due to a decrease in the number of sales support and marketing associates, the departure of the Chief Commercial Officer, and a decrease in compensation associated with a large sales deal in 2015. A further decrease of $0.9 million is associated with travel-related costs and a decrease of $0.9 million in professional fees and other operating costs.

The increase in research and development expense was primarily attributable to a $3.2 million increase in salaries and personnel-related costs due to additional research and development headcount. Included in this increase is an increase in stock-based compensation of $1.5 million that is comprised of $0.5 million for the accrual of separation benefits related to the departure of the former Chief Technology Officer and $1.0 million attributable to equity awards granted to new and existing research and development associates. Additionally, we experienced a $0.5 million increase in engineering consulting fees for assistance in product development and a $0.4 million increase in technology infrastructure costs.

The increase in general and administrative expense was primarily attributable to a $3.8 million increase in salaries and personnel-related costs due to additional general and administrative headcount and the accrual of separation benefits related to the departure of the former Chief Financial Officer. Included in this increase is an increase in stock-based compensation of $2.1 million comprised of $1.8 million attributable to equity awards granted to new and existing general and administrative associates and $0.3 million for the accrual of separation benefits related to the departure of the former Chief Financial Officer. We also experienced a $0.4 million increase in consulting and professional fees primarily related to the implementation of our enterprise resource planning system, which went live in January 2016 and a $0.6 million increase in facilities costs, depreciation expense and technology infrastructure costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for those listed below, during the six months ended June 30, 2016 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $56.9 million and $11.1 million in marketable securities, $31.3 million in accounts receivables, net of allowances, and an unused revolving line of credit of $20.8 million.

We are bound by customary affirmative and negative covenants in connection with the revolving line of credit, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our tangible and intangible assets, including intellectual property and the equity of our subsidiaries.

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

Financing and Capital Lease Obligations

In January 2016, we entered into a capital lease and financing obligation for data security equipment and software and support. Total payments under the agreement are $1.9 million including a down payment of $0.4 million and aggregate monthly payments of $1.5 million which commenced in March 2016 for a term of 24 months.

In May 2016, we modified an existing capital lease and financing obligation for software licenses and support to extend the term 36 months.  Total payments under the modified agreement are $7.6 million.  The agreement specifies various payments totaling $1.2 million to be made during the remainder of 2016 and an aggregate of $6.4 million to be made in nine quarterly payments starting in March 2017 and ending May 2019.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash (used in) provided by:
Operating activities	$(20,236)	$(16,639)
Investing activities	24,257	(51,098)
Financing activities	4,834	57,087

Operating Activities

For the six months ended June 30, 2016 our operating activities used $20.2 million of cash, as $18.9 million for non-cash adjustments and were more than offset by $14.8 million of cash used in changes in working capital and a net loss of $24.4 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.3 million, accrual of interest on financing obligations of $3.4 million, and non-cash stock compensation expense of $9.2 million. The cash used in changes in working capital primarily consisted of a decrease in deferred revenue of $9.9 million, a decrease in accrued compensation and benefits of $3.2 million as the result of switching to a payroll service in the third quarter of 2015, an increase in accounts receivable of $1.6 million and a decrease in accounts payable not associated with the purchase of property and equity of $1.3 million. Changes in working capital that provided cash totaled $1.0 million were comprised of a decrease of accrued expenses and other non-current assets not associated with the purchase of property and equipment.

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

Investing Activities

For the six months ended June 30, 2016 and 2015, net cash used in investing activities was $2.0 million and $51.1 million, respectively, for the purchase of short-term investments held to maturity and $5.0 million and $8.1 million, respectively, for the purchase of property and equipment. Additionally, during the six months ended June 30, 2016 and 2015, the maturity of short-term investments held to maturity provided $31.2 million and $8.1 million, respectively.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities was $4.8 million, consisting primarily of $34.0 million in draws on the revolving line of credit and $1.6 million from stock option exercises. These were offset by payments on the revolving line of credit of $25.0 million, payments of $5.6 million of financing and capital lease obligations, and payments of $0.2 million for the remittance of taxes upon the vesting of restricted stock units.

During the first half of 2016, we changed our method of settling tax liabilities associated with the vesting of restricted stock units. Starting with the April 1, 2016 vest date, we settle the tax liability by selling shares to cover the tax liability in the market which results in no cash outflow from the Company related to the vesting of restricted stock.

For the six months ended June 30, 2015, net cash provided by financing activities was $57.1 million, consisting primarily of proceeds of $74.5 million from the issuance of common stock and a warrant to Mercer and a $22.5 million draw on the revolving line of credit, offset by payments on the revolving line of credit of $34.9 million, payments of $4.9 million of financing and capital lease obligations, payments of $0.9 million for the remittance of taxes upon the vesting of restricted stock units, and payments of $0.6 million for debt issuance costs related to the establishment of the revolving line of credit.

Commitments

In March 2016, we amended our office lease in Jenks, Oklahoma to extend the term one year starting on May 1, 2016.  Expenses related to this lease total $49,000 per quarter.

In February 2015, we replaced our then existing revolving line of credit with a senior revolving line of credit involving a syndicate of lenders led by Silicon Valley Bank (as amended in March 2016). Our current revolving line of credit has a borrowing limit of $60.0 million. Borrowing capacity under the revolving line of credit is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the revolving line of credit may be less than the $60.0 million borrowing limit. The outstanding indebtedness under our previous line of credit was repaid with proceeds from our current credit facility. Interest is payable monthly. Advances under the revolving line of credit bear interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13: Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09: Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for us beginning January 1, 2017, but early adoption is permitted. We are currently evaluating the impact of this update on our results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09: Revenue from Contracts with Customers (Topic 606), which amends the revenue recognition requirements in the FASB Accounting Standards Codification and various clarifying updates. This statement requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The statement shall be applied using one of two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application. We have not yet determined which method it will apply. This guidance will be effective for us beginning January 1, 2018, with an option to early adopt. We are currently evaluating the impact of this guidance on our consolidated financial position and results of operations.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under our revolving line of credit bear interest at rates that are variable. Increases in the Prime Rate would increase the revolving line of credit.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At June 30, 2016, we had borrowings under the revolving line of credit of $39.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.4 million change in our annual interest expense on our outstanding borrowings at June 30, 2016. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of June 30, 2016 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2016.

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

We experienced net losses of $62.1 million, $63.2 million, and $30.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, and net losses of $24.4 million and $32.9 million for the six months ended June 30, 2016 and 2015, respectively. We cannot assure that if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses. These expenditures might make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on July 29, 2016, the first trading day after we publically announced the resignation of our recently hired Chief Financial Officer, our stock price dropped almost $1.50 per share, or 3.4%, to $43.00.

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

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, services, and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in 2015 three of our executive officers announced they were leaving the Company or transitioned into different roles, and in 2016 we hired a new Chief Technology Officer and a new Chief Financial Officer who subsequently resigned for family reasons. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

We might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. For example, New York recently completed a tax audit of our Company and while we settled for amounts within our sales tax reserve, other states might audit us in the future. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have three U.S., two Chinese, one Japanese, one Hong Kong, one Taiwanese and one Australian patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

If we fail to meet our current credit facility’s financial covenants, our business and financial condition could be adversely affected.

Our current credit facility contains financial covenants, including covenants related to financial liquidity and EBITDA. If at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the credit facility. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.

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

•	unstable regional political and economic conditions, such as those caused by the recent vote by the U.K. to exit from the European Union;
•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•	data privacy laws which require that customer data be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
•

weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds; and
•	adverse tax consequences.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. The outcome of the U.S. presidential and other elections in 2016 could have a significant impact on the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

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

The Goldman Sachs Group, affiliates of which owned approximately 21.1% of the voting and economic interest in our business at June 30, 2016, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through June 30, 2016, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

•	any major change in our board of directors or management;
•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•	threatened or actual litigation;
•	changes in laws or regulations relating to the sale of health insurance;
•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock by existing stockholders; and
•	general political and economic conditions.

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

As of June 30, 2016, we had an aggregate of 29,588,841 shares of common stock outstanding. As of June 30, 2016, there also were outstanding options, restricted stock units and warrants to purchase 3,513,356 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144.

On November 12, 2013 and June 7, 2016, we also registered an aggregate of 6,399,766 shares of our common stock that we may issue or sell under our stock plans, including our recently approved Benefitfocus, Inc. 2016 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of June 30, 2016, our directors, executive officers, and their affiliated entities beneficially owned approximately 44.7% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 21.1%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Oak Investment Partners XII, L.P., Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of June 30, 2016, these stockholders collectively beneficially owned approximately 44.4% of our common stock. Pursuant to the voting agreement, the parties agree to vote all of their shares to elect two directors nominated by the Goldman Funds, one director nominated by Oak Investment Partners, and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.27	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.	DEF 14A			April 22, 2016

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer (principal executive officer) and President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2016

Benefitfocus, Inc.

By:	/s/ Raymond A. August
Raymond A. August
President and Chief Operating Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	S-1/A	333-190610	3.2	September 5, 2013

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A			April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.27	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.	DEF 14A			April 22, 2016

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer (principal executive officer) and President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.