Form 10-Q
period 2016-09-30
Benefitfocus,Inc.
filed 2016-11-04
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, there were approximately 29,750,839 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$50,800	$48,074
Marketable securities	4,510	40,448
Accounts receivable, net	27,538	27,616
Accounts receivable, related party	3,527	2,082
Prepaid expenses and other current assets	5,610	5,725
Total current assets	91,985	123,945
Property and equipment, net	57,874	55,037
Intangible assets, net	472	665
Goodwill	1,634	1,634
Other non-current assets	1,394	838
Total assets	$153,359	$182,119
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,189	$7,953
Accrued expenses	14,403	10,449
Accrued compensation and benefits	17,224	20,684
Deferred revenue, current portion	34,899	37,858
Revolving line of credit, current portion	15,000	25,000
Financing and capital lease obligations, current portion	2,017	3,648
Total current liabilities	87,732	105,592
Deferred revenue, net of current portion	44,811	55,671
Revolving line of credit, net of current portion	20,246	5,246
Financing and capital lease obligations, net of current portion	33,038	31,183
Other non-current liabilities	2,974	2,436
Total liabilities	188,801	200,128
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 29,673,292 and 29,194,332 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	30	29
Additional paid-in capital	325,829	310,304
Accumulated deficit	(361,301)	(328,342)
Total stockholders' deficit	(35,442)	(18,009)
Total liabilities and stockholders' deficit	$153,359	$182,119

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$58,022	$45,426	$170,688	$130,803
Cost of revenue	29,112	26,265	88,159	72,368
Gross profit	28,910	19,161	82,529	58,435
Operating expenses:
Sales and marketing	13,607	14,218	41,942	45,497
Research and development	14,081	12,958	43,276	38,006
General and administrative	7,746	6,777	24,415	18,581
Total operating expenses	35,434	33,953	109,633	102,084
Loss from operations	(6,524)	(14,792)	(27,104)	(43,649)
Other income (expense):
Interest income	25	56	117	130
Interest expense on building lease financing obligations	(1,704)	(1,727)	(5,130)	(5,371)
Interest expense on other borrowings	(262)	(195)	(691)	(685)
Other (expense) income	(133)	(1)	(136)	3
Total other expense, net	(2,074)	(1,867)	(5,840)	(5,923)
Loss before income taxes	(8,598)	(16,659)	(32,944)	(49,572)
Income tax expense	5	5	15	25
Net loss	$(8,603)	$(16,664)	$(32,959)	$(49,597)
Comprehensive loss	$(8,603)	$(16,664)	$(32,959)	$(49,597)
Net loss per common share:
Basic and diluted	$(0.29)	$(0.58)	$(1.12)	$(1.77)
Weighted-average common shares outstanding:
Basic and diluted	29,651,230	28,847,493	29,442,023	28,083,343

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2015	29,194,332	$29	$310,304	$(328,342)	$(18,009)
Exercise of stock options	278,907	1	2,117	—	2,118
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	200,053	—	(202)	—	(202)
Stock-based compensation expense	—	—	13,610	—	13,610
Net loss	—	—	—	(32,959)	(32,959)
Balance, September 30, 2016	29,673,292	$30	$325,829	$(361,301)	$(35,442)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(32,959)	$(49,597)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	9,619	8,686
Stock-based compensation expense	13,610	7,631
Interest accrual on financing obligation	5,130	5,371
Loss on disposal or impairment of property and equipment	140	10
Provision for doubtful accounts	287	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,655)	(814)
Accrued interest on short-term investments	217	165
Prepaid expenses and other current assets	465	(1,900)
Other non-current assets	142	1,047
Accounts payable	(3,844)	117
Accrued expenses	4,726	1,780
Accrued compensation and benefits	(3,460)	3,445
Deferred revenue	(13,819)	(1,849)
Other non-current liabilities	538	222
Net cash and cash equivalents used in operating activities	(20,863)	(25,686)
Cash flows from investing activities
Purchases of short-term investments held to maturity	(2,004)	(59,141)
Proceeds from maturity of short-term investments held to maturity	37,725	21,867
Purchases of property and equipment	(10,861)	(11,018)
Net cash and cash equivalents provided by (used in) investing activities	24,860	(48,292)
Cash flows from financing activities
Draws on revolving line of credit	64,000	32,492
Payments on revolving line of credit	(59,000)	(34,902)
Proceeds from exercises of stock options	2,118	2,944
Proceeds from issuance of common stock and warrant, net of issuance costs	—	74,538
Payment of deferred financing costs and debt issuance costs	—	(566)
Remittance of taxes upon vesting of restricted stock units	(202)	(1,224)
Payments on financing and capital lease obligations	(8,187)	(7,386)
Net cash and cash equivalents (used in) provided by financing activities	(1,271)	65,896
Net increase (decrease) in cash and cash equivalents	2,726	(8,082)
Cash and cash equivalents, beginning of period	48,074	51,074
Cash and cash equivalents, end of period	$50,800	$42,992

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$856	$1,797
Property and equipment purchased with financing and capital lease obligations	$2,233	$914
Post contract support purchased with financing obligations	$1,048	$272
Allocation of proceeds to deferred revenue from issuance of common stock based on relative selling price	$—	$207

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 25, 2016.

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

Effective July 1, 2015, the Company determined it had established standalone value for Benefitfocus Marketplace implementation services in the Employer segment because beginning then they could be sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed and the related software services have commenced. Prior to July 1, 2015, the Company did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as the Company had historically performed these services to support the customers’ implementation of this solution. Revenue from implementation services with standalone value was $1,058 and $697 for the three-month periods ended September 30, 2016 and 2015, respectively, and $1,700 for the nine-month period ended September 30, 2016.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. One customer, North Carolina State Health Plan, represented 22.2% of the total accounts receivable at December 31, 2015.  Another customer, Aetna, represented 9.6% and 10.0% of total revenue for the three- and nine-month periods ended September 30, 2015, respectively. Mercer, a related party, represented 10.3% and 10.7% of total revenue for the three- and nine-month periods ended September 30, 2016, respectively. For more information regarding Mercer revenue, please see Note 11.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, if bad debts are higher than expected future write-offs will be greater than the Company’s estimates. The allowance for doubtful accounts was $311 and $32 as of September 30, 2016 and December 31, 2015, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $2,782 and $2,553 as of September 30, 2016 and December 31, 2015, respectively.

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

In the three months ended September 30, 2016 and 2015, the Company capitalized software development costs of $1,129 and $496, respectively, and amortized capitalized software development costs of $762 and $638, respectively. In the nine months ended September 30, 2016 and 2015, respectively, the Company capitalized software development costs of $4,114 and $1,547, and amortized capitalized software development costs of $2,081 and $1,985, respectively. The net book value of capitalized software development costs was $6,082 and $4,049 at September 30, 2016 and December 31, 2015, respectively.

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

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2016	2015	2016	2015
Restricted stock units	1,522,718	1,001,656	1,522,718	1,001,656
Stock options	1,393,358	1,883,631	1,393,358	1,883,631
Warrant to purchase common stock	580,813	580,813	580,813	580,813
Total anti-dilutive common share equivalents	3,496,889	3,466,100	3,496,889	3,466,100

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(8,603)	$(16,664)	$(32,959)	$(49,597)
Net loss attributable to common stockholders	$(8,603)	$(16,664)	$(32,959)	$(49,597)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,651,230	28,847,493	29,442,023	28,083,343
Net loss per common share, basic and diluted	$(0.29)	$(0.58)	$(1.12)	$(1.77)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of September 30, 2016 and December 31, 2015.

	September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,859	$—	$—	$46,859
Total assets	$46,859	$—	$—	$46,859

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,905	$—	$—	$46,905
Total assets	$46,905	$—	$—	$46,905

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of between 2 and 4 months as of September 30, 2016. The following presents information about the Company’s marketable securities as of:

	September 30, 2016	December 31, 2015
Aggregate cost basis and net carrying amount	$4,510	$40,448
Gross unrealized holding gains	3	1
Gross unrealized holding losses	-	(26)
Aggregate fair value determined by Level 2 inputs	$4,513	$40,423

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment has not been recognized in earnings as of:

	September 30, 2016	December 31, 2015
Aggregate fair value of investments with unrealized losses (1)	$-	$27,070
Aggregate amount of unrealized losses	-	(26)

(1)	Investments have been in a continuous loss position for less than 12 months.

6. Revolving Line of Credit

As of September 30, 2016 and December 31, 2015, the amount outstanding under the Company’s revolving line of credit was $35,246 and $30,246, respectively.  The amount available to borrow, adjusted by the borrowing base limit, was $24,754 and the interest rate was 4.5% as of September 30, 2016.

In January 2016, the Company repaid $25,000 of the amount outstanding under this line of credit.  In June 2016, the Company borrowed $34,000 for general operating purposes.  In July 2016, the Company repaid $34,000 of the amount outstanding under this line of credit.  In September 2016, the Company borrowed $30,000 for general operating purposes.

On September 1, 2016, the Company entered into a waiver to its revolving line of credit agreement for failure to comply with its minimum required cash balance as of July 31, 2016.  From time to time the Company draws down and repays its borrowings under the revolving line of credit agreement. In part to opportunistically reduce interest expense, during July 2016, the Company repaid a significant portion of its borrowings under the revolving line of credit. As a result, as of July 31, 2016, the Company’s cash balance was approximately $400 below the minimum required amount.

7. Stock-based Compensation

Restricted Stock Units

During January 2016, the Company granted 31,233 restricted stock units to employees with an aggregate grant date fair value of $1,091. During April 2016, the Company granted 425,183 restricted stock units to employees with an aggregate grant date fair value of $13,776. During the three months ended September 30, 2016, the Company granted 83,599 restricted stock units to employees with an aggregate grant date fair value of $3,206. These restricted stock units vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of restricted stock units in the period they vest, to the extent the compensation expense has been recognized.

During the nine months ended September 30, 2016, the Company granted 252,167 performance restricted stock units to officers and certain employees with an aggregate grant date fair value of $7,871. Vesting is contingent upon meeting various financial targets to support growth initiatives through December 31, 2017. The actual number of shares issued upon vesting could range from 0% to 100% of the number granted.

During March 2016, the Company granted 26,376 performance restricted stock units to officers and certain employees with an aggregate grant date fair value of $875. The awards were granted in lieu of a portion of the target cash bonus that would otherwise be payable under the Company’s Management Incentive Bonus Program for the calendar year ended 2016.  The awards vest upon achievement of annual financial targets for 2016. The actual number of shares issued upon vesting could range from 0% to 100% of the number granted.

8. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At the Company’s annual stockholder meeting held in June 2016, the Company’s stockholders approved the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan (“ESPP”) pursuant to which 150,000 shares of the Company’s common stock is available for purchase by its employees (and employees of its subsidiaries) who meet certain criteria. The Company’s board of directors approved the ESPP in March 2016. Under the ESPP, eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice yearly on or about January 1 and July 1 and exercisable on or about the succeeding June 30 and December 31, respectively, of each year. Shares are purchased at purchase prices equal to 95% of the fair market value of the Company’s common stock at the purchase date. No participant may purchase more than $12,500 worth of the Company’s common stock in a six-month offering period. The ESPP's initial purchase period began in July 2016. Accordingly, no shares of the Company common stock had been purchased or distributed pursuant to the ESPP as of September 30, 2016.

At September 30, 2016, the Company had reserved a total of 4,489,964 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	1,393,358
Restricted stock units	1,522,718
Available for future issuance under stock award plans	843,075
Available for future issuance under ESPP	150,000
Warrant to purchase common stock	580,813
Total common shares reserved for future issuance	4,489,964

9. Income Taxes

The Company’s effective federal tax rate for the three and nine months ended September 30, 2016 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue from external customers by segment:
Employer	$35,371	$22,808	$103,825	$64,485
Carrier	22,651	22,618	66,863	66,318
Total net revenue from external customers	$58,022	$45,426	$170,688	$130,803
Depreciation and amortization by segment:
Employer	$2,071	$1,567	$5,838	$4,359
Carrier	1,238	1,393	3,781	4,327
Total depreciation and amortization	$3,309	$2,960	$9,619	$8,686
Gross profit by segment:
Employer	$13,881	$7,367	$41,432	$23,492
Carrier	15,029	11,794	41,097	34,943
Total gross profit	$28,910	$19,161	$82,529	$58,435

11. Related Parties

Related Party Leasing Arrangements

The Company leases the buildings and office space on its Charleston, South Carolina campus from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The leasing arrangements have 15-year terms which started in 2006, 2009 and 2015. The Company has an option to renew the 2006 and 2009 arrangements for one five-year period and an option to renew the 2015 arrangement for up to five one-year periods. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,430 and $2,356 for the three months ended September 30, 2016 and 2015, respectively, and $8,096 and $9,528 for the nine months ended September 30, 2016 and 2015, respectively. Amounts due to the related parties were $1,654 and $1,116 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015 amounts due to the related parties were recorded in “Accrued expenses.”

Other Related Party Expenses

The Company utilizes the services of three companies that are owned and controlled by a Company director, significant stockholder, and executive. The companies provide private air transportation and construction project management services. Expenses related to these companies were $13 and $53 for the three months ended September 30, 2016 and 2015 and $50 and $135 for the nine months ended September 30, 2016 and 2015, respectively. No amounts were due to these companies as of September 30, 2016 and December 31, 2015.

Related Party Revenues

Mercer became a related party when the Company sold it over 10% beneficial ownership of the Company’s outstanding common stock in February 2015. Revenue from Mercer was $5,960 and $3,532 for the three months ended September 30, 2016 and 2015, respectively and $18,218 and $8,147 for the nine months ended September 30, 2016 and 2015, respectively, from the time they became a related party and was reflected in “Revenues,” within the accompanying statements of operations. The amounts due from Mercer were $3,527 and $2,082 as of September 30, 2016 and December 31, 2015, respectively. The amount of deferred revenue associated with Mercer was $8,141 and $9,128 as of September 30, 2016 and December 31, 2015, respectively, and was reflected in the balances of deferred revenue in the consolidated balance sheets.

12. Subsequent Events

Restricted Stock Units

During October 2016, the Company granted 42,907 restricted stock units to employees with an aggregate grant date fair value of $1,705. Generally, these restricted stock units vest in equal annual installments over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of restricted stock units in the period they vest, to the extent the compensation expense has been recognized.

Common Stock

During October 2016, employees exercised stock options and restricted stock units vested resulting in the issuance of 77,547 shares.

Revolving Line of Credit

In October 2016, the Company repaid $15,000 under its revolving line of credit. It also amended its revolving line of credit agreement. The amendment increases the borrowing capacity to $95,000, extends the termination date to February 20, 2020, and includes the addition of Goldman Sachs Lending Partners LLC is part of the lending syndicate. The amendment alters definitions in the revolving line of credit agreement including Alternate Base Rate, Applicable Margin, Consolidated EBITDA, and Liquidity and changes liquidity thresholds on the Commitment Fee Rate. It revises certain covenants of the Company and its subsidiaries (“Borrowers”), including, but not limited to, those related to accounts receivable, Minimum Consolidated EBITDA requirements, Indebtedness, and certain capital expenditure limits. The amendment also waives any default that may have occurred as a result of certain Indebtedness incurred by the Borrowers and the disclosure to the lenders of registered intellectual property.

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

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly, quarterly or annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 85% and 87% of our total revenue during the three months ended September 30, 2016 and 2015, respectively, and 88% of our total revenue during each of the nine-month periods ended September 30, 2016 and 2015.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 15% and 13% of our total revenue during the three months ended September 30, 2016 and 2015, respectively, and 12% of our total revenue during each of the nine-month periods ended September 30, 2016 and 2015.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 827 as of September 30, 2016. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

Number of Large Employer and Carrier Customers

We believe the number of large employer and carrier customers is a key indicator of our market penetration, growth, and future revenue. We intend to continue to invest in our direct sales force to grow our customer base. We generally define a customer as an entity with an active software services contract as of the measurement date. The following table sets forth the number of large employer and carrier customers for the periods indicated:

	As of September 30,
	2016	2015
Number of customers:
Large employer	827	703
Carrier	53	55

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

For the three- and nine-month periods ending September 30, 2016 and 2015, our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net loss and our other GAAP financial results. The following table presents for each of the periods indicated a reconciliation of adjusted EBITDA to the most directly comparable GAAP financial measure, net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(8,603)	$(16,664)	$(32,959)	$(49,597)
Depreciation	2,482	2,254	7,344	6,480
Amortization of software development costs	762	638	2,081	1,985
Amortization of acquired intangible assets	65	68	194	221
Interest income	(25)	(56)	(117)	(130)
Interest expense on building lease financing obligations	1,704	1,727	5,130	5,371
Interest expense on other borrowings	262	195	691	685
Income tax expense	5	5	15	25
Stock-based compensation expense	4,427	3,014	13,610	7,631
Total net adjustments	9,682	7,845	28,948	22,268
Adjusted EBITDA	$1,079	$(8,819)	$(4,011)	$(27,329)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Software services	$49,296	$39,316	$149,309	$115,197
Professional services	8,726	6,110	21,379	15,606
Total revenue	$58,022	$45,426	$170,688	$130,803

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and it is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers related to implementation services that are determined to not have standalone value and are sold with our software services, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, currently 7 years. We periodically evaluate the term over which revenue is recognized for professional services as we gain more experience with customer contract renewals.

As of July 1, 2015, we determined that we had established standalone value for the implementation services for the Benefitfocus Marketplace solution in the Employer segment because beginning then they could be sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, we did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as we had historically performed these services to support our customers’ implementation of this solution. Revenue from implementation services with standalone value was $1.1 million and $0.7 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $1.7 million for the nine-month periods ended September 30, 2016.

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

We expense our cost of revenue as we incur the costs. However, the related revenue from fees we receive for our implementation services, performed before a customer is operating on our platform, that is determined to not have standalone value is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship. For those implementation services that have standalone value, the related revenue is recognized as revenue upon completion of service. Therefore, the cost incurred in providing these services is expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our monthly subscription services due to the labor associated with implementation.

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

Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we have historically held annually. We expect our sales and marketing expense to increase in absolute dollars in the foreseeable future as we increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

Research and development expense.    Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for our research and development associates. Additional expenses include costs related to the development, quality assurance and testing of new technology, enhancement of our existing platform technology, consulting, travel and allocated overhead. We believe continuing to invest in research and development efforts is important to maintaining our competitive position. We expect our research and development expense to continue to grow in absolute dollars over time, but decrease as a percentage of revenue as we achieve economies of scale.

General and administrative expense.    General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance, travel and other corporate expenses. We expect our general and administrative expenses to increase in absolute terms as we incur costs associated with compliance with the Sarbanes-Oxley Act and other professional services expenses.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three-and nine-month periods ended September 30, 2016 and 2015.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$58,022	$45,426	$170,688	$130,803
Cost of revenue(1)	29,112	26,265	88,159	72,368
Gross profit	28,910	19,161	82,529	58,435
Operating expenses:
Sales and marketing(1)	13,607	14,218	41,942	45,497
Research and development(1)	14,081	12,958	43,276	38,006
General and administrative(1)	7,746	6,777	24,415	18,581
Total operating expenses	35,434	33,953	109,633	102,084
Loss from operations	(6,524)	(14,792)	(27,104)	(43,649)
Other income (expense):
Interest income	25	56	117	130
Interest expense on building lease financing obligations	(1,704)	(1,727)	(5,130)	(5,371)
Interest expense on other borrowings	(262)	(195)	(691)	(685)
Other (expense) income:	(133)	(1)	(136)	3
Total other expense, net	(2,074)	(1,867)	(5,840)	(5,923)
Loss before income taxes	(8,598)	(16,659)	(32,944)	(49,572)
Income tax expense	5	5	15	25
Net loss	$(8,603)	$(16,664)	$(32,959)	$(49,597)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$754	$467	$2,072	$1,221
Sales and marketing	886	710	2,356	1,746
Research and development	1,011	700	3,538	1,752
General and administrative	1,776	1,137	5,644	2,912

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.2	57.8	51.6	55.3
Gross profit	49.8	42.2	48.4	44.7
Operating expenses:
Sales and marketing	23.5	31.3	24.6	34.8
Research and development	24.3	28.5	25.4	29.1
General and administrative	13.4	14.9	14.3	14.2
Total operating expenses	61.1	74.7	64.2	78.0
Loss from operations	(11.2)	(32.6)	(15.9)	(33.4)
Other income (expense):
Interest income	-	0.1	0.1	0.1
Interest expense on building lease financing obligations	(2.9)	(3.8)	(3.0)	(4.1)
Interest expense on other borrowings	(0.5)	(0.4)	(0.4)	(0.5)
Other (expense) income:	(0.2)	-	(0.1)	-
Total other expense, net	(3.6)	(4.1)	(3.4)	(4.5)
Loss before income taxes	(14.8)	(36.7)	(19.3)	(37.9)
Income tax expense	-	-	-	-
Net loss	(14.8)%	(36.7)%	(19.3)%	(37.9)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue from external customers by segment:
Employer	$35,371	$22,808	$103,825	$64,485
Carrier	22,651	22,618	66,863	66,318
Total net revenue from external customers	$58,022	$45,426	$170,688	$130,803
Gross profit by segment:
Employer	$13,881	$7,367	$41,432	$23,492
Carrier	15,029	11,794	41,097	34,943
Total gross profit	$28,910	$19,161	$82,529	$58,435

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$49,296	85.0%	$39,316	86.5%	$9,980	25.4%
Professional services	8,726	15.0	6,110	13.5	2,616	42.8
Total revenue	$58,022	100.0%	$45,426	100.0%	$12,596	27.7%

Growth in software services revenue was primarily attributable to volume increases and additional products sold to existing customers, and the net addition of new customers, as the number of large employer and carrier customers increased to 880 as of September 30, 2016, from 758 as of September 30, 2015.

The increase in professional services revenue was in part attributable to the recognition of $1.7 million of implementation services related to newly activated customers and products and other services provided to existing customers, as well as the acceleration of the customer relationship period for certain customers.

Segment Revenue

	Three Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$35,371	61.0%	$22,808	50.2%	$12,563	55.1%
Carrier	22,651	39.0	22,618	49.8	33	0.1
Total revenue	$58,022	100.0%	$45,426	100.0%	$12,596	27.7%

Growth in employer revenue was primarily attributable to a $10.6 million increase in our employer software services revenue driven by new customers as well as volume increases and additional products sold to existing customers. Employer professional services revenue increased $1.9 million, including $0.9 million related to new customer implementations and other services provided to existing customers, as well as the acceleration of the customer relationship period for certain customers.

Carrier revenue increased slightly in absolute terms as increases in professional services revenue were offset by decreases in software services.

Cost of Revenue

	Three Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$29,112	50.2%	$26,265	57.8%	$2,847	10.8%

The increase in cost of revenue in absolute terms was primarily attributable to a $1.3 million increase in personnel-related costs to support a larger customer base.  This increase included higher stock-based compensation of $0.3 million. Additionally, we experienced $1.1 million in increased depreciation and amortization, technology infrastructure costs and security-related costs to support our organization.

Gross Profit

	Three Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$29,243	59.3%	$24,864	63.2%	$4,379	17.6%
Professional services	(333)	(3.8)	(5,703)	(93.3)	5,370	(94.2)
Gross profit	$28,910	49.8%	$19,161	42.2%	$9,749	50.9%

The increase in software services gross profit in absolute terms was driven by a $10.0 million, or 25.4%, increase in software services revenue, while software services cost of revenue only increased $5.6 million, or 38.8%. Software services cost of revenue included $0.5 million and $0.2 million of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $2.3 million and $1.9 million of depreciation and amortization for the three months ended September 30, 2016 and 2015, respectively.

The increase in professional services gross profit was driven by a $2.6 million, or 42.8%, increase in professional services revenue and a $2.8 million, or 23.3%, decrease in professional services cost of revenue. Professional services cost of revenue included $0.3 million of stock-based compensation expense in each of the three-month periods ended September 30, 2016 and 2015. In addition, professional services cost of revenue included $0.2 million and $0.4 million in depreciation and amortization for the three months ended September 30, 2016 and 2015, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, we expense our cost of revenue as we incur the costs.

Segment Gross Profit

	Three Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$13,881	39.2%	$7,367	32.3%	$6,514	88.4%
Carrier	15,029	66.4	11,794	52.1	3,235	27.4
Gross profit	$28,910	49.8%	$19,161	42.2%	$9,749	50.9%

The increase in employer gross profit was driven by a $12.6 million, or 55.1%, increase in employer revenue, partially offset by a $6.0 million, or 39.2%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to increased headcount to support and provide implementation services to our expanding customer base. Our employer gross profit included $0.5 million and $0.3 million of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively. In addition, our employer gross profit included $1.5 million and $1.2 million of depreciation and amortization for the three months ended September 30, 2016 and 2015, respectively.

Carrier gross profit increased by $3.2 million, or 27.4%, between the three months ended September 30, 2015 and 2016 where carrier revenue remained essentially unchanged and carrier cost of revenue decreased by $3.2 million, or 29.6%. Our carrier gross profit included $0.2 million of stock-based compensation expense for each of the three-month periods ended September 30, 2016 and 2015. In addition, our carrier gross profit included $1.1 million of depreciation and amortization for each of the three-month periods ended September 30, 2016 and 2015.

Operating Expenses

	Three Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$13,607	23.5%	$14,218	31.3%	$(611)	(4.3)%
Research and development	$14,081	24.3%	$12,958	28.5%	$1,123	8.7%
General and administrative	$7,746	13.4%	$6,777	14.9%	$969	14.3%

The decrease in sales and marketing expense was attributable to compensation associated with a large sales deal in the third quarter of 2015 offset in part by an increase in stock-based compensation of $0.2 million attributable to equity awards granted to new and existing sales and marketing associates.

The increase in research and development expense in absolute terms was partly attributable to a $0.4 million increase in salaries and personnel-related costs.  Included in this increase is an increase in stock-based compensation of $0.3 million attributable to equity awards granted to new and existing research and development associates. Additionally, we experienced a $0.5 million increase in professional fees and $0.4 million increase in technology infrastructure costs.

The increase in general and administrative expense in absolute terms was primarily attributable to a $0.6 million increase in salaries and personnel-related costs consisting of an increase in stock-based compensation of $0.6 million attributable to equity awards granted to new and existing general and administrative associates. We also experienced a $0.3 million increase in other operating expenses.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$149,309	87.5%	$115,197	88.1%	$34,112	29.6%
Professional services	21,379	12.5	15,606	11.9	5,773	37.0
Total revenue	$170,688	100.0%	$130,803	100.0%	$39,885	30.5%

Growth in software services revenue in absolute terms was primarily attributable to the net addition of new customers, as the number of large employer and carrier customers increased to 880 as of September 30, 2016 from 758 as of September 30, 2015, as well as volume increases and new products sold to existing customers.

The increase in professional services revenue was attributable to $4.4 million of recognition of implementation services related to newly activated customers and products and other services provided to existing customers. The remaining increase was attributable to the acceleration of the customer relationship period for certain customers.

Segment Revenue

	Nine Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$103,825	60.8%	$64,485	49.3%	$39,340	61.0%
Carrier	66,863	39.2	66,318	50.7	545	0.8
Total revenue	$170,688	100.0%	$130,803	100.0%	$39,885	30.5%

Growth in employer revenue was primarily attributable to a $36.1 million increase in our employer software services revenue, driven primarily by an increase in the number of large employer customers using our platform as of September 30, 2016 as compared to September 30, 2015, as well as volume increases from existing customers. Additionally, employer professional services revenue increased $3.2 million.

The increase in carrier revenue in absolute terms was primarily attributable to a $2.5 million increase in professional services revenue offset by a decrease of $2.0 million in our carrier software services revenue.

Cost of Revenue

	Nine Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$88,159	51.6%	$72,368	55.3%	$15,791	21.8%

The increase in cost of revenue in absolute terms was primarily attributable to a $12.0 million increase in salaries and personnel-related costs to support an increased number of large employer customers and professional fees associated with third-party deliveries.  This increase included an increase in stock-based compensation of $0.8 million. The remaining increase was attributable to professional fees and other operating expenses related to security, technology infrastructure, depreciation and amortization, and facilities costs to support our organization.

Gross Profit

	Nine Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$93,172	62.4%	$73,619	63.9%	$19,553	26.6%
Professional services	(10,643)	(49.8)	(15,184)	(97.3)	4,541	(29.9)
Gross profit	$82,529	48.4%	$58,435	44.7%	$24,094	41.2%

The increase in software services gross profit was driven by a $34.1 million, or 29.6%, increase in software services revenue. This increase was partially offset by a $14.6 million, or 35.0%, increase in software services cost of revenue. Software services cost of revenue included $1.2 million and $0.6 million of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively, and $6.5 million and $7.6 million of depreciation and amortization in each of the nine months ended September 30, 2016 and 2015, respectively.

The improvement in professional services gross loss was driven by a $5.8 million, or 37.0%, increase in professional services revenue, being only partially offset by a $1.2 million, or 4.0%, increase in professional services cost of revenue. Professional services cost of revenue included $0.9 million and $0.6 million of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. In addition, professional services cost of revenue included $0.9 million and $1.0 million in depreciation and amortization for the nine months ended September 30, 2016 and 2015, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, our cost of revenue is expensed as we incur the costs.

Segment Gross Profit

	Nine Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$41,432	39.9%	$23,492	36.4%	$17,940	76.4%
Carrier	41,097	61.5	34,943	52.7	6,154	17.6
Gross profit	$82,529	48.4%	$58,435	44.7%	$24,094	41.2%

The increase in employer gross profit was driven by a $39.3 million, or 61.0%, increase in employer revenue being only was partially offset by a $21.4 million, or 52.2%, increase in employer cost of revenue. The increase in cost of revenue is primarily attributable to increased personnel-related costs to support our customer base as well as increased depreciation and amortization, technology infrastructure costs and security related costs to support our organization. Our employer gross profit included $1.4 million and $0.7 million of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. In addition, our employer gross profit included $4.3 million and $4.0 million of depreciation and amortization for the nine months ended September 30, 2016 and 2015, respectively.

The increase in carrier gross profit was driven by a slight increase in carrier revenue of $0.5 million, or 0.8%, in combination with a decrease in carrier cost of revenue of $5.6 million, or 17.9%. The decrease in cost of revenue is primarily attributable to a decrease in carrier customer-specific development and an increase in platform enhancements and development. Our carrier gross profit included $0.7 million and $0.5 million of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. In addition, our carrier gross profit included $3.1 million and $4.7 million in depreciation and amortization for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$41,942	24.6%	$45,497	34.8%	$(3,555)	(7.8)%
Research and development	$43,276	25.4%	$38,006	29.1%	$5,270	13.9%
General and administrative	$24,415	14.3%	$18,581	14.2%	$5,834	31.4%

The decrease in sales and marketing expense was attributable to compensation costs related to a significant carrier deal that occurred in first quarter of 2015 and a large employer deal in the third quarter of 2015, as well as the departure of the Chief Commercial Officer in the fourth quarter of 2015. Additionally, we experienced efficiencies of $1.0 million in travel-related expenses and a $0.7 million decrease in other operating expenses.

The increase in research and development expense in absolute terms was primarily attributable to a $3.5 million increase in salaries and personnel-related costs due to additional research and development headcount. Included in this increase is an increase in stock-based compensation of $1.8 million that is comprised of $0.5 million for the accrual of separation benefits related to the departure of the former Chief Technology Officer and $1.5 million attributable to equity awards granted to new and existing research and development associates. Additionally, we experienced a $0.9 million increase in engineering consulting fees for assistance in product development and a $0.7 million increase in technology infrastructure costs.

The increase in general and administrative expense was primarily attributable to a $4.5 million increase in salaries and personnel-related costs due to additional general and administrative headcount and the accrual of separation benefits related to the retirement of our former Chief Financial Officer, Milton Alpern. Included in this increase is an increase in stock-based compensation of $2.7 million comprised of $2.4 million attributable to equity awards granted to new and existing general and administrative associates and $0.3 million for the accrual of separation benefits related to the retirement of Mr. Alpern. We also experienced a $1.0 million increase in facilities costs, depreciation expense and technology infrastructure costs.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $50.8 million and $4.5 million in marketable securities, $31.1 million in accounts receivables, net of allowances, and an unused revolving line of credit of $24.8 million. As described below, on October 28, 2016, we expanded our borrowing capacity under this line by up to $35.0 million.

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

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances and resources will be sufficient to meet our cash requirements for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash (used in) provided by:
Operating activities	$(20,863)	$(25,686)
Investing activities	24,860	(48,292)
Financing activities	(1,271)	65,896

Operating Activities

For the nine months ended September 30, 2016 our operating activities used $20.9 million of cash, as $28.8 million for non-cash adjustments were more than offset by our net loss of $33.0 million and $16.7 million of cash used in changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $9.6 million, accrual of interest on financing obligations of $5.1 million, and non-cash stock compensation expense of $13.6 million. The cash used in changes in working capital primarily consisted of a decrease in deferred revenue of $13.8 million, a decrease in accrued compensation and benefits of $3.5 million as the result of timing of payments of accrued amounts, an increase in accounts receivable of $1.7 million and a decrease in accounts payable not associated with the purchase of property and equity of $3.8 million. Changes in working capital that provided cash totaled $6.1 million were primarily comprised of an increase of accrued expenses and other non-current liabilities.

For the nine months ended September 30, 2015, our operating activities used $25.7 million of cash, as $21.7 million for non-cash adjustments and $2.2 million of cash provided by changes in working capital was more than offset by a net loss of $49.6 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $8.7 million, accrual of interest on financing obligations of $5.4 million, and non-cash stock compensation expense of $7.6 million. The cash provided by changes in working capital primarily consisted of an increase in accrued compensation and benefits of $3.4 million, an increase in accrued expenses of $1.8 million, and a decrease in other non-current assets of $1.0 million. The fluctuations of accounts payable, accrued expenses, and other non-current assets resulted from normal timing of payments. These increases were partially offset by an increase in prepaid expenses and other current assets of $1.9 million, an increase in accounts receivable of $0.8 million and a decrease in deferred revenue of $1.8 million, driven in part by the change in the customer relationship period. The increase in accounts receivable is due to the timing of customer payments, and the increase in prepaid expenses and other current assets is due to the timing of purchases.

Investing Activities

For the nine months ended September 30, 2016 and 2015, net cash used in investing activities was $2.0 million and $59.1 million, respectively, for the purchase of short-term investments held to maturity and $10.9 million and $11.0 million, respectively, for the purchase of property and equipment. Additionally, during the nine months ended September 30, 2016 and 2015, the maturity of short-term investments held to maturity provided $37.7 million and $21.9 million, respectively.

Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities was $1.3 million, consisting primarily of payments on the revolving line of credit of $59.0 million, payments of $8.2 million of financing and capital lease obligations, and payments of $0.2 million for the remittance of taxes upon the vesting of restricted stock units. These were offset by $64.0 million in draws on the revolving line of credit and $2.1 million from stock option exercises.

During the first half of 2016, we changed our method of settling tax liabilities associated with the vesting of restricted stock units.  Starting with the April 1, 2016 vest date, we settle the tax liability by selling shares in the market to cover the tax liability, which results in no cash outflow from the Company related to the vesting of restricted stock.

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

In February 2015, we replaced our then existing revolving line of credit with a senior revolving line of credit involving a syndicate of lenders led by Silicon Valley Bank (as amended in June and December 2015 and March 2016). As of September 30, 2016, our revolving line of credit had a borrowing limit of $60.0 million. Borrowing capacity under the revolving line of credit is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the revolving line of credit may be less than the borrowing limit. The outstanding indebtedness under our previous line of credit was repaid with proceeds from our revolving line of credit. Interest is payable monthly. As of September 30, 2016, advances under the revolving line of credit bore interest at the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 1.0% and 1.5%. We are charged for amounts unused under this arrangement at a rate based on our liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

On September 1, 2016, we entered into a waiver to our revolving line of credit agreement for not complying with its minimum required cash balance as of July 31, 2016.

On October 28, 2016, we amended our revolving line of credit agreement. The amendment expands the borrowing capacity to $95 million and extends the termination date to February 20, 2020. It also alters certain definitions in the revolving line of credit agreement, including modifying the alternate base rate to the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 0.75% and 1.25%, and waives any default that may have occurred as a result of certain indebtedness incurred by us and our subsidiaries and the disclosure to the lenders of registered intellectual property.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At September 30, 2016, we had borrowings under the revolving line of credit of $35.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.4 million change in our annual interest expense on our outstanding borrowings at September 30, 2016. Any debt we incur in the future may also bear interest at variable rates.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Shawn A. Jenkins, our Chief Executive Officer (principal executive officer), and Jeffrey M. Laborde, our Chief Financial Officer (principal financial and accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of September 30, 2016, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2016.

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

We experienced net losses of $62.1 million, $63.2 million, and $30.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, and net losses of $33.0 million and $49.6 million for the nine months ended September 30, 2016 and 2015, respectively. We cannot assure that we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses. These expenditures might make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on July 29, 2016, the first trading day after we publically announced the resignation of our former Chief Financial Officer, our stock price dropped almost $1.50 per share, or 3.4%, to $43.00.

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

The sales cycle for our products and services can be variable, averaging approximately four months in our employer market segment and 15 months in our carrier market segment, each from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures.

After a customer contract is signed, we provide an implementation process for the customer during which we establish and test appropriate integrations, connections and registrations, load data into our system, and train customer personnel. Our implementation cycle is also variable, typically ranging from approximately four to five months for employer implementations and from approximately eight to 10 months for complex carrier implementations, each from contract execution to completion of implementation. Some of our new customer projects are complex and require a lengthy set-up period and significant implementation work. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our products and services, but accounting principles do not allow us to recognize the resulting revenue until implementation is complete and the services are available for use, at which time we begin recognition of implementation revenue over the longer of the life of the contract or the expected life of the customer relationship. Each customer’s situation is different, and unanticipated difficulties and delays might arise as a result of failure by us or by the customer to complete our respective responsibilities. If implementation periods are extended, revenue recognition could be delayed and our financial condition might be adversely affected. In addition, cancellation of any implementation after it has begun might result in lost time, effort, and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.

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

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in 2015 three of our executive officers announced they were leaving the Company or transitioned into different roles, and in 2016 we hired a new Chief Technology Officer, a new Chief Financial Officer who subsequently resigned for family reasons, and his replacement. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

Some of our current large competitors have greater name recognition, longer operating histories, and significantly greater resources than we do. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. In addition, current and potential competitors have established, and might in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their products in the marketplace. Accordingly, new competitors or alliances might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Further, in light of these advantages, even if our products and services are more effective than those of our competitors, current or potential customers might accept competitive offerings in lieu of purchasing our offerings. Increased competition is likely to result in pricing pressures, which could negatively impact our sales, profitability, or market share. In addition to new niche vendors, who offer standalone products and services, we face competition from existing enterprise vendors, including those currently focused on software solutions that have information systems in place with potential customers in our target market. These existing enterprise vendors might promise products or services that offer ease of integration with existing systems and which leverage existing vendor relationships. In addition, large insurance carriers often have internal technology staffs and proprietary software for benefits management, making them less likely to buy our solutions.

The market for our products and services is immature and volatile, and if it does not develop or if it develops more slowly than we expect, the growth of our business will be harmed.

The cloud-based benefits management software market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of employers, carriers, and consumers to increase their use of benefits management software. Many employers and carriers have invested substantial personnel and financial resources to integrate internally developed solutions or traditional enterprise software into their businesses for benefits management, and therefore might be reluctant or unwilling to migrate to our cloud-based solutions. Furthermore, some businesses might be reluctant to use cloud-based solutions because they have concerns about the security of their data and the reliability of the technology delivery model associated with these solutions. If employers, carriers and consumers do not perceive the benefits of our solutions, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we might make errors in predicting and reacting to relevant business trends, which could harm our business.

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

If we do not continue to innovate and provide products and services that are useful to consumers, employers, insurance carriers and brokers, and provide high quality support services, we might not remain competitive, and our revenue and operating results could suffer.

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

We sell our products and services pursuant to agreements that are generally one year for employers and three to five years for carriers. While our employer contracts generally automatically renew on an annual basis, our carrier customers have no obligation to renew their contracts after their contract period expires, and these contracts might not be renewed on the same or on more profitable terms if at all. Additionally, some of our carrier customers are able to terminate their respective contracts without cause or for convenience, although generally our carrier contracts are only cancellable by the carrier in an instance of our uncured breach. As a result, our ability to grow depends in part on the continuance and renewal of our carrier contracts. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their level of satisfaction or dissatisfaction with our services, the cost of our services, the cost of services offered by our competitors, or reductions in our customers’ spending levels. If our carrier customers terminate or do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality or products, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

A significant amount of our revenue is derived from our largest customers, and any reduction in revenue from any of these customers would reduce our revenue and net income.

Our ten largest customers by revenue accounted for approximately 42.4%, 40.4% and 47.4% of our consolidated revenue in each of 2015, 2014 and 2013, respectively. Our largest customer by revenue accounted for approximately 9.7%, 9.4% and 9.5% of our revenue in each of 2015, 2014 and 2013, respectively. In addition, one customer represented 22.2% of our accounts receivable at December 31, 2015 and another represented 13.3% at December 31, 2014. If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules might apply under state tax laws. Future issuances of our stock could cause an ownership change for these purposes. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

We might be unable to adequately protect, and we might incur significant costs in enforcing, our intellectual property and other proprietary rights.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have five U.S., three Chinese, two Japanese, one Hong Kong, one Taiwanese and one Australian patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

An element of our growth strategy is to expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	unstable regional political and economic conditions, such as those caused by the U.S. presidential election or the recent vote by the U.K. to exit from the European Union;
•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•	data privacy laws which require that customer data be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. The outcome of the U.S. presidential and other elections in 2016 could have a significant impact on the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

PPACA. Governmental oversight punctuated with the passage of the Patient Protection and Affordable Care Act, or PPACA, has led to an increasingly intricate regulatory framework under which health benefits are obtained, delivered, accessed, and maintained. Although many of the provisions of PPACA do not directly apply to us, PPACA might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges under PPACA and state Medicaid expansion, and the number of states  that have chosen to implement the Medicaid expansion or adopt state-specific exchanges remains in flux . Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. Congress also has repeatedly but unsuccessfully attempted to repeal PPACA, and we are unable to predict the impact of any such pending or future attempts.

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

Violations of the Privacy Standards and Security Standards might result in civil and criminal penalties, and ARRA increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. For example, ARRA authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of Privacy Standards and Security Standards that threaten the privacy of state residents. Moreover, the U.S. Department of Health and Human Services’ Office for Civil Rights (“OCR”) launched a formal HIPAA audit program. The audits are intended to assess compliance with HIPAA by both Covered Entities and Business Associates and will be conducted by OCR with assistance from a third party vendor. Issues identified during the audits may result in agency-imposed corrective action plans or civil monetary penalties.

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

In addition to the Privacy Standards and Security Standards, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical and/or health information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them. Failure by us to comply with any state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. Such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.

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

The Goldman Sachs Group, affiliates of which owned approximately 21.1% of the voting and economic interest in our business at Septmber 30, 2016, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is very new. From our IPO in September 2013 through September 30, 2016, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2016, we had an aggregate of 29,673,292 shares of common stock outstanding. As of September 30, 2016, there also were outstanding options, restricted stock units and warrants to purchase 3,496,889 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144.

On November 12, 2013 and June 7, 2016, we also registered an aggregate of 6,399,766 shares of our common stock that we may issue or sell under our stock plans, including the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of September 30, 2016, our directors, executive officers, and their affiliated entities beneficially owned approximately 40.8% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 21.0%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of September 30, 2016, these stockholders collectively beneficially owned approximately 38.3% of our common stock. Pursuant to the voting agreement, the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Provisions of our certificate of incorporation and bylaws and Delaware law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;
•	advance notice requirements for stockholder proposals and nominations;
•	limitations on the ability of stockholders to call special meetings;
•	the inability of stockholders to act by written consent;
•	the inability of stockholders to cumulate votes at any election of directors;
•	the classification of our board of directors into three classes with only one class, representing approximately one-third of our directors, standing for election at each annual meeting; and
•	the ability of our board of directors to make, alter or repeal our bylaws.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc., adopted by the Board of Directors on August 26, 2013	S-1/A	333-190610	3.2	September 5, 2013

3.2.1	Amended and Restated Bylaws of Benefitfocus, Inc., adopted by the Board of Directors on September 15, 2016	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.27	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.	DEF 14A			April 22, 2016

10.28	Waiver to Credit Agreement, dated as of September 1, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.28	September 1, 2016

10.29	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders. +	8-K	—	10.29	October 31, 2016

10.30	Employment Agreement effective September 15, 2016, by and between Benefitfocus.com, Inc. and Jeffrey M. Laborde. #	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.
+	Confidential treatment requested with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2016

Benefitfocus, Inc.

By:	/s/ Jeffrey M. Laborde
Jeffrey M. Laborde
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Incorporated by Reference (Unless Otherwise Indicated)
		Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1.3	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc., adopted by the Board of Directors on August 26, 2013	S-1/A	333-190610	3.2	September 5, 2013

3.2.1	Amended and Restated Bylaws of Benefitfocus, Inc., adopted by the Board of Directors on September 15, 2016	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.3	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.3.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.5	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015	10-K	—	4.5	February 27, 2015

10.2	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.3	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.4	2012 Stock Plan, as amended.#	DEF 14A			April 25, 2014

10.5	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.6	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.7	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.7.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.11	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.12	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.27	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.	DEF 14A			April 22, 2016

10.28	Waiver to Credit Agreement, dated as of September 1, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.28	September 1, 2016

10.29	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders. +	8-K	—	10.29	October 31, 2016

10.30	Employment Agreement effective September 15, 2016, by and between Benefitfocus.com, Inc. and Jeffrey M. Laborde. #	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.
+	Confidential treatment requested with respect to portions of this exhibit.