Form 10-K
period 2016-12-31
Benefitfocus,Inc.
filed 2017-02-24
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2016 (based on the closing sale price of $38.12 on that date), was approximately $373,329,249. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 17, 2017 was 30,714,527.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders currently scheduled to be held on June 2, 2017 are incorporated by reference into Part III hereof.

Benefitfocus, Inc.

Form 10-K

For Year Ended December 31, 2016

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

Item 1. Business.

Overview

Benefitfocus provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers, and brokers. The Benefitfocus Platform simplifies how organizations and individuals shop for, enroll in, manage and exchange benefits. Our employer and insurance carrier customers rely on our platform to manage, scale and exchange benefits data seamlessly. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and voluntary benefits offerings such as income protection, digital health and financial wellness. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform has grown.

The Benefitfocus Platform enables our customers to simplify the management of complex benefits processes, from sales through enrollment and implementation to ongoing administration. It provides consumers with an engaging, highly intuitive, and personalized user interface for selecting and managing all of their benefits via their desktop browsers or mobile devices. Employers use our solutions to streamline benefits processes, keep up with complex and changing regulatory requirements, control costs, and offer a greater variety of plans to attract, retain, and motivate their employees. Insurance carriers use our solutions to more effectively market offerings, simplify billing, and improve the enrollment process. We also provide a network of more than 1,500 benefit provider data exchange connections, which facilitates the otherwise highly fragmented interaction among employees, employers, and carriers.

We serve two separate but related market segments. Our fastest growing market segment, the employer market, consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are over 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem. As of December 31, 2016, we served 833 large employer customers, an increase from 141 in 2010, and 53 carrier customers, an increase from 29 in 2010.

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with our employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly, quarterly and annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Our software-as-a-service, or SaaS, model provides us significant visibility into our future operating results through increased revenue predictability, which enhances our ability to manage our business. Our company was founded in 2000, and we currently employ approximately 1,430 associates.

Industry Background

The administration and distribution of benefits to employees is a mainstay of the U.S. economy. Providing these benefits is costly and complex and requires the exchange of information, application of rules, and transfer of funds among a wide variety of constituents, including consumers, employers, insurance carriers, brokers, benefits outsourcers, payroll processors, and financial institutions. According to IBISWorld calculations, in 2016, the market for HR benefits administration in the United States is expected to grow to over $56 billion. In addition, Gartner estimates that in 2015, the U.S. insurance industry spent approximately $62 billion on software and related services.1

The variety and complexity of core benefits plans, including healthcare, dental, life, and disability insurance continues to grow. The Benefitfocus 2016 annual market research report, The State of Employee Benefits, indicates that a higher proportion of benefits offerings are shifting to high-deductible health plans coupled with health savings accounts. This added complexity places greater potential cost burden on employees and creates a greater need for employers to educate employees on becoming more informed healthcare consumers. To help employees cover added cost burdens, employers are increasingly offering a wider range of voluntary benefits plans, such as critical illness, supplemental income, and financial wellness programs. Current point and legacy systems are inadequate to efficiently manage the complexity, regulation, and the involvement of multiple parties, driving the need for an enterprise benefits management system to improve operational efficiency along the entire benefits value chain.

Employer Market

Currently, we believe there are over 18,000 entities that employ more than 1,000 individuals. A significant and growing portion of employers’ costs is non-salary benefits, such as the health insurance, that they provide to their employees. With healthcare and other premiums increasing, senior executives are prioritizing benefits administration in their organizations and searching for ways to contain costs without sacrificing benefits. In addition, the expense burden continues to shift to employees. Employees’ contributions to premiums for health insurance have grown from approximately $318 per employee in 1999 to approximately $1,129 per employee in 2016. Employers recognize the importance of offering a greater variety of core and voluntary benefits as a means to attract, motivate, and retain employees. They must maintain relationships with multiple insurance carriers and many other benefits providers, placing a substantial administrative burden on their organizations.

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

[1]	Gartner, Forecast: Enterprise IT Spending by Vertical Industry Market, Worldwide, 2014-2020 4Q16 Update, United States Insurance Market Spending on Software, IT Services, and Internal Services.

The Gartner Report described herein, (the "Gartner Report") represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report) and the opinions expressed in the Gartner Report are subject to change without notice.

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

Governmental oversight, punctuated with the Patient Protection and Affordable Care Act, or PPACA, has led to an increasingly dynamic regulatory framework under which health benefits are delivered, accessed, and maintained. Despite uncertainty regarding the long-term viability of PPACA, we expect digital transformation of healthcare benefits to continue in the form of public and private exchanges – online marketplaces that allow insurance carriers to compete directly for new members. We expect private exchanges will be less rigid, promoting both health and non-health benefits, with substantially fewer rules around the types of benefits offered. As insurance carriers continue to bolster their retail distribution capabilities, we believe they will require consolidation of technology solutions to improve operational efficiency and attract additional members through private exchanges.

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

Reduce Administrative Costs.     The Benefitfocus Platform allows carriers to consolidate IT systems, automate and simplify various aspects of the benefits administration process, such as enrollment, plan changes, eligibility updates, and billing, from one centralized location.

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

Deepen our Relationships with our Existing Customer Base.    We are deepening our employer relationships by continuing to provide a unified platform with a growing list of additional solutions to manage increasingly complex benefits processes and simplify the distribution and administration of employee benefits. We are expanding our carrier relationships through both the upsell of additional software products and increased adoption across our carriers’ member populations.

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

Further Develop our Partner Ecosystem.    We have established strong relationships with organizations such as Mercer, SAP, Allstate Insurance Company, Equifax, WageWorks, and others in a variety of industries to deliver best-in-class applications to our customers. We plan to continue to invest in our integration infrastructure to allow third parties and customers to build custom applications on the Benefitfocus Platform and create deep integrations between their systems and ours.

Leverage our Corporate Culture.    We believe our culture benefits our associates and customers and supports our growth. We plan to continue to invest in our culture to help attract and retain top design and engineering professionals who are not only passionate about Benefitfocus and motivated to create superior software technology, but also passionate about contributing positively to their communities.

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

•

BenefitStore is a turnkey solution, enabled by BenefitStore, Inc., a wholly owned subsidiary insurance agency, that makes available directly to employees a broad array of voluntary and ancillary benefits through insurance consulting and brokerage services for employer sponsored and individual products such as transit, supplemental life and disability, among others, to provide a more comprehensive and customizable benefits package.

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
•

SAP SuccessFactors provides employee performance management solutions. We partnered with them to create a full HR and benefits management suite that combines employee talent, profile, and core HR information to help drive employee onboarding, promotion, and development. The SAP SuccessFactors suite of products provides an enterprise-class system of record, as well as powerful analytics and intuitive tools.

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

Employer Customers	Carrier Customers
Amerigas Propane, Inc.	Aetna Life Insurance Company
Brooks Brothers Group, Inc.	Allstate Insurance Company
Cancer Treatment Centers of America Global, Inc.	Anthem, Inc. (formerly Wellpoint, Inc.)
Columbia Sportswear Company	Blue Cross and Blue Shield of Florida, Inc.
Fender Musical Instruments Corporation	Blue Cross and Blue Shield of South Carolina, Inc.
Rush University Medical Center
Under Armour, Inc.

During the year ended December 31, 2016, one customer accounted for 11.4% of total revenue. No other customer accounted for more than 10% of our total revenue.

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

We host our applications and serve all of our customers from two redundant data centers in separate locations. We rely on third-party vendors to operate these data centers, which are designed to host mission-critical computer systems and have industry-standard measures in place to minimize service interruptions. Our technical operations staff manages the technology stacks supporting the Benefitfocus Platform and uses automated monitoring tools throughout our system to detect unusual events or malfunctions that could interfere with our customers’ or partners’ use of the Benefitfocus Platform. We monitor application health by verifying that all applications, interfaces and supporting middleware are operational. If our monitoring tools detect a problem, our technical operations staff receives notice, who responds immediately to diagnose and resolve the problem. We take the security of our data and our systems very seriously, and we focus on minimizing the risk of vulnerabilities in our system at every level of software design and system and network administration.

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

Competition

While we do not believe any single competitor offers similarly expansive software solutions, we face competition from various sources, many of which have greater resources than us. Competition in our employer segment includes:

•	ERP software companies, including Oracle (PeopleSoft), Infor (Lawson) and Workday each offering a cloud-based benefits administration software solution;
•	HR outsourcing companies, including companies such as Towers Watson, both of which have recently launched benefits exchange solutions;
•	payroll service providers, including ADP and Paychex, both of which have expanded their core payroll services to include some form of cloud-based benefits administration services; and
•	various niche software vendors.

Competitors in our carrier segment include:

•	insurance carriers that have invested in internally developed benefit management solutions;
•	member services companies, including those providing web-based subscriber enrollment and claims adjudication services, such as Trizetto (acquired by Cognizant) and DST Health Solutions; and
•	various niche software vendors.

We believe that competition for benefits software and services is based primarily on the following factors:

•	capability for customization through configuration, integration, security, scalability, and reliability of applications;
•	competitive and understandable pricing;
•	breadth and depth of application functionality;
•	size of customer base and level of user adoption;
•	extensive data exchange network;
•	cloud-based delivery model;
•	dynamic communication capabilities with contextual media, animation, and acknowledgement tools;
•	ability to integrate with legacy enterprise infrastructures and third-party applications;
•	domain expertise in benefits and healthcare consumerism;
•	extensive base of rules and event-driven benefit eligibility and enrollment;

•	accessible on any browser or mobile device;
•	modern and adaptive technology platform;
•	access to third-party apps;
•	clearly defined implementation timeline;
•	customer-branding and styling; and
•	ability to innovate and respond to customer and legislative needs rapidly.

We believe that we compete effectively based upon all of these criteria, and that we are likely to continue to retain a high percentage of our customers from year to year. Nonetheless, we believe that the increasing acceptance of automated solutions in the healthcare marketplace and the adoption of more sophisticated technology and continuing legislative reform will result in increased competition, including potentially from large software companies with greater resources than ours. Other companies might develop superior or more economical service offerings that our customers could find more attractive than our offerings. Moreover, the regulatory landscape might shift in a direction that is more strategically advantageous to competitors.

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

Our research and development expenses were $56.6 million, $52.3 million and $41.7 million for the years December 31, 2016, 2015 and 2014, respectively.

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

We use numerous trademarks for our products and services, and “Benefitfocus”, “HR InTouch”, “HR InTouch Marketplace”, “All Your Benefits. One Place.”, “All Your Benefits. In Your Pocket.”, and “Shop. Enroll. Manage. Exchange.” are registered marks of Benefitfocus in the United States. Through claimed common law trademark protection, we also protect other Benefitfocus marks which identify our services, such as Benefitfocus eEnrollment, Benefitfocus eBilling, Benefitfocus eExchange, and Benefitfocus eSales, and we have reserved numerous domain names, including “benefitfocus.com”. We also have registered trademarks and pending trademark applications in foreign jurisdictions such as Australia, Canada, India, Israel, Ireland, New Zealand, South Africa, and the United Kingdom.

We have been granted five U.S. patents (utility patents) and have five U.S. patent applications (all for utility patents) pending. Our first patent, which protects specified systems and methods for the automatic creation of agent-based systems, was issued in April 2013 and will not expire until May 2030. Our second patent, which protects specified systems and methods for secure agent information, was issued in October 2013 and will not expire until November 19, 2030. Our third patent, which protects registration and execution of highly concurrent processing tasks, was issued in January 2015 and will not expire until February 2032. Our two patents issued in 2016 and expiring in 2033 protect systems and methods for classifying and analyzing computer system runtime events and intercepting and adjusting for behaviors through the configuration of computer system runtime settings. We also have two Chinese, two Japanese and one Australian, Taiwanese, and Hong Kong patents and a number of pending patent applications under foreign jurisdictions and treaties, such as Australia, Canada, China, Hong Kong, India, Japan, South Korea, Taiwan, the European Patent Convention, and the Patent Cooperation Treaty.

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

Requirements of PPACA

Our business could be affected by changes in healthcare spending. In March 2010, President Obama signed into law PPACA. PPACA changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. PPACA required states to expand Medicaid coverage significantly and establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and provided subsidies to states to create non-Medicaid plans for certain low-income residents.

Although numerous lawsuits challenged the constitutionality of PPACA, the U.S. Supreme Court upheld the constitutionality of PPACA except for provisions that would have allowed the U.S. Department of Health and Human Services, or HHS, to penalize states that did not implement the Medicaid expansion with the loss of existing federal Medicaid funding. Consequently, a number of states opted out of the Medicaid expansion. Since that time, several states that initially opted out of the Medicaid expansion changed their minds and expanded Medicaid after all. While many of the provisions of PPACA will not be directly applicable to us, PPACA, as currently implemented, might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges, though it is unclear how many states will decline to implement the Medicaid expansion or adopt state-specific exchanges.

The long-term viability of PPACA is also currently in doubt. We expect that the U.S. federal government will seek to modify, repeal, or otherwise invalidate all, or certain provisions of PPACA.  For instance, on January 20, 2017, an executive order was issued which stated that it is the U.S. federal government’s policy to seek the prompt repeal of PPACA, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of PPACA to the maximum extent permitted by law. Should Congress or the courts modify, repeal or otherwise invalidate PPACA or any parts of its provisions, the business of our customers could be substantially affected.

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

In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions, known as Version 5010. The use of Version 5010 became mandatory on January 1, 2012, but CMS delayed enforcement until July 1, 2012. The use of the ICD-10 code sets was originally required by October 1, 2013, but HHS extended this deadline twice, with a final implementation date of October 1, 2015. It is not known whether HHS will further the delay implementation of the ICD-10 code sets. We have modified our systems and processes to implement these changes.

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

Banking Regulation

The Goldman Sachs Group, affiliates of which owned approximately 20.5% of the voting and economic interest in our business as of December 31, 2016, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. As a result, although we do not engage in banking operations, we are subject to regulation, supervision, examination and potential enforcement action by the Board of Governors of the Federal Reserve System, or the Federal Reserve, and to most banking laws, regulations and orders that apply to The Goldman Sachs Group. In addition, certain restrictions applicable to Goldman Sachs under the BHC Act apply to the Company as well, and we may be subject to regulatory oversight and examination because we are a technology service provider to regulated financial institutions. The bank regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors rather than our stockholders. Because of The Goldman Sachs Group’s status as a bank holding company and a financial holding company, we have agreed to certain covenants for the benefit of The Goldman Sachs Group that are intended to facilitate its compliance with the BHC Act.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law by President Obama on July 21, 2010, including Title VI known as the “Volcker Rule”. US financial regulators approved final rules to implement the Volcker Rule in December 2013. The Volcker Rule, in relevant part, restricts banking entities from proprietary trading (subject to certain exemptions) and from acquiring or retaining any equity, partnership or other interests in, or sponsoring, a private equity fund, subject to satisfying certain conditions, and from engaging in certain transactions with funds. On February 3, 2017, President Trump signed an executive order entitled “Presidential Executive Order on Core Principles for Regulating the United States Financial System”. The executive order requires the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council (including the Federal Reserve) and report to the president within 120 days of the date of the executive order on the extent to which existing laws, regulations, and other policies promote the core principles outlined in the order. The report must also identify any laws, regulations, and other policies that inhibit financial regulation in a manner consistent with the core principles. The extent to which this executive order may ultimately result in changes to financial services laws, regulations, and policies applicable to us is not currently known.

Under the current legislation, we will continue to be deemed to be controlled by The Goldman Sachs Group for purposes of the BHC Act and, therefore, we will continue to be subject to regulation by the Federal Reserve and to the BHC Act, as well as certain other banking laws, regulations and orders that apply to The Goldman Sachs Group. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for bank regulatory purposes, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us. We cannot predict the ownership level at which the Federal Reserve would consider us no longer controlled by The Goldman Sachs Group, but it could be less than 10%.

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

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal years ended December 31, 2016, 2015 and 2014.

Corporate Information

We were incorporated in June 2000 as Benefitfocus.com, Inc., a South Carolina corporation. In September 2013, we reincorporated in Delaware as Benefitfocus, Inc. Our principal executive offices are located at 100 Benefitfocus Way, Charleston, South Carolina 29492, and our phone number is (843) 849-7476. Our website address is www.benefitfocus.com. The information on, or that can be accessed through, our website is not part of this report. We currently employ approximately 1,430 associates.

Executive Officers

The following table sets forth information concerning our executive officers as of February 24, 2017:

Name	Age	Position
Shawn A. Jenkins	49	Chief Executive Officer, Director
Raymond A. August	55	President and Chief Operating Officer
Mason R. Holland, Jr.	52	Executive Chairman, Director
Jeffrey M. Laborde	44	Chief Financial Officer, Treasurer, Assistant Secretary
James P. Restivo	56	Chief Technology Officer

Shawn A. Jenkins—Chief Executive Officer and Director

Shawn Jenkins, one of our founders, has been our Chief Executive Officer and a member of our board of directors since our founding in June 2000, and in addition to these roles, served as our President from June 2000 to March 2015. Prior to founding Benefitfocus, from 1995 to 2000, he served as Vice President with American Pensions, Inc., leading sales, operations, and technology. From 1994 to 1995, Mr. Jenkins was a program analyst with Rockwell Automation Inc. (NYSE:ROK). Mr. Jenkins serves on the Advisory Board for the School of Computing at Clemson University, Medical University of South Carolina Foundation Board of Directors, College of Charleston Board of Governors, and Charleston Southern University Board of Visitors. He previously served as Chairman of the Growing Forward Campaign for the Lowcountry Food Bank. Mr. Jenkins received an M.B.A. from Charleston Southern University and a B.A. from Geneva College in Beaver Falls, Pennsylvania.

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

Mason R. Holland, Jr.—Executive Chairman of the Board

Mason Holland, one of our founders, has been our Executive Chairman and a member of our board of directors since our founding in June 2000. Mr. Holland is responsible for the coordination of strategic partnerships with industry leaders and client relations. Mr. Holland founded American Pensions, Inc. in 1988, serving as its Chairman and President from 1988 to 2003. Mr. Holland’s other ventures have included establishing Holland Properties, LLC, a real estate development firm, in 1989, and acquiring Eclipse Aerospace, Inc., a jet aircraft manufacturer, in May 2009, for which he served as Chairman and Chief Executive Officer until its merger with Kestrel Aircraft in April 2015 to form ONE Aviation. Mr. Holland has served as Chairman of ONE Aviation since its formation. Mr. Holland attended Old Dominion University in Norfolk, Virginia.

Jeffrey M. Laborde—Chief Financial Officer, Treasurer, Assistant Secretary

Jeffrey Laborde began serving as our Chief Financial Officer in September 2016. He also serves as our Treasurer and Assistant Secretary. From June 2015 to July 2016, Mr. Laborde served as the Chief Financial Officer of Infor, Inc. From July 2012 to April 2015, he was the Chief Financial Officer of SumTotal Systems, LLC. Mr. Laborde served the Goldman, Sachs & Co. Technology, Media & Telecom Investment Banking Group as a Managing Director from December 2008 to June 2012 and as a Vice President in the same group from May 2006 to November 2008. Prior to that, Mr. Laborde was a Vice President in Credit Suisse First Boston Corporation’s Technology Investment Banking Group and an auditor for Arthur Andersen LLP in its Audit and Business Advisory – Enterprise Group. Mr. Laborde received his M.B.A. from The Wharton School at the University of Pennsylvania and his B.S. in Commerce, Business Administration and Accounting from Washington and Lee University.

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

As of December 31, 2016, we had approximately 1,430 full-time associates, or employees. None of our associates is represented by a labor union, and we consider our current relations with our associates to be good.

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

We experienced net losses of $ 40.1 million, $62.1 million, and $63.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;
•	the extent to which our products and services achieve or maintain market acceptance;
•	changes in the regulatory environment related to benefits and healthcare;
•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;
•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	regulatory compliance costs;

•	the timing, size, and integration success of potential future acquisitions; and
•	unforeseen legal expenses, including litigation and settlement costs.

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

Changes in, or interpretations of, existing accounting principles, including regarding revenue recognition and accounting for leases, and their implementation could have an adverse impact on our reported financial results.

We prepare our financial statements in accordance with U.S. GAAP. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions.  For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update on revenue recognition, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard will be effective for us beginning January 1, 2018.  While we are continuing to assess all potential impacts of the standard, it has initially identified certain areas that might be more significantly affected, including the timing of revenue recognition for professional services and accounting for sales commissions.  In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which will be effective beginning January 1, 2019 with early adoption permitted, also introduces new disclosure requirements for leasing arrangements. We are currently evaluating the impact of this update on the consolidated financial statements, which could be material, given our related party leases. Implementation of these new standards, and any future accounting pronouncements, implementation guidelines or interpretations, could have an adverse impact on our reported financial results, require that we make significant changes to our systems, processes and controls, or the way we conduct our business.

We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in 2015 three of our executive officers announced they were leaving the Company or transitioned into different roles, and in 2016 we hired a new Chief Technology Officer, a new Chief Financial Officer who subsequently resigned for family reasons, and his replacement. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for sales people and for engineers with high levels of experience in designing and developing software and Internet-related services. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with SaaS experience and/or experience working with the benefits market is limited overall and specifically in Charleston, South Carolina, where our principal office is located. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have and are located in geographic areas, like Silicon Valley, that may attract more qualified technology workers.

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

Our ten largest customers by revenue accounted for approximately 42.9%, 42.4% and 40.4% of our consolidated revenue in each of 2016, 2015 and 2014, respectively. Our largest customer by revenue accounted for approximately 11.4% and 8.5% of our revenue in each of 2016 and 2015, respectively. In addition, one customer represented 14.0% of our accounts receivable at December 31, 2016 and another represented 12.8% and 22.2% at December 31, 2016 and 2015, respectively. If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Mercer LLC, or Mercer, and its affiliates, SAP SE, and others such as technology and content providers, and third party system integrators. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our expanded relationship with and February 2015 sale of stock to Mercer increases our reliance on it and related risks, including Mercer’s competitors being less likely to do business with us. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

General worldwide economic conditions have experienced significant downturns in the past, and market volatility and uncertainty remain widespread, including as a result of the U.S. presidential administration change.  All of this makes it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits, or HR budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition, and/or loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2022 for federal and state purposes. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, which if not utilized will begin to expire in 2020. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have five U.S., two Chinese, two Japanese and one Australian, Taiwanese, and Hong Kong patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

We believe that our future growth will depend on the development of our direct sales force and its ability to obtain new customers and to manage our existing customer base. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. For example, reduction of our salesforce in 2016 negatively impacted sales, and as a result, revenue going forward. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our growth will be impeded.

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

An element of our growth strategy is to expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•

unstable regional political and economic conditions, such as those caused by the 2016 U.S. presidential election and subsequent administration change, or the 2016 vote by the U.K. to exit from the European Union;

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

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Oracle Corporation and Microsoft Corporation, and routers and network equipment from Cisco, Dell and Hewlett-Packard Company. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software might not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. The outcome of the U.S. presidential and other elections in 2016 could have a significant impact on the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

PPACA. Governmental oversight punctuated with the passage of the Patient Protection and Affordable Care Act, or PPACA, has led to an increasingly intricate regulatory framework under which health benefits are obtained, delivered, accessed, and maintained. Although many of the provisions of PPACA do not directly apply to us, PPACA might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges under PPACA and state Medicaid expansion, and the number of states that have chosen to implement the Medicaid expansion or adopt state-specific exchanges remains in flux. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. Congress also has repeatedly but unsuccessfully attempted to repeal PPACA, and particularly after the presidential and Congressional elections of 2016, we are unable to predict the impact of any such pending or future attempts.

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

The Goldman Sachs Group, affiliates of which owned approximately 20.5% of the voting and economic interest in our business at December 31, 2016, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our IPO in September 2013 through December 31, 2016, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	changes in laws or regulations relating to the sale of health insurance;
•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•	any major change in our management;
•	threatened or actual litigation;
•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock by existing stockholders; and
•	general political and economic conditions.

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

As of December 31, 2016, we had an aggregate of 30,429,014 shares of common stock outstanding. As of December 31, 2016, there also were outstanding options, restricted stock units and warrants to purchase 2,779,147 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144.

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

As of December 31, 2016, our directors, executive officers, and their affiliated entities beneficially owned approximately 40.3% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 20.5%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of December 31, 2016, these stockholders collectively beneficially owned approximately 37.8% of our common stock. Pursuant to the voting agreement, the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2016, we occupied approximately 288,000 square feet on the Daniel Island Executive Center campus in Charleston, South Carolina. This office space is leased under leases expiring in 2031.  We have a cancelable agreement in place to have a four-story office building of approximately 145,000 square feet built and we have an option to have a two-story welcome center of approximately 18,500 square feet built.

As of December 31, 2016, we also leased facilities in Greenville, South Carolina; North Charleston, South Carolina; and Tulsa, Oklahoma.

We believe that our current and planned facilities are sufficient for our needs. We may add other facilities or expand existing facilities as we expand our associate base and geographic markets in the future, and we believe that suitable additional space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Market under the symbol “BNFT” since September 18, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low intraday sales prices per share of our common stock as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2016
First quarter	$35.72	$21.04
Second quarter	$41.24	$29.18
Third quarter	$44.98	$36.10
Fourth quarter	$42.49	$24.55

Year Ended December 31, 2015
First quarter	$41.35	$19.58
Second quarter	$47.49	$31.18
Third quarter	$46.43	$28.91
Fourth quarter	$41.98	$27.55

As of December 31, 2016, we had 62 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

	Base Period
Company / Index	9/18/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Benefitfocus, Inc.	$100.00	$107.82	$61.33	$67.96	$55.46
S&P 500 Index	$100.00	$107.12	$119.32	$118.45	$129.75
S&P 1500 Application Software Index	$100.00	$107.46	$120.00	$143.70	$154.95

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years December 31, 2016, 2015, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013, and 2012 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Revenue(1)	$233,335	$185,143	$137,420	$104,752	$81,739
Cost of revenue(2)	120,681	102,851	87,470	62,411	44,400
Gross profit	112,654	82,292	49,950	42,341	37,339
Operating expenses:
Sales and marketing(2)	55,488	58,589	48,467	36,072	27,905
Research and development(2)	56,584	52,250	41,729	23,532	14,621
General and administrative(2)	32,750	25,727	18,657	10,974	7,494
Change in fair value of contingent consideration	–	–	–	(43)	121
Total operating expenses	144,822	136,566	108,853	70,535	50,141
Loss from operations	(32,168)	(54,274)	(58,903)	(28,194)	(12,802)
Total other expense, net	(7,873)	(7,785)	(4,251)	(2,198)	(1,987)
Loss before income taxes	(40,041)	(62,059)	(63,154)	(30,392)	(14,789)
Income tax expense (benefit)	17	25	25	(31)	84
Net loss	$(40,058)	$(62,084)	$(63,179)	$(30,361)	$(14,873)
Net loss per common share--basic and diluted	$(1.35)	$(2.19)	$(2.51)	$(2.99)	$(3.09)
Weighted-average common shares outstanding--basic and diluted	29,589,857	28,344,680	25,207,099	10,144,243	4,812,632
Other Financial Data
Adjusted EBITDA(3)	$(1,097)	$(32,160)	$(43,844)	$(18,915)	$(3,594)

(1)

In the first quarter of 2015 we decreased the estimated expected life of our customer relationships for both employer and carrier customers from 10 to 7 years.  This change shortened the term over which we will recognize our deferred revenue and results in more revenue recognized in each period after the change.

(2)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$2,798	$1,950	$986	$274	$195
Sales and marketing	3,213	2,861	1,395	171	68
Research and development	4,532	2,399	1,376	255	130
General and administrative	7,545	3,244	1,831	502	319

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

Our Segments

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Revenue from external customers by segment:
Employer	$140,522	$94,842	$62,016	$40,656	$23,760
Carrier	92,813	90,301	75,404	64,096	57,979
Total net revenue from external customers	$233,335	$185,143	$137,420	$104,752	$81,739
Gross profit by segment
Employer	$53,031	$33,655	$16,186	$13,316	$9,810
Carrier	59,623	48,637	33,764	29,025	27,529
Total gross profit by segment	$112,654	$82,292	$49,950	$42,341	$37,339

Consolidated Balance Sheet Data

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$56,853	$48,074	$51,074	$65,645	$19,703
Marketable securities	2,007	40,448	5,135	13,168	-
Accounts receivable, total, net	32,966	29,698	21,311	23,668	13,372
Total assets	180,410	182,119	140,018	139,611	58,226
Deferred revenue, total	75,838	93,529	94,510	80,221	57,520
Total liabilities	213,721	200,128	182,841	128,179	89,357
Total redeemable convertible preferred stock	–	–	-	-	135,478
Common stock	30	29	26	24	6,109
Additional paid-in capital	335,059	310,304	223,409	214,487	-
Total stockholders' (deficit) equity	(33,311)	(18,009)	(42,823)	11,432	(166,609)

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(40,058)	$(62,084)	$(63,179)	$(30,361)	$(14,873)
Depreciation	9,959	8,791	6,931	5,231	5,080
Amortization of software development costs	2,857	2,587	2,257	2,618	3,145
Amortization of acquired intangible assets	257	286	305	323	335
Interest income	(138)	(188)	(77)	(46)	(53)
Interest expense on building lease financing obligations	6,826	7,092	3,624	1,768	1,774
Interest expense on other borrowings	1,095	877	682	381	202
Income tax expense	17	25	25	(31)	84
Stock-based compensation expense	18,088	10,454	5,588	1,202	712
Total net adjustments	$38,961	$29,924	$19,335	$11,446	$11,279
Adjusted EBITDA	$(1,097)	$(32,160)	$(43,844)	$(18,915)	$(3,594)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report beginning on page 19 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Benefitfocus provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers, and brokers. The Benefitfocus Platform simplifies how organizations and individuals shop for, enroll in, manage, and exchange benefits. Our employer and insurance carrier customers rely on our Platform to manage, scale and exchange data. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and voluntary benefits offerings such as income protection, digital health and financial wellness. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform has grown.

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

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly, quarterly and annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 87%, 87%, and 91% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 13%, 13%, and 9% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 833 as of December 31, 2016, a 34.5% compound annual growth rate. We believe that our continued innovation and new solutions, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past five years. In particular, we have continued to invest in technology and services to better serve our employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last six years, and expect our operating losses to continue for at least the next year. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

	Year Ended December 31,
	2016	2015	2014
Number of customers:
Large employer	833	723	553
Carrier	53	54	43

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

For 2016, 2015 and 2014 our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets. Adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP. Please refer to “Selected Consolidated Financial Data—Adjusted EBITDA” in this report for a discussion of the limitations of adjusted EBITDA and reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, respectively, for 2016, 2015 and 2014.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Software services	$201,797	$161,477	$125,083
Professional services	31,538	23,666	12,337
Total revenue	$233,335	$185,143	$137,420

We generally recognize software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer and it is available for their use, the fee for the software services is fixed or determinable, and collection is reasonably assured. We defer recognition of our professional services fees paid by customers related to implementation services that are determined to not have stand-alone value and are sold with our software services, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, which was 7 years in 2016 and 2015 and 10 years in 2014. We periodically evaluate the term over which revenue is recognized for professional services as we gain more experience with customer contract renewals.

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

We generally invoice our employer and carrier customers for software services in advance, in monthly, quarterly or annual installments. We invoice our employer customers for implementation fees at the inception of the arrangement. We generally invoice our carrier customers for implementation fees at various contractually defined times throughout the implementation process. Implementation fees that have been invoiced are initially recorded as deferred revenue until recognized to revenue as described above.

We earn commissions from brokerage services from our voluntary benefit insurance offerings.  We recognize revenue when these commissions are earned.

Overhead Allocation

Expenses associated with our facilities, security, information technology, and depreciation and amortization, are allocated between cost of revenue and operating expenses based on employee headcount determined by the nature of work performed.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire new associates in these areas in order to support our anticipated revenue growth; however, we expect to decrease our operating expenses, as a percentage of revenue, as we achieve economies of scale.

Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we have held annually. We expect our sales and marketing expense to increase, in absolute dollars, in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

Research and development expense.    Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for our research and development associates. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel, and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect our research and development expense to decrease, as a percentage of revenue, as we achieve economies of scale.

General and administrative expense.    General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in absolute terms as a result of ongoing public company costs, including those associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and increased professional services expenses, particularly associated with the new revenue recognition standard.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of fixed assets. Interest income represents interest received on our cash and cash equivalents and marketable securities. Interest expense consists primarily of the interest incurred on outstanding borrowings under our financing obligations, existing notes and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for 2016, 2015, and 2014. Net operating loss carryforwards for federal income tax purposes were $183.5 million at December 31, 2016. State net operating loss carryforwards were approximately $176.4 million at December 31, 2016. Federal net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. State net operating losses will expire at various dates beginning in 2022, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Year Ended December 31,
	2016	2015	2014
Revenue	$233,335	$185,143	$137,420
Cost of revenue(1)	120,681	102,851	87,470
Gross profit	112,654	82,292	49,950
Operating expenses:
Sales and marketing(1)	55,488	58,589	48,467
Research and development(1)	56,584	52,250	41,729
General and administrative(1)	32,750	25,727	18,657
Total operating expenses	144,822	136,566	108,853
Loss from operations	(32,168)	(54,274)	(58,903)
Other income (expense):
Interest income	138	188	77
Interest expense on building lease financing obligations	(6,826)	(7,092)	(3,624)
Interest expense on other borrowings	(1,095)	(877)	(682)
Other expense	(90)	(4)	(22)
Total other expense, net	(7,873)	(7,785)	(4,251)
Loss before income taxes	(40,041)	(62,059)	(63,154)
Income tax expense	17	25	25
Net loss	$(40,058)	$(62,084)	$(63,179)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$2,798	$1,950	$986
Sales and marketing	3,213	2,861	1,395
Research and development	4,532	2,399	1,376
General and administrative	7,545	3,244	1,831

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Year Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue	51.7	55.6	63.7
Gross profit	48.3	44.4	36.3
Operating expenses:
Sales and marketing	23.8	31.6	35.3
Research and development	24.3	28.2	30.4
General and administrative	14.0	13.6	13.6
Total operating expenses	62.1	73.8	79.2
Loss from operations	(13.8)	(29.3)	(42.9)
Other income (expense):
Interest income	0.1	0.1	0.1
Interest expense on building lease financing obligations	(2.9)	(3.8)	(2.6)
Interest expense on other borrowings	(0.5)	(0.5)	(0.5)
Other expense	-	-	-
Total other expense, net	(3.4)	(4.2)	(3.1)
Loss before income taxes	(17.2)	(33.5)	(46.0)
Income tax expense	-	-	-
Net loss	(17.2)%	(33.5)%	(46.0)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue from external customers by segment:
Employer	$140,522	$94,842	$62,016
Carrier	92,813	90,301	75,404
Total net revenue from external customers	$233,335	$185,143	$137,420
Gross profit by segment
Employer	$53,031	$33,655	$16,186
Carrier	59,623	48,637	33,764
Total gross profit by segment	$112,654	$82,292	$49,950

Comparison of Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$201,797	86.5%	$161,477	87.2%	$40,320	25.0%
Professional services	31,538	13.5	23,666	12.8	7,872	33.3
Total revenue	$233,335	100.0%	$185,143	100.0%	$48,192	26.0%

Growth in software services revenue was primarily attributable to existing customers adding covered lives to our offerings, or volume increases, and also to existing customers purchasing additional products as well as to the net addition of new customers, as the number of large employer and carrier customers increased to 886 as of December 31, 2016 from 777 as of December 31, 2015.

The increase in professional services revenue was in part attributable to the recognition of $7.5 million of implementation services provided to newly activated customers, new products provided to existing customers and $4.3 million attributable to the acceleration of the customer relationship period for certain customers.

Segment Revenue

	Year Ended December 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$140,522	60.2%	$94,842	51.2%	$45,680	48.2%
Carrier	92,813	39.8	90,301	48.8	2,512	2.8
Total revenue	$233,335	100.0%	$185,143	100.0%	$48,192	26.0%

Growth in our employer revenue was primarily attributable to a $42.9 million increase in our employer software services revenue driven primarily by new customers and volume increases, as well as additional products sold to existing customers.  Additionally, employer professional services revenue increased $2.7 million, including a $0.7 million increase from services with standalone value.

The increase in carrier revenue in absolute terms was primarily attributable to a $5.1 million increase in professional services revenue, offset by a decrease of $2.6 million in software services revenue. The professional services revenue increase was primarily driven by implementations related to additional products with existing customers and the acceleration of the customer relationship period for certain customers. Carrier software services revenue decreased as volume decreases from existing customers exceeded increases in revenue from new customers.

Cost of Revenue

	Year Ended December 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$120,681	51.7%	$102,851	55.6%	$17,830	17.3%

The increase in cost of revenue in absolute terms was in part attributable to a $14.4 million increase in salaries and personnel-related costs to support an increased number of customers and volume, as well as professional fees associated with third-party deliveries. This increase included an increase in stock-based compensation of $0.9 million. The remaining increase was attributable to other operating expenses related to security, technology infrastructure, depreciation and amortization, and facilities costs to support our organization. However, cost of revenue as a percentage of revenue has continued to decrease as a result of economies of scale as our revenues have grown.

Gross Profit

	Year Ended December 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$122,686	60.8%	$102,301	63.4%	$20,385	19.9%
Professional services	(10,032)	(31.8)	(20,009)	(84.5)	9,977	(49.9)
Gross profit	$112,654	48.3%	$82,292	44.4%	$30,362	36.9%

The increase in software services gross profit was driven by a $40.3 million, or 25.0%, increase in software services revenue. This increase was partially offset by a $19.9 million, or 33.7%, increase in software services cost of revenue. Software services cost of revenue included $1.7 million and $0.9 million of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, and $8.9 million and $7.7 million of depreciation and amortization for the years ended December 31, 2016 and 2015, respectively.

The improvement in professional services gross loss was driven by a $7.9 million, or 33.3%, increase in professional services revenue and a decrease in professional services cost of revenue of $2.1 million. Professional services cost of revenue included $1.1 million and $1.0 million of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively. In addition, professional services cost of revenue included $1.2 million and $1.4 million in depreciation and amortization for the years ended December 31, 2016 and 2015, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, we expense our cost of revenue as we incur the costs. However, recognition of the related revenue from implementation services performed before a customer is operating on our platform is generally deferred until the commencement of the monthly subscription. Since July 1, 2015, our Employer Benefitfocus Marketplace implementation services have been the exception to this rule, being fully recognized as revenue at the time of completion. Beginning at that time, we recognize the revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is 7 years for 2016 and 2015.  Therefore, we expense the cost incurred in providing these services prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Year Ended December 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$53,031	37.7%	$33,655	35.5%	$19,376	57.6%
Carrier	59,623	64.2	48,637	53.9	10,986	22.6
Gross profit	$112,654	48.3%	$82,292	44.4%	$30,362	36.9%

The increase in employer gross profit was driven by a $45.7 million, or 48.2%, increase in employer revenue being only partially offset by a $26.3 million, or 43.0%, increase in employer cost of revenue as we continued to achieve economies of scale.  The increase in cost of revenue was primarily attributable to increased personnel-related costs to support our customer base as well as increased depreciation and amortization, technology infrastructure costs and security-related costs. Our employer cost of revenue included $5.8 million and $4.6 million of depreciation and amortization for the years ended December 31, 2016 and December 31, 2015, respectively. In addition, our employer cost of revenue included $2.0 million and $1.0 million of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively.
The increase in carrier gross profit was driven by an increase in carrier revenue of $2.5 million, or 2.8%, in combination with a decrease in carrier cost of revenue of $8.5 million, or 20.3%. The decrease in cost of revenue was primarily attributable to a decrease in customer-specific development, as opposed to platform enhancements and development. Our carrier cost of revenue included $4.2 million and $4.5 million in depreciation and amortization for the years ended December 31, 2016 and December 31, 2015, respectively. In addition, our carrier cost of revenue included $0.8 million and $0.9 million of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively.

Operating Expenses

	Year Ended December 31,
	2016		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$55,488	23.8%	$58,589	31.6%	$(3,101)	(5.3)%
Research and development	$56,584	24.3%	$52,250	28.2%	$4,334	8.3%
General and administrative	$32,750	14.0%	$25,727	13.9%	$7,023	27.3%

The decrease in sales and marketing expense was attributable to lower compensation expenses, including the impact of a significant carrier deal that occurred in the first quarter of 2015 and a large employer deal that occurred in the third quarter of 2015, as well as the departure of the Chief Commercial Officer in the fourth quarter of 2015. Additionally, we experienced efficiencies that reduced travel-related expenses by $0.9 million and experienced a $0.6 million decrease in other operating expenses.

The increase in research and development expense in absolute terms was primarily attributable to a $4.5 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $2.1 million comprised of $0.5 million for the accrual of separation benefits related to the departure of our former Chief Technology Officer and $1.6 million attributable to equity awards granted to new and existing research and development associates. These increases were offset by a $2.0 million increase of personnel-related cost capitalized as part of software development. Additionally, we experienced a $0.9 million increase in engineering consulting fees for assistance in product development and a $0.9 million increase in technology infrastructure costs.

The increase in general and administrative expense was primarily attributable to a $5.7 million increase in salaries and personnel-related costs comprised of a $4.3 million increase in stock-based compensation expense and a $1.2 million increase due to additional general and administrative headcount and the accrual of separation benefits related the retirement of our former Chief Financial Officer. The increase in stock-based compensation is partly attributable to the issuance of stock-based awards in lieu of cash compensation to certain senior executives and a $3.5 million increase in stock-based compensation expense due to additional grants. We also experienced a $1.2 million increase in facilities costs, depreciation expense and technology infrastructure costs.

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

Growth in our employer revenue was primarily attributable to a $28.7 million increase in our employer software services revenue driven primarily by an increase in the number of large employer customers using our platform as of December 31, 2015 as compared to December 31, 2014 and increased volumes from existing customers. The increase in professional services included $2.4 million from services delivered that have standalone value. Additionally, employer professional services increased $0.6 million as a result of the change in the customer relationship period from 10 to 7 years for customers that were using our platform prior to the beginning of 2015. An additional increase of $1.1 million was attributable to employer professional services primarily related to newly completed implementations.

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

The increase in cost of revenue was in part attributable to a $13.3 million increase in salaries and personnel-related costs and professional fees, including an increase of $0.9 million related to stock-based compensation. Approximately

$5.8 million of the increase in salaries and personnel-related costs was associated with increased client service capacity to support our growing number of customers and an increase in engineering costs of $6.7 million. Also, we experienced a $2.3 million increase in infrastructure maintenance costs to support our platform and additional depreciation and amortization and facilities costs related to the increase in the number of employees.

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

Employer gross profit increased by $17.5 million, or 107.9%, between the year ended December 31, 2014 and the year ended December 31, 2015. The $32.8 million, or 52.9%, increase in employer revenue was offset by a $15.4 million, or 33.5%, increase in employer cost of revenue. The increase in cost of revenue was attributable to costs associated with supporting the increased number of employer customers live on the platform and the increased cost of providing services, including customer implementations. Our employer gross profit included $4.6 million and $3.5 million of depreciation and amortization for the years ended December 31, 2015 and December 31, 2014, respectively. In addition, our employer gross profit included $1.0 million and $0.5 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively.

Carrier gross profit increased by $14.9 million, or 44.0%, between the year ended December 31, 2014 and the year ended December 31, 2015. The increase was primarily attributable to a $14.9 million, or 19.8%, increase in carrier revenue and no change in carrier cost of revenue. Carrier cost of revenue was flat between year ended December 31, 2014 and the year ended December 31, 2015 as efforts shifted to the employer segment to support the growth in employer customers which resulted in fewer costs allocated to carrier cost of revenue. Our carrier gross profit included $4.5 million in depreciation and amortization in each of the years ended December 31, 2015 and December 31, 2014. In addition, our carrier gross profit included $0.9 million and $0.4 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively.

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

The increase in general and administrative expense was primarily attributable $3.5 million increase in salaries and personnel-related costs, including a $1.4 million increase in stock-based compensation expense due to increased headcount. We also experienced a $2.5 million increase in consulting and professional fees and insurance related to being a publicly traded company. In addition, we experienced a $1.1 million increase related primarily to increases in facilities and overhead costs.

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

We recognize revenue when there is persuasive evidence of an arrangement, the service has been provided, the fees to be paid by the customer are fixed and determinable and collectability is reasonably assured. We consider delivery of our cloud-based software services has commenced once access to a configured and live instance on our platform has been delivered.

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

The change in the customer relationship period increased the amount of revenue recognized during the year ended December 31, 2015, which decreased both loss from continuing operations and net loss by $6,207, and decreased loss per share by $0.22 for the year. As a result of the change in the customer relationship period, Employer and Carrier revenue increased by $1,137 and $5,070, respectively, for the year ended December 31, 2015.

We also earn commissions from brokerage services from our voluntary benefit insurance offerings. We recognize revenue when these commissions are earned.

Accounts Receivable and Allowances for Doubtful Accounts and Returns

We state accounts receivable at realizable value, net of an allowance for doubtful accounts and estimated returns. We maintain the allowance for doubtful accounts for estimated losses expected to result from the inability of some customers to make payments as they become due. We base our estimated allowance on our analysis of past due amounts and ongoing credit evaluations. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our credit and collection policies and the financial strength of our customers.

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

In 2016 and 2015, we granted performance restricted stock units that vest upon the achievement of certain financial performance targets. Compensation expense for performance restricted stock units, which are accounted for as equity awards, is recognized over the requisite service period when it is probable that the award will vest.  Significant judgment is involved in assessing the probability of achieving performance measures.

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

Since our IPO, we determined fair value for restricted stock unit awards based on the closing price of our common stock on the date of grant or, if not a trading day, the trading day following the grant date.

We did not grant any stock options in 2016, 2015 or 2014.

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

The Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which allows us to make a policy election to account for forfeitures as they occur. Starting in 2017, we have elected to no longer estimate pre-vesting forfeitures.

Based upon the closing stock price on December 30, 2016 of $29.70, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2016 was $15.7million, of which $15.6 million related to vested options and $0.1 million to unvested options. The aggregate intrinsic value of outstanding restricted stock units as of December 31, 2016 was $43.6 million, of which all were unvested.

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, our primary sources of liquidity were our cash and cash equivalents totaling $56.9 million and $2.0 million in marketable securities, $33.0 million in accounts receivables, net of allowance, and unused availability under a revolving line of credit of $54.8 million, without taking into account the borrowing base limit. The terms of our revolving line of credit are described in Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In October and December 2016, we amended our revolving line of credit agreement. The October amendment, among other things, increased the borrowing capacity to $95.0 million and extended the termination date of the facility to February 20, 2020. It also altered certain definitions in the revolving line of credit agreement, including the Alternate Base Rate. As a result of certain of these definitional changes, the Alternate Base Rate was modified to be the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 0.75% and 1.25%. Certain covenants were also revised, including those related to accounts receivable, Minimum Consolidated EBITDA requirements, permitted Indebtedness and certain capital expenditure limits.

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

Going forward, we may access capital markets to raise additional equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on favorable terms or at all.

Cash Flows

Our cash flows for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(22,826)	$(31,545)	$(18,878)
Investing activities	25,516	(50,245)	(1,953)
Financing activities	6,089	78,790	6,260
Net increase (decrease) in cash and cash equivalents	$8,779	$(3,000)	$(14,571)

Operating Activities

For 2016, our operating activities used $22.8 million of cash, as $38.8 million for non-cash adjustments were more than offset by our net loss of $40.0 million and $21.6 million of cash used in changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $13.1 million, accrual of interest on financing obligations of $6.8 million, and non-cash stock compensation expense of $18.1 million. The cash used in changes in working capital primarily consisted of a decrease in deferred revenue of $17.7 million, an increase in accounts receivable of $3.9 million, and a decrease in accrued compensation and benefits of $3.3 million as the result of timing of payments of accrued amounts. Changes in working capital that provided cash totaled $5.2 million and were primarily comprised of an increase of accrued expenses and other non-current liabilities and a decrease in prepaid expenses.

For 2015, our operating activities used $31.5 million, as changes in working capital provided $1.3 million cash and adjustments for non-cash items of $29.3 million partially offset a net loss of $62.1 million.  The cash provided by changes in working capital primarily consisted of an increase in accrued compensation and benefits of $3.3 million, an increase in accrued expenses of $3.0 million, and an increase in accounts payable of $3.4 million, offset by an increase in accounts receivable of $7.8 million.  The increase in accrued compensation and benefits resulted from an increase in the number of associates. The increases in accrued expenses and accounts payable are the result of timing of the receipt of invoices and the timing of payments.  The increase in accounts receivable resulted from a few significant invoices related to new contracts and the normal timing of customer payments.

For 2014, our operating activities used $18.9 million of cash, as $24.8 million of cash provided by changes in working capital and $19.5 million in adjustments for non-cash items, were more than offset by a net loss of $63.2 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $9.5 million, non-cash stock compensation expense of $5.6 million, change in fair value and accretion of warrant of $0.7 million, and accrual of interest on financing obligations of $3.6 million. The cash provided by changes in working capital primarily consisted of an increase in deferred revenue of $14.3 million, an increase in accrued compensation and benefits of $3.2 million, an increase in accrued expenses of $2.5 million, and a decrease in accounts receivable of $2.4 million. The increase in deferred revenue was a result of contracts closed during the period with associated upfront fees, which will be recognized as revenue, ratably over the customer relationship period, beginning once the software services have commenced. The increase in accrued compensation and benefits resulted from an increase in the number of associates. The decrease in accounts receivable resulted from normal timing of customer payments. The increase in accrued expenses resulted from an increase in cost of revenue and operating expenses.

  Investing Activities

For 2016, investing activities provided $25.5 million as proceeds from the maturity of short-term investments of $40.2 million were partially offset by purchases of property and equipment of $12.7 million and investments in marketable securities of $2.0 million.

Net cash used in investing activities totaled $50.2 million for 2015 as net purchases of marketable securities were $35.5 million and cash purchases of property and equipment were $14.7 million.

Net cash used in investing activities totaled $2.0 million for 2014 as net cash used in the purchase of property and equipment was $9.8 million partially offset by the cash provided by net maturity of short-term investments held to maturity of $7.9 million.

Financing Activities

For 2016, net cash provided by financing activities was $6.1 million, as cash from the exercise of stock options of $6.9 million and net borrowings under the revolving line of credit of $10.0 million were partially offset by payments on capital lease and financing obligations.  Cash from the exercise of stock options included $5.1 million related to the exercise of options by our Chief Executive Officer that were set to expire in February 2017.

For 2015, net cash provided by financing activities was $78.8 million, primarily as a result of $74.5 million from the issuance of common stock and a warrant in a private placement to Mercer, and net draws on the revolving line of credit of $12.6 million offset by payments on financing and capital lease obligations of $9.9 million.

For 2014, net cash provided by financing activities was $6.3 million, consisting of a $14.0 million draw on revolving line of credit and $2.8 million in proceeds from exercises of stock options, offset by $8.2 million in payments on financing and capital lease obligations and payments on revolving line of credit of $2.1 million.

On March 28, 2014, a major customer exercised its warrant through a cashless exercise in accordance with the warrant’s terms, resulting in the issuance of 455,521 shares of common stock. The measured value of the warrant became fully recognized against revenue in October 2014.

Operating and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents balances, cash generated from operations, and our ability to draw on the revolving line of credit will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We might require additional capital beyond our currently anticipated amounts. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities or enter into an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. Additional capital might not be available on reasonable terms, or at all.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding credit facility, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. The following table summarizes these contractual obligations at December 31, 2016. Future events could cause actual payments to differ from these estimates.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt--Revolving line of credit (1)	$40,246	$-	$-	$40,246	$-
Operating lease obligations	14,285	1,345	2,220	1,589	9,131
Capital lease obligations	56,069	4,935	10,070	6,338	34,726
Financing obligations, build-to-suit leases	114,833	6,174	12,909	13,696	82,054
Financing obligations, other	2,606	897	1,709	-	-
Purchase commitments	12,932	6,770	6,082	80	-
Total	$240,971	$20,121	$32,990	$61,949	$125,911

(1)	Repayment of the revolving line of credit is due at end of the term in 2020. Early repayment is allowed. Interest is paid monthly.

In October 2016, we amended our revolving line of credit agreement to, among other things, increase the borrowing capacity to $95.0 million and extend the termination date of the facility to February 20, 2020.  Borrowing capacity under this agreement is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under our line of credit may be less than the $95.0 million borrowing limit. Interest is payable monthly. Advances under the revolving line of credit agreement bear interest at the prime rate as published in the Wall Street Journal plus a margin based on the Company’s liquidity that ranges between 0.75% and 1.25%. The Company is charged an unused line fee under this arrangement at a rate based on its liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.  Available credit is $29.5 million as of December 31, 2016.

In December 2016, we entered into a cancellable lease agreement to build additional office space on our headquarters campus.  Under the agreement, we agreed to commence construction on or about April 1, 2018 for a target lease commencement date of July 1, 2019.  We can terminate the agreement prior to April 1, 2018 subject to reimbursing the lessor for reasonable pre-agreed out-of-pocket expenses. Annual rent obligation for the first year is $4.4 million and increases 2% each subsequent year during the 15-year lease term.  We can renew the lease for five, one-year terms. The aggregate minimum lease payments are approximately $75.8 million and are not reflected in the contractual obligations table above.

  Off-Balance Sheet Arrangements

As of December 31, 2016, other than as disclosed in Note 15, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, or special purpose entities. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods and services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The standard permits two methods of adoption:  retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application (the modified retrospective method). The new standard will be effective for us beginning January 1, 2018, with an option to early adopt. We will adopt the standard on the effective date but have not yet made a determination on the adoption method.

While we are continuing to assess all potential impacts of the standard, we have initially identified certain areas that might be more significantly affected, including the timing of revenue recognition for certain of our professional services and the accounting for sales commissions, which are currently expensed as incurred. We are also continuing to review the impact of this standard on potential disclosure changes in our consolidated financial statements as well as which transition approach will be applied. We cannot currently estimate the impact of adopting this standard.  We are also in the process of evaluating changes to our business processes and controls in order to support revenue recognition and disclosure under the new standard.

In June 2016, the FASB ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for us beginning January 1, 2019, but early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

We are evaluating other accounting standards and exposure drafts that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date to determine whether adoption will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Risk.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the revolving line of credit agreement, which was entered into in February 2015 and subsequently amended, bear interest at rates that are variable. Increases in the Prime Rate would increase the interest rate on borrowings under the revolving line of credit.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit agreement, which are subject to a variable interest rate. At December 31, 2016, we had borrowings under the agreement of $40.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.4 million increase in our annual interest expense on our outstanding borrowings at December 31, 2016. Any debt we incur in the future may also bear interest at variable rates.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

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

Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2016 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our Chief Executive Officer and our Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information.

On February 21, 2017, Jeffrey Laborde submitted his resignation as Chief Financial Officer of the Company.  He will remain in the CFO role with the Company through April 30, 2017.  His resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, but was for personal reasons.

The Company’s Board of Directors is in the process of conducting a search for a permanent Chief Financial Officer and will name Mr. Laborde’s successor at the completion of the search.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2017 Annual Meeting of Stockholders currently scheduled to be held on June 2, 2017 which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Our board of directors has determined that of the members of the Audit Committee, Messrs. Pelzer, Swad and Dennerline are independent within the meaning of the NASDAQ Stock Market listing rules and meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission regulation and the NASDAQ Stock Market listing rules. Our board has also determined that Mr. Pelzer is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation” and “Director Compensation” in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the indicated information as of December 31, 2016 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2016 Employee Stock Purchase Plan	3,965	$28.22	146,035
2012 Stock Plan, as amended	1,789,660	$1.90	808,059
Amended and Restated 2000 Stock Option Plan	405,710	$6.13	-
Total	2,199,335	$4.78	954,094

Our equity compensation plans consist of the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan, 2012 Stock Plan, as amended and the Amended and Restated 2000 Stock Option Plan, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance Matters” in the proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements.

The following statements are filed as part of this Annual Report on Form 10-K:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.3	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015.	10-K	—	4.5	February 27, 2015

10.1	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.2	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.3	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.4	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.5	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.5.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.6	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.7	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.8	Employment Agreement, dated November 16, 2011, by and between Benefitfocus.com, Inc. and Milton A. Alpern.#	S-1	333-190610	10.10	August 14, 2013

10.9	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.10	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.11	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.11.1	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.13.1	December 14, 2016

10.12	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.12.1	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.14.1	December 14, 2016

10.13	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.†	S-1	333-190610	10.15	August 14, 2013

10.14	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.14.1	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.16.1	December 14, 2016

10.15	2012 Stock Plan, as amended.#	DEF 14A	—	—	April 25, 2014

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.16	Form of Independent Director Compensation Agreement.	8-K	—	10.16	June 23, 2014

10.17	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	10-K	—	10.20	February 27, 2015

10.18	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	10-K	—	10.21	February 27, 2015

10.19	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.20	Senior Secured Credit Facility, dated as of February 20, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

10.20.1	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

10.20.2	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-K	—	10.23	February 25, 2016

10.20.3	Third Amendment Agreement, dated as of March 24, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.26	March 29, 2016

10.20.4	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.++	8-K	—	10.29	October 31, 2016

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.20.5	Fifth Amendment Agreement, dated as of December 12, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.32	December 14, 2016

10.21	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.22	Separation, Release and Consulting Agreement, dated as of December 21, 2015, by and between Milton A. Alpern and Benefitfocus.com, Inc.#	10-K	—	10.24	February 25, 2016

10.23	Employment Agreement, dated April 24, 2016, by and between Benefitfocus.com, Inc. and Dennis B. Story.#	10-Q	—	10.26	May 5, 2016

10.24	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.#	DEF14A	—	—	April 22, 2016

10.25	Waiver to Credit Agreement, dated as of September 1, 2016, by and among the Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., the several banks and other financial institutions or entities party thereto and Silicon Valley Bank, as administration agent and collateral agent for the lenders.	8-K	—	10.28	September 1, 2016

10.26	Employment Agreement effective September 15, 2016, by and between Benefitfocus.com, Inc. and Jeffrey M. Laborde. #	10-Q	—	10.30	November 4, 2016

10.27	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.31	December 14, 2016

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.
+

The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

++

The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefitfocus, Inc.

Date: February 24, 2017	By:	/s/ Jeffrey M. Laborde
Jeffrey M. Laborde
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mason R. Holland, Jr.	Chairman of the Board of Directors	February 24, 2017
Mason R. Holland, Jr.

/s/ Shawn A. Jenkins	Chief Executive Officer (principal executive officer)	February 24, 2017
Shawn A. Jenkins	and Director

/s/ Jeffrey M. Laborde	Chief Financial Officer (principal financial and	February 24, 2017
Jeffrey M. Laborde	accounting officer)

/s/ Douglas A. Dennerline	Director	February 24, 2017
Douglas A. Dennerline

/s/ Joseph P. DiSabato	Director	February 24, 2017
Joseph P. DiSabato

/s/ Ann H. Lamont	Director	February 24, 2017
Ann H. Lamont

/s/ A. Lanham Napier	Director	February 24, 2017
A. Lanham Napier

/s/ Francis J. Pelzer V	Director	February 24, 2017
Francis J. Pelzer V

/s/ Stephen M. Swad	Director	February 24, 2017
Stephen M. Swad

BENEFITFOCUS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Benefitfocus, Inc.

We have audited the accompanying consolidated balance sheets of Benefitfocus, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Benefitfocus, Inc. at December 31, 2016, and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 24, 2017

BENEFITFOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$56,853	$48,074
Marketable securities	2,007	40,448
Accounts receivable, net	28,340	27,616
Accounts receivable, related party, net	4,626	2,082
Prepaid expenses and other current assets	4,449	5,725
Total current assets	96,275	123,945
Property and equipment, net	80,518	55,037
Intangible assets, net	408	665
Goodwill	1,634	1,634
Other non-current assets	1,575	838
Total assets	$180,410	$182,119
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,829	$7,953
Accrued expenses	10,867	10,449
Accrued compensation and benefits	17,347	20,684
Deferred revenue, current portion	35,426	37,858
Revolving line of credit, current portion	20,000	25,000
Financing and capital lease obligations, current portion	2,604	3,648
Total current liabilities	92,073	105,592
Deferred revenue, net of current portion	40,412	55,671
Revolving line of credit, net of current portion	20,246	5,246
Financing and capital lease obligations, net of current portion	57,934	31,183
Other non-current liabilities	3,056	2,436
Total liabilities	213,721	200,128
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, par value $0.001, 50,000,000 shares authorized, 30,429,014 and 29,194,332 shares issued and outstanding at December 31, 2016 and 2015, respectively	30	29
Additional paid-in capital	335,059	310,304
Accumulated deficit	(368,400)	(328,342)
Total stockholders' deficit	(33,311)	(18,009)
Total liabilities and stockholders' deficit	$180,410	$182,119

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$233,335	$185,143	$137,420
Cost of revenue	120,681	102,851	87,470
Gross profit	112,654	82,292	49,950
Operating expenses:
Sales and marketing	55,488	58,589	48,467
Research and development	56,584	52,250	41,729
General and administrative	32,750	25,727	18,657
Total operating expenses	144,822	136,566	108,853
Loss from operations	(32,168)	(54,274)	(58,903)
Other income (expense):
Interest income	138	188	77
Interest expense on building lease financing obligations	(6,826)	(7,092)	(3,624)
Interest expense on other borrowings	(1,095)	(877)	(682)
Other expense	(90)	(4)	(22)
Total other expense, net	(7,873)	(7,785)	(4,251)
Loss before income taxes	(40,041)	(62,059)	(63,154)
Income tax expense	17	25	25
Net loss	$(40,058)	$(62,084)	$(63,179)
Comprehensive loss	$(40,058)	$(62,084)	$(63,179)
Net loss per common share:
Basic and diluted	$(1.35)	$(2.19)	$(2.51)
Weighted-average common shares outstanding:
Basic and diluted	29,589,857	28,344,680	25,207,099

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2013	24,495,651	$24	$214,487	$(203,079)	$11,432
Exercise of stock options	642,152	1	2,817	–	2,818
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	15,613	–	(226)	–	(226)
Issuance of common stock for cashless exercise of warrant	455,521	1	(1)	–	–
Stock-based compensation expense	–	–	5,588	–	5,588
Accretion of customer warrant	–	–	744	–	744
Net loss	–	–	–	(63,179)	(63,179)
Balance, December 31, 2014	25,608,937	$26	$223,409	$(266,258)	$(42,823)
Exercise of stock options	656,043	–	4,229	–	4,229
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	111,826	–	(2,116)	–	(2,116)
Issuance of common stock and warrant, net of issuance costs	2,817,526	3	74,328	–	74,331
Stock-based compensation expense	–	–	10,454	–	10,454
Net loss	–	–	–	(62,084)	(62,084)
Balance, December 31, 2015	29,194,332	$29	$310,304	$(328,342)	$(18,009)
Exercise of stock options	944,706	1	6,869	–	6,870
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	289,976	–	(202)	–	(202)
Stock-based compensation expense	–	–	18,088	–	18,088
Net loss	–	–	–	(40,058)	(40,058)
Balance, December 31, 2016	30,429,014	$30	$335,059	$(368,400)	$(33,311)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(40,058)	$(62,084)	$(63,179)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	13,073	11,664	9,493
Stock-based compensation expense	18,088	10,454	5,588
Change in fair value and accretion of warrant	–	–	744
Interest accrual on financing obligation	6,827	7,092	3,624
Provision for doubtful accounts	667	22	–
Loss on disposal or impairment of property and equipment	141	18	25
Changes in operating assets and liabilities:
Accounts receivable, net	(3,936)	(7,800)	2,357
Accrued interest on short-term investments	220	205	162
Prepaid expenses and other current assets	1,626	(1,328)	833
Other non-current assets	339	1,380	824
Accounts payable	(1,849)	3,418	(199)
Accrued expenses	990	2,961	2,469
Accrued compensation and benefits	(3,337)	3,310	3,192
Deferred revenue	(17,690)	(1,189)	14,288
Other non-current liabilities	2,073	332	901
Net cash and cash equivalents used in operating activities	(22,826)	(31,545)	(18,878)
Cash flows from investing activities
Purchases of short-term investments held to maturity	(2,004)	(68,185)	(12,959)
Proceeds from short-term investments held to maturity	40,225	32,667	20,830
Purchases of property and equipment	(12,705)	(14,727)	(9,824)
Net cash and cash equivalents provided by (used in) investing activities	25,516	(50,245)	(1,953)
Cash flows from financing activities
Draws on revolving line of credit	84,000	57,492	14,000
Payments on revolving line of credit	(74,000)	(44,903)	(2,100)
Proceeds from exercises of stock options	6,870	4,229	2,817
Proceeds from issuance of common stock and warrant, net of issuance costs	–	74,538	–
Payments of deferred financing costs and debt issuance costs	(379)	(566)	–
Remittance of taxes upon vesting of restricted stock units	(202)	(2,116)	(226)
Payments on financing and capital lease obligations	(10,200)	(9,884)	(8,231)
Net cash and cash equivalents provided by financing activities	6,089	78,790	6,260
Net increase (decrease) in cash and cash equivalents	8,779	(3,000)	(14,571)
Cash and cash equivalents, beginning of year	48,074	51,074	65,645
Cash and cash equivalents, end of year	$56,853	$48,074	$51,074

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$699	$1,489	$4,226
Property and equipment purchased with financing and capital lease obligations	$28,032	$914	$21,739
Post contract support purchased with financing obligations	$1,048	$272	$754
Allocation of proceeds to deferred revenue from issuance of common stock based on relative selling price	$-	$207	$-
Supplemental disclosure of cash flow information
Income taxes paid	$7	$18	$38
Interest paid	$6,655	$6,525	$2,449

The accompanying notes are an integral part of the Consolidated Financial Statements

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition and the customer relationship period, allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, warrants, capitalizable software development costs and the related amortization, stock-based compensation, the determination of the useful lives of assets, and the impairment assessment of acquired intangibles and goodwill. Determination of these transactions and account balances are based on the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

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

The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided, the fees to be paid by the customer are fixed and determinable and collectability is reasonably assured. The Company considers delivery of its cloud-based software services has commenced once access to a configured and live instance to its platform has been granted to the customer.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

based on the Company’s best estimate of selling price. The amount of arrangement consideration allocated is limited by contingent revenues, if any.

Effective July 1, 2015, the Company determined it had established standalone value for Benefitfocus Marketplace implementation services in the Employer segment as they can be sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without the Company’s implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Prior to July 1, 2015, the Company did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as the Company had historically performed these services to support customers’ implementation of this solution. Revenue from implementation services with standalone value was $2,083 and $2,401 for the years ended December 31, 2016 and 2015, respectively.

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

The change in the customer relationship period increased the amount of revenue recognized during the year ended December 31, 2015, which decreased both loss from operations and net loss by $6,207, and decreased loss per share by $0.22 for the year ended December 31, 2015. As a result of the change in the customer relationship period, Employer and Carrier revenue increased by $1,137 and $5,070, respectively, for the year ended December 31, 2015. Based on the Company’s assessment for the year ended December 31, 2016, there has been no change in the customer relationship period.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Marketable Securities

Marketable securities consist of short-term investments in corporate bonds, commercial paper, and various U.S. government backed securities. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other expense, net in the consolidated statements of operations and comprehensive loss.

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

To manage credit risk related to marketable securities, the Company invests in various types of highly rated corporate bonds, commercial paper, and various U.S. government backed securities with maturities of less than two years. The weighted average maturity of the portfolio of investments must not exceed nine months, per the Company’s investment policy.

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer represented approximately 13% and 22% of the total accounts receivable at December 31, 2016 and 2015, respectively. Mercer LLC (“Mercer”), a related party, represented approximately 14% of the total accounts receivable at December 31, 2016 and 11% of total revenue for the year ended December 31, 2016.  For more information regarding Mercer revenue, please see Note 15.

No customer represented more than 10% of total revenue for the years ended December 31, 2015 and 2014.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and estimated returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $691 and $32 as of December 31, 2016 and 2015, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, delivery issues or delays, and past due customer billings. The allowance for returns was $3,904 and $2,553 as of December 31, 2016 and 2015, respectively.

Property and Equipment and Capitalized Software Development Costs

Property and equipment, including capitalized software development costs, are stated at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is recognized over the estimated useful lives of the related assets using the straight-line method.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

The estimated useful lives for significant property and equipment categories are generally as follows:

Buildings	30 years
Computers and related equipment	3-5 years
Purchased software and licenses	1-7 years
Developed software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life of asset or lease term
Other equipment	5-12 years
Vehicles	5 years

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

Identifiable Intangible Assets

Identifiable intangible assets with finite lives are recorded at their fair values at the date of acquisition and are amortized on a straight-line basis over their respective estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. As of December 31, 2016, the estimated remaining useful life used in computing amortization was 1.6 years.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

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

Financing obligations also include liabilities for the purchase of licenses.

Sales Commissions

Sales commissions are generally expensed when the sales contract is executed by the customer.

Advertising

The Company expenses advertising costs as they are incurred. Direct advertising costs for the years ended December 31, 2016, 2015, and 2014 were $635, $435 and $394, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Stock-Based Employee Compensation

Stock-based employee compensation is measured based on the grant-date fair value of the awards and recognized in the Consolidated Statements of Operations and Comprehensive Loss over the period during which the award holder is required to perform services in exchange for the award, which is the vesting period. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. Compensation expense related to performance-based restricted stock units, which are accounted for as equity awards, is recognized when it is probable that the performance measure will be met. Compensation costs related to restricted stock units (“RSUs”) is recorded based on the market price on the grant date. The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Additionally, the recognition of stock-based compensation expense requires the estimation of the number of options and RSUs that will ultimately vest and the number of options and RSUs that will ultimately be forfeited.  The recognition of stock-based compensation expense associated with performance-based restricted stock units requires the estimation of the probability of achieving performance measures.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

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

In December 2015, the Company adopted ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17).” This standard simplifies the presentation of the deferred tax assets and liabilities on the balance sheet and requires companies to classify all deferred tax assets and liabilities as noncurrent. The Company prospectively applied this standard which had no impact on the consolidated balance sheets.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock awards and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2016, 2015, and 2014 basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Simplifying the Test for Goodwill Impairment." It eliminates Step 2 from the goodwill impairment test and an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. This guidance is effective for annual and any interim impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect this guidance to have any impact on its Consolidated Financial Statements.

In January 2017, the FASB ASU No. 2017-01, "Clarifying the Definition of a Business." It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017. The Company does not expect this guidance to have any impact on its Consolidated Financial Statements.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash." It requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." It provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how they are classified in the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In June 2016, the FASB ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning January 1, 2017, but early adoption is permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company beginning January 1, 2019, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The Company adopted ASU 2015-05 as of January 1, 2016 on a prospective basis. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard as of January 1, 2016. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance was effective for the Company as of December 31, 2016. The adoption of this standard did not have a material effect on its consolidated financial statements as of December 31, 2016.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods and services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The standard permits two methods of adoption:  retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application (modified retrospective transition method). The new standard will be effective for the Company beginning January 1, 2018, with an option to early adopt. The Company plans to adopt the standard on the effective date but has not made a determination on the adoption method.

While the Company is continuing to assess all potential impacts of the standard, it has initially identified certain areas that might be more significantly affected, including the timing of revenue recognition for certain of its professional services and the accounting for sales commissions, which are currently expensed as incurred. The Company is also continuing to review the impact of this standard on potential disclosure changes in its consolidated financial statements as well as which transition approach will be applied. The Company cannot currently estimate the impact of adopting this standard. The Company is also in the process of evaluating changes to its business process and controls in order to support revenue recognition and disclosure under the new standard.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2016	2015	2014
Redeemable convertible preferred stock:
Series A	-	-	-
Series B	-	-	-
Restricted stock units	1,467,811	1,017,450	720,370
Stock options	727,559	1,684,843	2,382,881
Warrant to purchase common stock	580,813	580,813	-
Employee Stock Purchase Plan	3,964	-	-
Total anti-dilutive common share equivalents	2,780,147	3,283,106	3,103,251

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(40,058)	$(62,084)	$(63,179)
Net loss attributable to common stockholders	$(40,058)	$(62,084)	$(63,179)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,589,857	28,344,680	25,207,099
Net loss per common share, basic and diluted	$(1.35)	$(2.19)	$(2.51)

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

4. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Corporate bonds held in marketable securities had contractual maturities of less than 1 month as of December 31, 2016. The following presents information about the Company’s marketable securities as of December 31:

	2016	2015
Aggregate cost basis and net carrying amount	$2,007	$40,448
Gross unrealized holding gains	-	1
Gross unrealized holding losses	-	(26)
Aggregate fair value determined by Level 2 inputs	$2,007	$40,423

The following table presents information about the Company’s investments that were in an unrealized loss position and for which an other-than-temporary impairment had not been recognized in earnings as of December 31:

	2016	2015
Aggregate fair value of investments with unrealized losses (1)	$-	$27,070
Aggregate amount of unrealized losses	$-	$(26)

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of December 31, 2016 and 2015.

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$51,285	$-	$-	$51,285
Total assets	$51,285	$-	$-	$51,285

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,905	$-	$-	$46,905
Total assets	$46,905	$-	$-	$46,905

(1)

Money market mutual funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

6. Property and Equipment

Property and equipment consists of the following as of December 31:

	2016	2015
Buildings, leased	$48,558	$29,291
Computers and related equipment	33,924	24,505
Purchased software and licenses	25,982	23,354
Developed software	26,142	20,900
Furniture and fixtures	6,668	6,651
Leasehold improvements	4,348	4,101
Other equipment	2,072	2,117
Vehicles	111	111
Construction in progress	319	412
Total property and equipment, at cost	148,124	111,442
Accumulated depreciation and amortization	(67,606)	(56,405)
Property and equipment, net	$80,518	$55,037

Depreciation and amortization expense on property and equipment was $12,816, $11,378 and $9,188, for the years ended December 31, 2016, 2015 and 2014, respectively. Property and equipment at December 31, 2016 and 2015 includes fixed assets acquired under capital lease agreements of $35,761 and $9,131, respectively. Accumulated depreciation of assets under capital leases totaled $5,194 and $3,126 as of December 31, 2016 and 2015, respectively. Amortization of assets under capital leases is included in depreciation expense.

The Company capitalized software development costs of $5,242 and $2,503 for the years ended December 31, 2016 and 2015, respectively. Amortization of capitalized software development costs totaled $2,857, $2,587 and $2,257 during the years ended December 31, 2016, 2015 and 2014, respectively. The net book value of capitalized software development costs was $6,435 and $4,049 at December 31, 2016, and 2015, respectively.

7. Goodwill and Intangible Assets

The Company’s goodwill balance of $1,634 is solely attributable to the Employer reporting unit. The gross carrying amount and accumulated impairment losses were $3,304 and $(1,670), respectively, for the beginning and ending balances in all periods presented. There were no changes in the carrying amount of goodwill in the years ended December 31, 2016 and 2015.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Information regarding the Company’s acquisition-related intangible assets is as follows:

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(240)	$-	-
Customer agreements	2,060	(1,652)	408	1.6
Non-compete agreements	126	(126)	-	-
Total	$2,426	$(2,018)	$408	1.6

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(240)	$-	-
Customer agreements	2,060	(1,395)	665	2.6
Non-compete agreements	126	(126)	-	-
Total	$2,426	$(1,761)	$665	2.6

Amortization expense of acquisition-related intangible assets for the years ended December 31, 2016, 2015 and 2014 was $257, $286 and $305, respectively. As of December 31, 2016, expected amortization expense for the intangible assets for the remaining useful life was as follows:

2017	$258
2018	150
Total	$408

There were no impairments of intangible assets during the years ended December 31, 2016, 2015 and 2014.

8. Revolving Line of Credit

On August 27, 2013, the Company executed a loan and security agreement with Silicon Valley Bank for a revolving line of credit (“Revolver”) in the initial amount of up to $15,000 for working capital, to fund general business requirements, and to repay the indebtedness under its then existing master credit facility and other senior secured promissory notes. At the beginning of 2014, the borrowing limit under the Revolver was increased from $15,000 to $35,000 at the request of the Company in accordance with the terms of the agreement, as amended on December 10, 2013.

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

The Senior Revolver had an original borrowing limit of $60,000 and an original term of three years. Borrowing capacity under the Senior Revolver is subject to a borrowing base limit that is a function of the Company’s monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under the Senior Revolver may be less than the borrowing limit. Interest is payable monthly. Advances under the Senior Revolver bear interest at the prime rate as published in the Wall Street Journal plus a margin based on the Company’s liquidity, which originally ranged between 1.0% and 1.5%. The Company is charged an unused line fee under this arrangement at a rate based on its liquidity, which was originally 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

In October and December 2016, the Company amended its Senior Revolver agreement. The October amendment, among other things, increased the borrowing capacity to $95,000, extended the termination date of the facility to February 20, 2020, and added Goldman Sachs Lending Partners LLC to the lending syndicate. The October amendment altered definitions in the Senior Revolver agreement, including Alternate Base Rate, Applicable Margin, Consolidated EBITDA, Liquidity and Commitment Fee Rate. As a result of certain of these definitional changes, the Alternate Base Rate was modified to be the prime rate as published in the Wall Street Journal plus a margin based on our liquidity that ranges between 0.75% and 1.25%. Certain covenants were also revised, including those related to accounts receivable, Minimum Consolidated EBITDA requirements, Indebtedness, permitted Indebtedness and certain capital expenditure limits. The October amendment further waived any default that may have occurred as a result of certain Indebtedness previously incurred by the Company and the disclosure to the lenders of registered Intellectual Property. In connection with the October amendment, debt issuance fees of $379 were capitalized in the Company’s balance sheet and are being amortized over the remaining life of the Senior Revolver. The December amendment revised the covenant restricting Indebtedness in the Senior Revolver agreement to increase the basket for the Company and its subsidiaries’ building lease obligations, to the extent those would be characterized as Indebtedness under the Senior Revolver agreement.

The Company is bound by customary affirmative and negative covenants in connection with the Senior Revolver agreement, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of the Company’s tangible and intangible assets, including intellectual property and the equity of subsidiaries.

During 2016 and 2015, the Company borrowed an aggregate of $84,000 and $39,246, respectively, under the Senior Revolver for general operating purposes and repaid an aggregate of $74,000 and $27,246, respectively.  As of December 31, 2016, the amount outstanding under the Senior Revolver was $40,246 and the amount available to borrow was $29,505. The amount outstanding, which represents principal and currently bears interest at 4.75%, is due February 2020.  No other principal amounts are due in any other year.

9. Commitment and Contingencies

The Company leases three buildings on its Charleston, South Carolina campus. One leasing arrangement is accounted for as a capital lease.  The remaining two lease agreements are accounted for as build-to-suit, failed sale-leaseback arrangements.  Accordingly, the Company recognized liabilities for the lease payments related to these two buildings, which have been recorded as financing obligations. A portion of the lease payment for these two leases has been allocated to land and is accounted for using operating lease accounting. Information regarding these three leases is incorporated in the following disclosures.

Operating Lease Commitments

The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2017 and 2031. Some of the leases provide for renewal terms at the Company’s option. Certain future minimum lease payments due under these operating lease agreements contain free rent periods or escalating rent payment provisions. These leases generally do not contain purchase options. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.

Rent expense totaled $4,403, $4,376 and $4,099 for the years ended December 31, 2016, 2015 and 2014, respectively.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Future minimum lease payments are as follows:

Operating Leases
Year Ending December 31,
2017	$1,345
2018	1,103
2019	1,117
2020	816
2021	773
Thereafter	9,131
Total minimum lease payments	$14,285

Financing and Capital Lease Obligations

The Company has entered into various purchase arrangements to obtain property and equipment for operations that are accounted for as capital leases. Certain purchase arrangements contain payments for licenses, which the Company records as financing obligations.  These arrangements have original terms ranging from 2 to 5 years with interest rates ranging from 0.5% to 13.6%. The leases are secured by the underlying leased property and equipment.

In December 2016, the Company amended a lease agreement for office space that had been previously accounted for as an operating lease. The amendment extended the term of the lease by 15 years from the amendment date.  This modification required the Company to evaluate the lease as if it were a new lease.  Upon evaluation, the lease was classified as a capital lease because the present value of the lease payments exceeded 90% of the fair value of the leased asset. Aggregate payments under this lease are $ 48,600, including executory costs of $5,938.  As of December 31, 2016, capital lease obligations include amounts under this lease of $20,720. Details of the lease extension are disclosed under “Contractual Commitments” below.

In December 2016, the Company entered into a lease with a 39-month term for data storage equipment. The total payments under the lease are $6,373. The lease provides for a bargain purchase option at the end of its term.  As of December 31, 2016, capital lease obligations include amounts under this lease of $5,080.

Financing obligations were $33,665 and $32,089, as of December 31, 2016 and 2015, respectively, and consist primarily of obligations for build-to-suit lease arrangements. The aggregate amount of future minimum payments for financing obligations was $117,439 at December 31, 2016, which includes aggregate payments of $114,832 related to build-to-suit arrangements. Details of the build-to-suit lease arrangements are disclosed in Note 15.

Financing obligations are allocated as follows:

	As of December 31,
	2016	2015
Buildings, build-to-suit	$31,326	$30,494
Software and support	2,339	1,595
Total financing obligations	$33,665	$32,089
Less: current portion	(757)	(1,577)
Financing obligations, net of current portion	$32,908	$30,512

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Future minimum lease payments are as follows:

	Capital Leases	Financing Obligations
Year Ending December 31,
2017	$4,935	$7,071
2018	5,089	7,759
2019	4,981	6,859
2020	3,397	6,747
2021	2,941	6,949
Thereafter	34,726	82,054
Total minimum lease and financing obligation payments	56,069	$117,439
Less: executory costs	(5,938)
Less: imputed interest	(23,258)
Less: current portion	(1,847)
Capital lease obligations, net of current portion	$25,026

Contractual Commitments

In connection with a 2013 lease for office space on its Charleston, South Carolina campus, the Company entered into an option to lease space in two additional adjacent buildings. The option term was 36 months and required the Company to incur costs annually prior to the exercise of the option in the amount of up to $466 per year. If the Company terminated the option or did not exercise the option prior to expiration it would incur termination fees pro-rated through the dates of termination or expiration. The maximum liability for termination fees was $757. During the year ended December 31, 2016, the Company determined that the options would expire unexercised and expensed the full amount of the termination fees.

On December 12, 2016, the Company executed an amendment to each of three lease agreements for office space on its Charleston, South Carolina campus.  The amendments extended the term of the leases to December 31, 2031. The amendments also provided for the following:

•

extending from December 13, 2016 to December 31, 2018 the term of an option that allows the Company to require the lessors to build a two-story building, including potentially for a welcome center, of approximately 18,500 square feet on its campus (“Building 5”) for the Company to lease;

•	waiving accrued and future carrying costs and termination fees otherwise payable to the lessors by the Company under the existing option in the amount of $1,223; and
•

contingent upon construction of Building 4 described below, reducing the annual rent increases from 3% to 2% for the Company’s Customer Success Center, a 145,800 square foot building on its campus which it first occupied on January 1, 2015.

The waived carrying and termination fees in the amount of $1,223 will be amortized over the 15-year term of the extension as a reduction of interest and rent expense.

On December 12, 2016, the Company also executed a lease agreement pursuant to which the lessor will construct a building of approximately 145,800 square feet on its campus for the Company to accommodate anticipated future growth (“Building 4”). The target commencement date of the lease is July 1, 2019 with a term of 15 years. Under the terms of the lease, the Company agrees to commence construction on or about April 1, 2018, but can terminate the lease prior to that time, subject to the payment of reasonable, documented, and agreed-to out-of-pocket costs with respect to the lease and building to date. If the Company delays beginning construction past December 31, 2018, the lessor may terminate the lease. The Company may renew the lease upon 365 days’ notice to the lessor for five additional one-year terms, provided that the Company is not in default at the time of its request. Significant terms of the lease for Building 4 include annual rent for the first year of the lease of $30.05 per square foot of rentable area with annual rent increases of 2% of the rent paid for the preceding lease year. If the Company exercises its option to cause the construction of Building 5, the term of the lease will reset to 15 years from the date the Company begins paying rent for Building 5. The Company will begin to capitalize costs associated with the construction of Building 4 when construction has commenced.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

 The Company also has $12,932 of non-cancellable contractual commitments as of December 31, 2016 related to the purchase of software and maintenance. These commitments are not accrued in the consolidated balance sheet of the Company.

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

10. Stock-Based Compensation

Employee Stock-based Compensation Plan

The Company maintains the Amended and Restated Benefitfocus.com, Inc. 2000 Stock Option Plan (the “2000 Plan”) and the Benefitfocus.com, Inc. 2012 Stock Plan, as amended (the “2012 Plan”), pursuant to which the Company has reserved 4,243,675 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, non-statutory stock options, stock bonuses, stock purchase rights, stock appreciation rights, and restricted stock units and awards. No new awards can be issued under the 2000 Plan after the effective date of the 2012 Plan. Outstanding awards under the 2000 Plan continue to be subject to the terms and conditions of the 2000 Plan. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date, were added to the reserves of the 2012 Plan. As of December 31, 2016, the Company had 808,059 shares allocated to the 2012 Plan, but not yet issued.

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

The Company has issued two types of awards under these plans: stock options and restricted stock units. Stock options were not issued in 2016, 2015 or 2014. The following table sets forth the number of awards outstanding for each award type is as follows:

	Outstanding at December 31,
Award type	2016	2015	2014
Stock options	727,559	1,684,843	2,382,881
Restricted stock units	1,467,811	1,017,450	720,370

Compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31:

	2016	2015	2014
Cost of revenue	$2,798	$1,950	$986
Sales and marketing	3,213	2,861	1,395
Research and development	4,532	2,399	1,376
General and administrative	7,545	3,244	1,831
	$18,088	$10,454	$5,588

The total compensation cost related to non-vested awards not yet recognized as of December 31, 2016 was $31,151 and will be recognized over a weighted-average period of approximately 2.46 years.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Restricted Stock Units

During 2016, the Company granted restricted stock units under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments generally over 4 years from the grant date. The fair value of the stock at the time of grant is amortized based on a straight-line basis over the vesting period.

Included in the grants of 2016 restricted stock units are performance restricted stock units for which vesting is contingent upon meeting various financial targets to support growth initiatives. The Company granted 252,167 performance restricted stock units to officers and certain employees with an aggregate grant-date fair value of $7,871. Vesting is contingent upon meeting various financial targets to support growth initiatives through December 31, 2017. The actual number of shares issued upon vesting could range from 0% to 100%. Additionally, the Company granted 26,376 performance restricted stock units to officers and certain employees with an aggregate grant-date fair value of $875. The awards were granted in lieu of a portion of the target cash bonus that would otherwise be payable under the Company’s Management Incentive Bonus Program for the calendar year ended 2016.  The awards vest upon achievement of annual financial targets for 2016. The actual number of shares to be issued upon vesting is estimated to be 95% of the number granted. As of December 31, 2016, there were 291,525 performance restricted stock units outstanding with a weighted average grant-date fair value of $32.59 per unit.

The summary of unvested restricted stock units is as follows:

	Restricted stock units	Weighted average grant date fair value
Unvested at December 31, 2015	1,017,450	$36.90
Granted	1,012,763	33.79
Forfeited	(266,862)	36.53
Vested	(295,540)	36.94
Unvested at December 31, 2016	1,467,811	$34.33

As of December 31, 2016, the number and intrinsic value of restricted stock units expected to vest was 1,282,106 and $38,079, respectively.  The aggregate fair value of restricted stock units vested during the year ended December 31, 2016, 2015 and 2014 was $10,311, $6,261 and $661, respectively.

Stock options

The following is a summary of the option activity for the year ended December 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2015	1,684,843	$7.66
Granted	-	-
Exercised	(944,706)	7.27
Forfeited	(12,578)	12.32
Outstanding balance at December 31, 2016	727,559	$8.09	3.1	$15,723
Exercisable at December 31, 2016	720,053	$8.03	3.1	$15,601
Vested and expected to vest at December 31, 2016	727,548	$8.09	3.1	$15,722

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2016, 2015, and 2014 was $21,117, $18,873 and $23,397, respectively.

No stock options were granted during the years ended December 31, 2016, 2015 and 2014.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

11. Stockholders’ Deficit

Preferred stock

The Company has 5,000,000 shares of preferred stock authorized all of which is undesignated.

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At the Company’s annual stockholder meeting held in June 2016, the Company’s stockholders approved the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan (“ESPP”) pursuant to which 150,000 shares of the Company’s common stock are available for purchase by its employees (and employees of its subsidiaries) who meet certain criteria. The Company’s board of directors approved the ESPP in March 2016. Under the ESPP, eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice yearly on or about January 1 and July 1 and exercisable on or about the succeeding June 30 and December 31, respectively, of each year. Shares are purchased at purchase prices equal to 95% of the fair market value of the Company’s common stock at the purchase date. No participant may purchase more than $12 worth of the Company’s common stock in a six-month offering period. The ESPP's initial purchase period began in July 2016. As of December 31, 2016, contributions to purchase 3,964 shares had been received but not yet exercised.  The number of shares of common stock reserved for issuance pursuant to the ESPP was 150,000 as of December 31, 2016.

At December 31, 2016, the Company had reserved a total of 3,734,242 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Restricted stock units	1,467,811
Outstanding stock options	727,559
Warrant to purchase common stock	580,813
Available for future issuance under stock award plans	808,059
Available for future issuance under ESPP	150,000
Total common shares reserved for future issuance	3,734,242

On February 24, 2015 and in conjunction with the amendment to the commercial contract described in Note 15, the Company entered into a Securities Purchase Agreement to sell shares of its common stock to Mercer, a customer of the Company. Pursuant to the agreement, on the same date, the Company sold 2,817,526 shares of its common stock to Mercer for $26.50 per share or an aggregate of $74,664. At the same time, the Company also issued Mercer a warrant to purchase up to an additional 580,813 shares of its common stock for $26.50 per share at any time during the 30-month term of the warrant. The agreement, among other things, includes certain standstill provisions and prevents Mercer from disposing of its shares of Company common stock until the earlier of December 31, 2017, the expiration or termination of the Mercer Exchange Software as a Service Agreement, as amended between the Company and Mercer Health & Benefits, LLC, the date on which Mercer and its affiliates own less than 75% of the shares it purchased pursuant to the Securities Purchase Agreement, and the date on which Mercer and its affiliates own less than 5% of the outstanding common stock of the Company. The Company received all of the proceeds from this sale of shares and is using the proceeds for working capital and other general corporate purposes.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

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

The Company used an option pricing model to determine the fair value of the common stock warrant. Significant inputs included an estimate of the fair value of the Company’s common stock, the remaining contractual life of the warrant, an estimate of the probability and timing of a liquidity event, a risk-free rate of interest and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. The value of the exercisable portion of the warrant is not dependent on the customer’s fulfillment of the contract and was measured on the issuance date, with the total fair value at issuance being recognized as a reduction to revenue over the contract period on the straight line basis. The remaining half of the warrant that was dependent on contract fulfillment by the customer was re-measured each quarter, with the resulting increment or decrement in value recognized as a revenue reduction on the straight line basis beginning in the quarter of the revaluation through the end of the contract. The related reduction of revenue during the year ended December 31, 2014  was $744.  As of October 31, 2014, the fair value of the warrant had been fully recognized.

12. Employee Benefit Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan after one day of service and upon attainment of age 21, and may elect to defer an amount or percentage of their annual compensation up to amounts prescribed by law. The Company makes discretionary matching contributions to employee plan accounts. During each of the years ended December 31, 2016, 2015 and 2014, the Company matched 50% of the employees’ contribution, with the match limited to 3% of qualifying compensation. Employee vesting in matching company contributions occurs at a rate of 20% per year after achieving two years of service. Starting in 2014, employees vesting in company contributions began after one year of service. During the years ended December 31, 2016, 2015, and 2014, employer matching contributions were $2,649, $2,570 and $2,083, respectively.

13. Income Taxes

The Company files income tax returns in the U.S. for federal and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years 2009 through 2015 as well as state income tax examinations for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax expense for the years ended December 31:

Current:	2016	2015	2014
Federal	$-	$-	$-
State and local	17	25	25
Total current expense	$17	$25	$25
Deferred:
Federal	$-	$-	$-
State and local	-	-	-
Total deferred taxes	$-	$-	$-

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows for the years ended December 31:

	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal benefit	6.0%	6.0%	4.8%
Change in tax rates	2.6%	1.7%	0.4%
State tax credits	4.1%	2.5%	0.4%
Change in valuation allowance	(46.4%)	(42.9%)	(39.1%)
Uncertain tax positions	0.0%	0.0%	0.0%
Stock-based compensation	(0.1%)	0.0%	(0.4%)
Other permanent items	(0.2%)	(0.7%)	(0.1%)
Deferred true-up	0.0%	(0.6%)	0.0%
Income tax provision effective rate	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax asset and liability were as follows as of December 31,

	2016	2015
Deferred tax assets relating to:
Net operating loss carryforwards	$65,467	$43,322
Deferred revenue	19,255	26,563
Commissions and incentive accrual	1,563	2,777
Deferred rent	733	962
State tax credits	6,348	4,727
Stock-based compensation	5,199	2,952
Compensation and other accruals	5,222	5,099
Total gross deferred tax assets	103,787	86,402
Deferred tax liabilities
Property and equipment and intangible assets	$(578)	$(1,087)
Total gross deferred tax liabilities	(578)	(1,087)
Deferred tax assets less liabilities	103,209	85,315
Less: valuation allowance	(103,209)	(85,315)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2016 and 2015, the Company’s gross deferred tax was reduced by a valuation allowance of $103,209 and $85,315, respectively.

The valuation allowance increased by $17,894 and $26,465 during the years ended December 31, 2016 and 2015, respectively. The valuation allowance increase resulted primarily from changes in the deferred tax assets related to the net operating loss carryforwards and deferred revenue.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the future. In recognition of this risk, the Company has provided a full valuation allowance on the deferred tax assets relating to net operating loss carryforwards. The Company's Federal and state net operating losses include excess tax benefits related to deductions from the exercise of nonqualified stock options.  The tax benefit of these deductions has not been recognized in deferred tax assets.  If utilized, $21,632 of benefits from these deductions will be recorded as adjustments to taxes payable and additional paid in capital.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Net operating loss carryforwards for federal income tax purposes were approximately $183,528 and $123,305 at December 31, 2016 and 2015, respectively. State net operating loss carryforwards were $176,389 and $127,114 at December 31, 2016 and 2015, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2034, if not utilized. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to historical and future ownership changes.

South Carolina jobs tax credit and headquarters tax credit carryovers of $10,055 and $7,598 were available at December 31, 2016 and 2015, respectively. Headquarters credits are expected to be used to offset future state income tax license fees. The credits expire in various amounts during 2020 through 2028.

The Company follows FASB ASC 740-10 for accounting for unrecognized tax benefits. As of December 31, 2016, the Company had gross unrecognized tax benefits of $437.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31:

	2016	2015	2014
Balance at beginning of year	$437	$437	$437
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions in prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Reductions for tax positions due to lapse of statute	-	-	-
Settlements	-	-	-
Balance at end of year	$437	$437	$437

At December 31, 2016 and 2015, none of the $437 liabilities for unrecognized tax benefits could impact the Company’s effective tax rate, if recognized. The Company does not expect the unrecognized tax benefits to change within the next twelve months.

The Company is subject to U.S. income taxes, as well as various taxes state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before the tax year ended December 31, 2013, although carryforward attributes that were generated prior to 2013 may still be adjusted upon examination by the taxing authorities if they either have been used or will be used in a future period.

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

(thousands, except share and per share data)

Segments are evaluated based on gross profit. The Company does not allocate interest income, interest expense or income tax expense by segment. Accordingly, the Company does not report such information. Additionally, Employer and Carrier segments share the majority of the Company’s assets. Therefore, no segment asset information is reported.

	Year Ended December 31,
	2016	2015	2014
Revenue from external customers by segment:
Employer	$140,522	$94,842	$62,016
Carrier	92,813	90,301	75,404
Total net revenue from external customers	$233,335	$185,143	$137,420
Depreciation and amortization by segment:
Employer	$7,950	$6,024	$4,392
Carrier	5,123	5,640	5,101
Total depreciation and amortization	$13,073	$11,664	$9,493
Gross profit by segment
Employer	$53,031	$33,655	$16,186
Carrier	59,623	48,637	33,764
Total gross profit by segment	$112,654	$82,292	$49,950

Substantially all assets were held and all revenue was generated in the United States during the years ended December 31, 2016, 2015 and 2014.

15. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The Company’s headquarters building lease and an additional building lease are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, was accounted for as an operating lease during 2016 and periods prior. As described in Note 9, the Company executed an amendment to each of the three lease agreements on December 12, 2016.  These amendments extended the term of the leases to December 31, 2031.  The leases contain options to renew the leases for five additional years. The arrangements provide for 3.0% fixed annual rent increases. In addition to extending the lease term, the amendment to the lease for the Company’s Customer Success Center, a 145,800 square foot building on its campus, which commenced January 1, 2015:

•

extended from December 13, 2016 to December 31, 2018 the term of an option that allows the Company to require the lessor to build a two-story building, including potentially for a welcome center of approximately 18,500 square feet on its campus (“Building 5”) for the Company to lease,

•	waived certain accrued and future carrying costs and termination fees payable to the lessor by the Company under the existing option in the amount of $1,223, and
•	reduced the annual rent increases for the Customer Success Center from 3% to 2% contingent upon construction of Building 4 described below.

On December 12, 2016 and in conjunction with the lease amendments, the Company also executed a cancellable lease agreement with an entity which two of the Company’s directors, significant stockholders, and executives are affiliated. Pursuant to the agreement the lessor will construct a building of approximately 145,800 square feet on its campus for the Company to accommodate anticipated future growth (“Building 4”). The target commencement date of the lease is July 1, 2019 with a term of 15 years. Under the terms of the lease, the Company agrees to commence construction on or about April 1, 2018, but can terminate the lease prior to that time, subject to payment of reasonable, documented, and agreed-to out-of-pocket costs with respect to the lease and building to date. If the Company delays beginning construction past December 31, 2018, the lessor may terminate the lease. The Company may renew the lease upon 365 days’ notice to the lessor for five additional one-year terms, provided that the Company is not in default at the time of its request. Significant terms of the lease for Building 4 include annual rent for the first year of the lease of $30.05 per square foot of rentable area with annual rent increases of 2% of the rent paid for the preceding lease year. If the

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Company exercises its option to cause the construction of Building 5, the term of the lease will reset to 15 years from the date the Company begins paying rent for Building 5.

In connection with the cancellable lease for Building 4 and the option for Building 5 described above, the leasing entity meets the criteria to be a variable interest entity. The Company is not the primary beneficiary of the leasing entity, as the activities that are most significant to the leasing entity’s economic performance, consisting of financing, development, management, and sale of office facilities, are directed by another party. As such, the Company is not required to consolidate the entity as the primary beneficiary. The lease terms would not include a residual value guarantee, fixed-price purchase option, or similar feature that would obligate the Company to absorb decreases in value or would entitle the Company to participate in increases in the value of Buildings 4 or 5. The Company has not and does not intend to provide financial or other support to the leasing entity. The Company’s maximum exposure, assuming the exercise of the option, would consist of rent to be paid over the 15-year term of the lease, construction cost overruns, agreed upon pre-construction costs incurred prior to termination and operating expenses in excess of a certain threshold. The Company’s maximum exposure currently cannot be quantified.

Payments related to these agreements were $10,417, $11,940, and $5,634 for the years ended December 31, 2016, 2015 and 2014, respectively. Amounts due to the related parties were $854 and $1,116 as of December 31, 2016 and 2015, respectively. Amounts due to the related parties were recorded as $854 in “Accrued Expenses” as of December 31, 2016 and $628 in “Accounts Payable” and $488 in “Accrued Expenses” as of December 31, 2015.

Related Party Travel Expenses

The Company utilizes the services of a private air transportation company that is owned and controlled by one of the Company’s significant stockholders and executives. Expenses related to these companies were $80, $127 and $438 for the years ended December 31, 2016, 2015 and 2014, respectively, and consist of air travel related to the operations of the business. No amounts were due to the related party as of December 31, 2016 and 2015.

Related Party Revenues

As disclosed in Note 11, the Company entered into a Stock Purchase Agreement with Mercer, a customer, on February 24, 2015. As a result of this transaction, Mercer became a related party by virtue of beneficially owning more than 10% of the voting interest of the Company. At the same time, the Company entered into an amendment of its commercial contract with Mercer. The amendment to the commercial contract, among other things, expanded certain terms and conditions of the existing relationship between the Company and Mercer and its affiliates. Revenue from Mercer was $26,720 and $13,552 for the years ended December 31, 2016 and 2015, respectively, and was reflected in “Revenues,” within the accompanying statements of operations. The amounts due from Mercer were $4,626 and $2,082 as of December 31, 2016 and 2015, respectively. The amount of deferred revenue associated with Mercer was $7,683 and $9,128 as of December 31, 2016 and 2015, respectively, and was reflected in the balances of deferred revenue in the consolidated balance sheets.

Related Party Revolving Line of Credit

As disclosed in Note 8, the Company amended its revolving line of credit agreement in 2016. As part of the amendment in October 2016, Goldman Sachs Lending Partners, LLC was added to the lending syndicate. Goldman Sachs Lending Partners, LLC is an affiliate of The Goldman Sachs Group, Inc., as are the Goldman Sachs funds that owned approximately 20.5% of the Company’s outstanding common stock as of December 31, 2016.  Goldman Sachs Lending Partners, LLC committed $10,000 to the revolving commitment and participates in amounts borrowed under the credit facility at a rate of approximately 10.5%. Accordingly, approximately $4,226 of the $40,246 outstanding under the revolving line of credit as of December 31, 2016 was due to Goldman Sachs Lending Partners, LLC.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

16. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended December 31, 2016 and 2015.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Consolidated Statements of Operations Data:
Revenue	$62,647	$58,022	$57,874	$54,792	$54,340	$45,426	$42,708	$42,669
Gross profit	30,125	28,910	28,124	25,495	23,857	19,161	19,068	20,206
Total operating expenses	35,189	35,434	37,215	36,984	34,482	33,953	35,468	32,663
Operating loss	(5,064)	(6,524)	(9,091)	(11,489)	(10,625)	(14,792)	(16,400)	(12,457)
Net loss	$(7,099)	$(8,603)	$(11,004)	$(13,352)	$(12,487)	$(16,664)	$(18,284)	$(14,649)
Net loss per common share (a)	$(0.24)	$(0.29)	$(0.37)	$(0.46)	$(0.43)	$(0.58)	$(0.64)	$(0.55)
Weighted-average common shares outstanding--basic and diluted	30,030,164	29,651,230	29,459,341	29,213,198	29,120,171	28,847,493	28,633,992	26,745,444

(a)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with per share amounts for the year.

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

17. Subsequent Events

Restricted Stock Units

During January 2017, the Company granted 22,278 restricted stock units to employees with an aggregate grant date fair value of $668. These restricted stock units generally vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting.

During January 2017, stock option exercises and vesting of restricted stock units resulted in the issuance of 267,885 shares of common stock.

Revolving Line of Credit

In January 2017, the Company repaid $20,000 that was previously borrowed under the Senior Revolver.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged To Expense	Additions Charged Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2016	$2,585	$667	$5,004	$(3,661)	$4,595
Year Ended December 31, 2015	$1,663	$22	$7,646	$(6,746)	$2,585
Year Ended December 31, 2014	$810	$94	$4,585	$(3,826)	$1,663

	Balance at Beginning of Period	Additions Charged To Costs and Expenses (1)	Deductions	Balance at End of Period
Deferred tax asset valuation allowance:
Year Ended December 31, 2016	$85,315	$17,894	$-	$103,209
Year Ended December 31, 2015	$58,850	$26,465	$-	$85,315
Year Ended December 31, 2014	$34,425	$24,425	$-	$58,850
(1) Increase in valuation allowance is related to the generation of net operating losses and other deferred tax assets.

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated August 29, 2013 by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2	Form of Second Amended and Restated Investors’ Rights Agreement, dated , 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.3	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015.	10-K	—	4.5	February 27, 2015

10.1	Form of Second Amended and Restated Voting Agreement, dated , 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.2	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.3	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.4	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.5	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.5.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.6	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.7	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.8	Employment Agreement, dated November 16, 2011, by and between Benefitfocus.com, Inc. and Milton A. Alpern.#	S-1	333-190610	10.10	August 14, 2013

10.9	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.10	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.11	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.11.1	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.13.1	December 14, 2016

10.12	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.12.1	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.14.1	December 14, 2016

10.13	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.†	S-1	333-190610	10.15	August 14, 2013

10.14	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.14.1	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.16.1	December 14, 2016

10.15	2012 Stock Plan, as amended.#	DEF 14A	—	—	April 25, 2014

10.16	Form of Independent Director Compensation Agreement.	8-K	—	10.16	June 23, 2014

10.17	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	10-K	—	10.20	February 27, 2015

10.18	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	10-K	—	10.21	February 27, 2015

10.19	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.20	Senior Secured Credit Facility, dated as of February 20, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.20.1	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

10.20.2	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-K	—	10.23	February 25, 2016

10.20.3	Third Amendment Agreement, dated as of March 24, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.26	March 29, 2016

10.20.4	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.++	8-K	—	10.29	October 31, 2016

10.20.5	Fifth Amendment Agreement, dated as of December 12, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.32	December 14, 2016

10.21	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.22	Separation, Release and Consulting Agreement, dated as of December 21, 2015, by and between Milton A. Alpern and Benefitfocus.com, Inc.#	10-K	—	10.24	February 25, 2016

10.23	Employment Agreement, dated April 24, 2016, by and between Benefitfocus.com, Inc. and Dennis B. Story.#	10-Q	—	10.26	May 5, 2016

10.24	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.#	DEF14A	—	—	April 22, 2016

10.25	Waiver to Credit Agreement, dated as of September 1, 2016, by and among the Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., the several banks and other financial institutions or entities party thereto and Silicon Valley Bank, as administration agent and collateral agent for the lenders.	8-K	—	10.28	September 1, 2016

10.26	Employment Agreement effective September 15, 2016, by and between Benefitfocus.com, Inc. and Jeffrey M. Laborde. #	10-Q	—	10.30	November 4, 2016

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.27	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.31	December 14, 2016

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
#	Management contract or compensatory plan.
+

The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

++

The registrant has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.