Form 10-Q
period 2017-03-31
Benefitfocus,Inc.
filed 2017-04-28
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2017, there were approximately 31,042,568 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$57,671	$56,853
Marketable securities	–	2,007
Accounts receivable, net	23,898	28,340
Accounts receivable, related party, net	3,393	4,626
Prepaid expenses and other current assets	5,838	4,449
Total current assets	90,800	96,275
Property and equipment, net	78,032	80,518
Intangible assets, net	343	408
Goodwill	1,634	1,634
Other non-current assets	1,227	1,575
Total assets	$172,036	$180,410
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,024	$5,829
Accrued expenses	10,133	10,867
Accrued compensation and benefits	10,754	17,347
Deferred revenue, current portion	29,545	35,426
Revolving line of credit, current portion	14,000	20,000
Financing and capital lease obligations, current portion	3,154	2,604
Total current liabilities	72,610	92,073
Deferred revenue, net of current portion	39,366	40,412
Revolving line of credit, net of current portion	34,246	20,246
Financing and capital lease obligations, net of current portion	57,137	57,934
Other non-current liabilities	2,834	3,056
Total liabilities	206,193	213,721
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 30,786,234 and 30,429,014 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	30	30
Additional paid-in capital	342,292	335,059
Accumulated deficit	(376,479)	(368,400)
Total stockholders' deficit	(34,157)	(33,311)
Total liabilities and stockholders' deficit	$172,036	$180,410

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$64,171	$54,792
Cost of revenue	31,601	29,297
Gross profit	32,570	25,495
Operating expenses:
Sales and marketing	17,277	13,574
Research and development	12,181	15,015
General and administrative	7,757	8,395
Total operating expenses	37,215	36,984
Loss from operations	(4,645)	(11,489)
Other income (expense):
Interest income	27	56
Interest expense on building lease financing obligations	(1,860)	(1,716)
Interest expense on other borrowings	(1,062)	(198)
Other expense	(148)	–
Total other expense, net	(3,043)	(1,858)
Loss before income taxes	(7,688)	(13,347)
Income tax expense	–	5
Net loss	$(7,688)	$(13,352)
Comprehensive loss	$(7,688)	$(13,352)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.46)
Weighted-average common shares outstanding:
Basic and diluted	30,658,468	29,213,198

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2016	30,429,014	$30	$335,059	$(368,400)	$(33,311)
Cumulative effect adjustment from adoption of new accounting standard	–	–	391	(391)	–
Exercise of stock options	318,230	–	2,342	—	2,342
Issuance of common stock upon vesting of restricted stock units	35,025	—	–	—	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	3,965	—	112	—	112
Stock-based compensation expense	—	—	4,388	—	4,388
Net loss	—	—	—	(7,688)	(7,688)
Balance, March 31, 2017	30,786,234	$30	$342,292	$(376,479)	$(34,157)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,688)	$(13,352)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	4,005	3,043
Stock-based compensation expense	4,388	4,733
Interest accrual on financing obligation	1,873	1,716
Loss on disposal or impairment of property and equipment	148	–
Provision for doubtful accounts	22	(22)
Changes in operating assets and liabilities:
Accounts receivable, net	5,654	(3,562)
Accrued interest on short-term investments	7	130
Prepaid expenses and other current assets	(1,389)	(2)
Other non-current assets	349	(508)
Accounts payable	(899)	(3,911)
Accrued expenses	(140)	2,715
Accrued compensation and benefits	(6,594)	(5,304)
Deferred revenue	(6,927)	(5,419)
Other non-current liabilities	(222)	(75)
Net cash and cash equivalents used in operating activities	(7,413)	(19,818)
Cash flows from investing activities
Purchases of short-term investments held to maturity	–	(2,004)
Proceeds from maturity of short-term investments held to maturity	2,000	26,525
Purchases of property and equipment	(2,103)	(2,610)
Net cash and cash equivalents (used in) provided by investing activities	(103)	21,911
Cash flows from financing activities
Draws on revolving line of credit	28,000	–
Payments on revolving line of credit	(20,000)	(25,000)
Proceeds from exercises of stock options and ESPP	2,454	163
Remittance of taxes upon vesting of restricted stock units	–	(202)
Payments on financing and capital lease obligations	(2,120)	(2,875)
Net cash and cash equivalents provided by (used in) financing activities	8,334	(27,914)
Net increase (decrease) in cash and cash equivalents	818	(25,821)
Cash and cash equivalents, beginning of period	56,853	48,074
Cash and cash equivalents, end of period	$57,671	$22,253

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$200	$428
Property and equipment purchased with financing and capital lease obligations	$—	$733
Post contract support purchased with financing obligations	$—	$1,048

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Organization and Description of Business

Benefitfocus, Inc. (the “Company”) provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers and brokers under a software-as-a-service (“SaaS”) model. The financial statements of the Company include the financial position and operations of its wholly owned subsidiaries, Benefitfocus.com, Inc. and BenefitStore, Inc.

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the  three-month period ended March 31, 2017 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 24, 2017.

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

The Company has established standalone value for Benefitfocus Marketplace implementation services in the Employer segment.  Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed. Certain of the Company’s other professional services, including implementation services related to the Carrier segment, are not sold separately from the software services and there is no alternative use for them. As such, the Company has determined that those professional services do not have standalone value. Accordingly, software services and professional services are combined and recognized as a single unit of accounting. The Company generally recognizes software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, once the criteria for revenue recognition described above have been satisfied. The Company recognizes revenue on Benefitfocus Marketplace implementation services in the Employer segment that have standalone value at the time the services have been completed and the related software services have commenced. The Company defers recognition of revenue for fees from professional services that do not have standalone value and begins recognizing such revenue once the services are delivered and the related software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship. Costs incurred by the Company in connection with providing such professional services are charged to expense as incurred and are included in “Cost of revenue.”

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  Mercer LLC (“Mercer”), a related party, represented approximately 12% and 14% of the total accounts receivable at March 31, 2017 and December 31, 2016, respectively, and 13% and 10% of total revenue for the three months ended March 31, 2017 and 2016, respectively. For more information regarding Mercer revenue, please see Note 11. Accounts receivable from one other customer approximated 13% of the total accounts receivable at December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, if bad debts are higher than expected, future write-offs will be greater than the Company’s estimates. The allowance for doubtful accounts was $705 and $691 as of March 31, 2017 and December 31, 2016, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $2,956 and $3,904 as of March 31, 2017 and December 31, 2016, respectively.

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

In the three months ended March 31, 2017 and 2016, the Company capitalized software development costs of $1,227 and $1,484, respectively, and amortized capitalized software development costs of $831 and $626, respectively. The net book value of capitalized software development costs was $6,831 and $6,435 at March 31, 2017 and December 31, 2016, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Recently Adopted Accounting Standards

The Company adopted the guidance in Accounting Standards Update ("ASU") 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” on January 1, 2017. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $391 cumulative effect adjustment to its accumulated deficit as of January 1, 2017. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017 and the impact of applying that guidance was not material to the condensed consolidated financial statements for the three months ended March 31, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis. However, there is no impact to the statement of cash flows for the three months ended March 31, 2017 as the Company did not have any cash flows related to excess tax benefits during that time. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which amends the revenue recognition requirements in the FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods and services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

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

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2017	2016
Restricted stock units	1,597,423	1,277,677
Stock options	409,038	1,662,626
Warrant to purchase common stock	580,813	580,813
Employee Stock Purchase Plan	3,063	-
Total anti-dilutive common share equivalents	2,590,337	3,521,116

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(7,688)	$(13,352)
Net loss attributable to common stockholders	$(7,688)	$(13,352)
Denominator:
Weighted-average common shares outstanding, basic and diluted	30,658,468	29,213,198
Net loss per common share, basic and diluted	$(0.25)	$(0.46)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of the periods presented.

	March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$51,356	$—	$—	$51,356
Total assets	$51,356	$—	$—	$51,356

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$51,285	$—	$—	$51,285
Total assets	$51,285	$—	$—	$51,285

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than 1 month as of December 31, 2016. As of March 31, 2017, the Company did not have any marketable securities. The following presents information about the Company’s marketable securities as of:

December 31, 2016
Aggregate cost basis and net carrying amount	$2,007
Gross unrealized holding gains	-
Gross unrealized holding losses	-
Aggregate fair value determined by Level 2 inputs	$2,007

No investments were in an unrealized loss position as of December 31, 2016.

6. Revolving Line of Credit

As of March 31, 2017 and December 31, 2016, the amount outstanding under the Company’s revolving line of credit was $48,246 and $40,246, respectively.  The amount available to borrow, adjusted by the borrowing base limit, was $37,377 and the interest rate was 5.0% as of March 31, 2017.

In January 2017, the Company repaid $20,000 of the amount outstanding under its line of credit.  In March 2017, the Company borrowed $28,000 under its line of credit for general operating purposes.

7. Stock-based Compensation

Restricted Stock Units

During the three-months ended March 31, 2017, the Company granted 85,026 restricted stock units to employees with an aggregate grant date fair value of $2,422. These restricted stock units vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting.

On March 31 2017, the Company granted 62,748 restricted stock units and 94,121 performance restricted stock units to officers with an aggregate grant date fair value of $4,384. Vesting of the performance restricted stock units is contingent upon meeting sales related growth targets through December 31, 2017. The actual number of shares issued upon vesting of the performance restricted stock units could range from 0% to 100% of the number granted.  These awards will vest in equal annual installments for 4 years starting April 1, 2018.

Also on March 31, 2017, the Company granted 28,594 performance restricted stock units to officers with an aggregate grant date fair value of $799. The awards were granted in lieu of a portion of the target cash bonus that would otherwise be payable under the Company’s Management Incentive Bonus Program for the calendar year ended 2017.  The awards vest upon achievement of annual financial targets for 2017. The actual number of shares issued upon vesting could range from 0% to 100% of the number granted. These awards will vest on April 1, 2018.

8. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At March 31, 2017, the Company had reserved a total of 3,376,731 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	409,038
Restricted stock units	1,597,423
Available for future issuance under stock award plans	643,422
Available for future issuance under ESPP	146,035
Warrant to purchase common stock	580,813
Total common shares reserved for future issuance	3,376,731

9. Income Taxes

The Company’s effective federal tax rate for the three-month period ended March 31, 2017 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

	Three Months Ended March 31,
	2017	2016
Revenue from external customers by segment:
Employer	$40,630	$32,193
Carrier	23,541	22,599
Total net revenue from external customers	$64,171	$54,792
Depreciation and amortization by segment:
Employer	$2,526	$1,792
Carrier	1,479	1,251
Total depreciation and amortization	$4,005	$3,043
Gross profit by segment:
Employer	$16,492	$12,282
Carrier	16,078	13,213
Total gross profit	$32,570	$25,495

11. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The Company’s headquarters building lease and an additional building lease are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, is accounted for as a capital lease. The three lease agreements have 15-year terms which end on December 31, 2031. The leases contain options to renew the leases for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were  $3,209 and $3,380 for the three months ended March 31, 2017 and 2016, respectively. Other amounts due to the related parties were $222 and $854 as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016 amounts due to the related parties were recorded in “Accrued expenses.”

Other Related Party Expenses

The Company utilizes the services of three companies that are owned and controlled by a Company director, significant stockholder, and executive. The companies provide construction project management services and private air transportation. Expenses related to these companies were $19 and $26 for the three months ended March 31, 2017 and 2016, respectively. Amounts due to these companies were $16 and $0 as of March 31, 2017 and December 31, 2016, respectively.

Related Party Revenues

Mercer became a related party when the Company sold it over 10% beneficial ownership of the Company’s outstanding common stock in February 2015. Revenue from Mercer was $8,507 and $5,546 for the three months ended March 31, 2017 and 2016, respectively, and was reflected in “Revenues,” within the accompanying statements of operations and comprehensive loss. The amounts due from Mercer were $3,393 and $4,626 as of March 31, 2017 and December 31, 2016, respectively. The amount of deferred revenue associated with Mercer was $5,620 and $7,683 as of March 31, 2017 and December 31, 2016, respectively, and was reflected in the balances of deferred revenue in the consolidated balance sheets.

Related Party Revolving Line of Credit

In conjunction with an amendment to the Company’s revolving line of credit agreement in October 2016, Goldman Sachs Lending Partners, LLC was added to the lending syndicate. Goldman Sachs Lending Partners, LLC is an affiliate of The Goldman Sachs Group, Inc., as are the Goldman Sachs funds that owned approximately 20.3% of the Company’s outstanding common stock as of March 31, 2017.  Goldman Sachs Lending Partners, LLC committed $10,000 to the revolving commitment and participates in amounts borrowed under the credit facility at a rate of approximately 10.5%. Accordingly, amounts due to Goldman Sachs Lending Partners, LLC was approximately $5,066 of the $48,246 outstanding under the revolving line of credit as of March 31, 2017 and $4,226 of the $40,246   outstanding under the revolving line of credit as of December 31, 2016.

12. Subsequent Events

Restricted Stock Units

On April 1, 2017, the Company granted 288,238 restricted stock units and 302,148 performance restricted stock units with aggregate grant date fair values of $7,869 and $8,249, respectively.  The aggregate grant date fair value of the performance restricted stock units assuming target achievement was $5,550.  The restricted stock units vest in equal annual installments of over 4 years from the grant date. The number of performance restricted stock units that will vest will be determined upon the achievement of certain financial targets for 2017, and vesting will then occur in equal annual installments over various periods ranging from 1 to 4 years.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The weighted average vesting period was 3.1 years as of the grant date.

Common Stock

During April 2017, employees exercised stock options and restricted stock units vested resulting in the issuance of 256,334 shares.

Revolving Line of Credit

In April 2017, the Company repaid $14,000 under its revolving line of credit. It also amended its revolving line of credit agreement. The amendment alters definitions in the revolving line of credit agreement, including Consolidated EBITDA and Liquidity, and changes the Minimum Liquidity and Minimum Consolidated EBITDA requirements. It also includes consents by the lenders to certain administrative actions by us, including with respect to intellectual property and certain company bank accounts. The amendment also modifies the definition of Excluded Assets in the Guarantee and Collateral Agreement, dated as of February 20, 2015, which was entered into in connection with the revolving line of credit agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly, quarterly and annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 88% and 89% of our total revenue during the three months ended March 31, 2017 and 2016.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 12% and 11% of our total revenue during the three months ended March 31, 2017 and 2016, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 853 as of March 31, 2017. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

	As of March 31,
	2017	2016
Number of customers:
Large employer	853	741
Carrier	53	54

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

For the three-month periods ended March 31, 2017 and 2016, our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets. Beginning with the first quarter of 2017, we revised our definition of adjusted EBITDA to exclude costs not core to our business. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. The revision to the definition of adjusted EBITDA had no material impact on our reported adjusted EBITDA for the months ended March 31, 2017 or prior periods.

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

	Three Months Ended March 31,
	2017	2016
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(7,688)	$(13,352)
Depreciation	3,111	2,353
Amortization of software development costs	830	626
Amortization of acquired intangible assets	64	64
Interest income	(27)	(56)
Interest expense on building lease financing obligations	1,860	1,716
Interest expense on other borrowings	1,062	198
Income tax expense	-	5
Stock-based compensation expense	4,388	4,733
Total net adjustments	11,288	9,639
Adjusted EBITDA	$3,600	$(3,713)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Software services	$56,720	$48,992
Professional services	7,451	5,800
Total revenue	$64,171	$54,792

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

We recognize revenue from professional services with standalone value, for example implementation services for the Benefitfocus Marketplace solution in the Employer segment, at the time that the professional services have been completed. We defer recognition of our professional services fees paid by customers related to implementation services that are determined to not have stand-alone value and are sold with our software services, and recognize them, beginning once the software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, which was 7 years. We periodically evaluate the term over which revenue is recognized for professional services as we gain more experience with customer contract renewals.

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

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of fixed assets. Interest income represents interest received on our cash and cash equivalents and marketable securities. Interest expense consists primarily of the interest incurred on outstanding borrowings under our financing obligations, capital leases and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three months ended March 31, 2017 and 2016.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2017	2016
Revenue	$64,171	$54,792
Cost of revenue(1)	31,601	29,297
Gross profit	32,570	25,495
Operating expenses:
Sales and marketing(1)	17,277	13,574
Research and development(1)	12,181	15,015
General and administrative(1)	7,757	8,395
Total operating expenses	37,215	36,984
Loss from operations	(4,645)	(11,489)
Other income (expense):
Interest income	27	56
Interest expense on building lease financing obligations	(1,860)	(1,716)
Interest expense on other borrowings	(1,062)	(198)
Other expense	(148)	–
Total other expense, net	(3,043)	(1,858)
Loss before income taxes	(7,688)	(13,347)
Income tax expense	–	5
Net loss	$(7,688)	$(13,352)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2017	2016
Cost of revenue	$662	$548
Sales and marketing	1,332	632
Research and development	718	1,468
General and administrative	1,676	2,085

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Cost of revenue	49.2	53.5
Gross profit	50.8	46.5
Operating expenses:
Sales and marketing	26.9	24.8
Research and development	19.0	27.4
General and administrative	12.1	15.3
Total operating expenses	58.0	67.5
Loss from operations	(7.2)	(21.0)
Other income (expense):
Interest income	-	0.1
Interest expense on building lease financing obligations	(2.9)	(3.1)
Interest expense on other borrowings	(1.7)	(0.4)
Other expense	(0.2)	-
Total other expense, net	(4.7)	(3.4)
Loss before income taxes	(12.0)	(24.4)
Income tax expense	-	-
Net loss	(12.0)%	(24.4)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue from external customers by segment:
Employer	$40,630	$32,193
Carrier	23,541	22,599
Total net revenue from external customers	$64,171	$54,792
Gross profit by segment:
Employer	$16,492	$12,282
Carrier	16,078	13,213
Total gross profit	$32,570	$25,495

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$56,720	88.4%	$48,992	89.4%	$7,728	15.8%
Professional services	7,451	11.6	5,800	10.6	1,651	28.5
Total revenue	$64,171	100.0%	$54,792	100.0%	$9,379	17.1%

Growth in software services revenue was primarily attributable to existing customers adding covered lives to our offerings, or volume increases, and purchasing additional products as well as to the net addition of new customers, as the number of large employer and carrier customers increased to 906 as of March 31, 2017 from 795 as of March 31, 2016.

The increase in professional services revenue in absolute terms was in part attributable to the recognition of $1.0 million of implementation services provided to newly activated customers and new products provided to existing customers and $1.2 million attributable to the acceleration of the customer relationship period for certain customers. These increases were partially offset by a decrease in revenue of $0.6 million from customer specific customizations.

Segment Revenue

	Three Months Ended March 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$40,630	63.3%	$32,193	58.8%	$8,437	26.2%
Carrier	23,541	36.7	22,599	41.2	942	4.2
Total revenue	$64,171	100.0%	$54,792	100.0%	$9,379	17.1%

Growth in our employer revenue was primarily attributable to a $7.8 million increase in our employer software services revenue driven primarily by new customers and volume increases, as well as additional products sold to existing customers.  Additionally, employer professional services revenue increased by $0.6 million.

The increase in carrier revenue in absolute terms was primarily attributable to a $1.0 million increase in professional services revenue, offset by a decrease of $0.1 million in software services revenue. The professional services revenue increase was primarily driven by implementations related to additional products with existing customers and the acceleration of the customer relationship period for certain customers.

Cost of Revenue

	Three Months Ended March 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$31,601	49.2%	$29,297	53.5%	$2,304	7.9%

The increase in cost of revenue in absolute terms was attributable to professional fees associated with third-party deliveries. This increase included an increase in stock-based compensation of $0.1 million. The remaining increase was attributable to other operating expenses related to security, technology infrastructure, depreciation and amortization, and facilities costs to support our organization. However, cost of revenue as a percentage of revenue has continued to decrease as a result of economies of scale as our revenues have grown.

Gross Profit

	Three Months Ended March 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$34,947	61.6%	$31,471	64.2%	$3,476	11.0%
Professional services	(2,377)	(31.9)	(5,976)	(103.0)	3,599	(60.2)
Gross profit	$32,570	50.8%	$25,495	46.5%	$7,075	27.8%

The increase in software services gross profit in absolute terms was driven by a $7.7 million, or 15.8%, increase in software services revenue. This increase was partially offset by a $4.3 million, or 24.3%, increase in software services cost of revenue. Software services cost of revenue included $0.5 million and $0.3 million of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively, and $2.7 million and $2.0 million of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively.

The improvement in professional services gross loss was driven by a $1.7 million, or 28.5%, increase in professional services revenue and a decrease in professional services cost of revenue of $1.9 million. Professional services cost of revenue included $0.2 million and $0.3 million of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. In addition, professional services cost of revenue included $0.3 million and $0.4 million in depreciation and amortization for the three-month periods ended March 31, 2017 and 2016, respectively. As discussed in “Components of Operating Results—Cost of Revenue”, we expense our cost of revenue as we incur the costs. However, recognition of the related revenue from implementation services performed before a customer is operating on our platform is generally deferred until the commencement of the monthly subscription. Therefore, we expense the cost incurred in providing these services prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been significantly higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended March 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$16,492	40.6%	$12,282	38.2%	$4,210	34.3%
Carrier	16,078	68.3	13,213	58.5	2,865	21.7
Gross profit	$32,570	50.8%	$25,495	46.5%	$7,075	27.8%

The increase in employer gross profit in absolute terms was driven by an $8.4 million, or 26.2%, increase in employer revenue partially offset by a $4.2 million, or 21.2%, increase in employer cost of revenue as we continued to achieve economies of scale. The increase in cost of revenue was primarily attributable to increased personnel-related costs to support our customer base as well as increased depreciation and amortization, technology infrastructure costs and security-related costs. Our employer cost of revenue included $1.8 million and $1.4 million of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively. In addition, our employer cost of revenue included $0.5 million and $0.4 million of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

The increase in carrier gross profit in absolute terms was driven by an increase in carrier revenue of $0.9 million, or 4.2%, in combination with a decrease in carrier cost of revenue of $1.9 million, or 20.5%. The decrease in cost of revenue was primarily attributable to a decrease in customer-specific development, as opposed to platform enhancements and development. Our carrier cost of revenue included $1.2 million and $1.0 million in depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively. In addition, our carrier cost of revenue included $0.2 million of stock-based compensation expense for each of the three-month periods ended March 31, 2017 and 2016, respectively.

Operating Expenses

	Three Months Ended March 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$17,277	26.9%	$13,574	24.8%	$3,703	27.3%
Research and development	12,181	19.0	15,015	27.4	(2,834)	(18.9)
General and administrative	7,757	12.1	8,395	15.3	(638)	(7.6)

The increase in sales and marketing expense in absolute terms was primarily attributable to a $2.5 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.3 million, due to sales and marketing associates hired to continue driving revenue growth. We experienced $0.7 million of separation expenses primarily related to the departure of certain associates, including accelerated stock-based compensation of $0.4 million. Additionally, we experienced an increase of $0.5 million in costs related to facilities and overhead allocation, recruiting, professional fees and travel-related costs.

The decrease in research and development expense in absolute terms reflects cost-saving efforts undertaken during 2017. We experienced a $1.3 million decrease in salaries and personnel-related costs as the result of a decrease in the number of associates engaged in research and development activities. This decrease includes a $0.7 million decrease in stock-based compensation primarily due to the accrual of separation expenses related to the departure of our former Chief Technology Officer in the first quarter of 2016.  Additionally, costs related to external development and engineering consulting decreased $1.4 million.  Lastly, we experienced a $0.1 million decrease in travel-related costs.

The decrease in general and administrative expense in absolute terms was primarily attributable to separation expenses related to the retirement of our Chief Financial Officer in the first quarter of 2016.  We experienced a $0.4 million decrease in salaries and personnel-related costs as increases in salary and personnel-related costs of $0.3 million were offset by a decrease in separation expenses of $0.7 million, of which $0.3 million was stock-based compensation. We experienced additional decreases in professional and consulting fees of $0.2 million attributable to the implementation of our enterprise resource planning system that went live in January 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, our primary sources of liquidity were our cash and cash equivalents totaling $57.7 million, $27.3 million in accounts receivables, net of allowances, and an unused revolving line of credit of $46.8 million, without taking into account the borrowing base limit.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash (used in) provided by:
Operating activities	$(7,413)	$(19,818)
Investing activities	(103)	21,911
Financing activities	8,334	(27,914)

Operating Activities

For the three months ended March 31, 2017, our operating activities used $7.4 million of cash, as $10.4 million for non-cash adjustments were more than offset by our net loss of $7.7 million and $10.2 million of cash used in changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $4.0 million, accrual of interest on financing obligations of $1.9 million, and non-cash stock compensation expense of $4.4 million. The cash used in changes in working capital primarily consisted of a decrease in deferred revenue of $6.9 million, a decrease in accrued compensation and benefits of $6.6 million as the result of timing of payments of accrued amounts, a decrease in accounts payable not associated with the purchase of property and equipment of $0.9 million and an increase in prepaid expenses and other current assets of $1.4 million. Changes in working capital that provided cash totaled $5.7 million and were primarily comprised of a decrease of accounts receivable.

For the three months ended March 31, 2016, our operating activities used $(19.8) million of cash, as $9.5 million for non-cash adjustments were more than offset by $(15.9) million of cash used in changes in working capital and by a net loss of $(13.4) million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.0 million, accrual of interest on financing obligations of $1.7 million, and non-cash stock compensation expense of $4.7 million. The cash used in changes in working capital primarily consisted of an increase in accounts receivable of $3.6 million and a decrease in deferred revenue of $5.4 million, driven in part by the achievement of standalone value for recognition of certain professional services fees. The increase in accounts receivable was attributable to a delay in customer billings that occurred during the first quarter of 2016 related to the implementation of our new accounting system. The impact of this delay caused an increase in accounts receivable of approximately $6.0 million as of the end of the first quarter of 2016. Additional changes in working capital that used cash were comprised of decreases in accrued compensation and benefits of $5.3 million, a decrease in accounts payable of $3.9 million, and an increase in other non-current assets of $0.5 million. The decrease in accrued compensation and benefits is the result of a change in the timing of funding of our defined contribution plan and payroll payment timing. We have typically funded our defined contribution plan in the second quarter of each year. In 2016, we funded the plan in the first quarter of 2016 which resulted in a use of cash during the quarter in the amount of $2.6 million. Changes in the timing of the payment of payroll attributed to an additional use of cash in the amount $3.6 million. This was the result of switching to a payroll service in the third quarter of 2015. The April 1st payroll was withdrawn in the first quarter of 2016 compared to 2015 when the April 1st payroll was paid in the second quarter. The decrease in accounts payable was primarily attributable to early vendor payments in the amount of $1.8 million that occurred in the first quarter of 2016 related to the implementation of our new accounting system.

Investing Activities

For the three months ended March 31, 2017 and 2016, net cash used in investing activities was $2.1 million and $2.6 million, respectively, for the purchase of property and equipment as well as $2.0 million for the purchase of short-term investments held to maturity for the three months ended March 31, 2016. Additionally, during the three months ended March 31, 2017 and 2016, the maturity of short-term investments held to maturity provided $2.0 million and $26.5 million, respectively, as our portfolio matured.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was $8.3 million, consisting primarily of net draws on the revolving line of credit of $8.0 million and $2.4 million from stock option exercises. These were offset by payments of $2.1 million of financing and capital lease obligations.

For the three months ended March 31, 2016, net cash used by financing activities was $(27.9) million, consisting primarily of payments on the revolving line of credit of $25.0 million, payments of $2.9 million of financing and capital lease obligations, and payments of $0.2 million for the remittance of taxes upon the vesting of restricted stock units. These were offset by $0.2 million from stock option exercises.

During the first half of 2016, we changed our method of settling tax liabilities associated with the vesting of restricted stock units.  Starting with the April 1, 2016 vest date, we settle the tax liability by selling shares in the market to cover the tax liability, which results in no cash outflow from the Company related to the vesting of restricted stock.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” which amends the revenue recognition requirements in the FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods and services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The standard permits two methods of adoption:  retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application (the modified retrospective method). The new standard will be effective for us beginning January 1, 2018, with an option to early adopt. We will adopt the standard on the effective date, but have not yet made a determination on the adoption method.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At March 31, 2017, we had borrowings under the revolving line of credit of $48.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.5 million change in our annual interest expense on our outstanding borrowings at March 31, 2017. Any debt we incur in the future may also bear interest at variable rates.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2017 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2017.

(b)	Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

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

We experienced net losses of $ 40.1 million, $62.1 million, and $63.2 million for the years ended December 31, 2016, 2015, and 2014, respectively, and net losses of $7.7 million and $13.4 million for the three months ended March 31, 2017 and 2016, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on February 24, 2017, the first trading day after we publically announced our operating results for the fourth quarter and full year ended December 31, 2016, our stock price dropped almost $3.25 per share, or 11.5%, to $25.10.

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

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in 2015 three of our executive officers announced they were leaving the Company or transitioned into different roles, and in 2016 we hired a new Chief Technology Officer, a new Chief Financial Officer who subsequently resigned for family reasons, and his replacement, who has also resigned effective April 30, 2017 for personal reasons. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have five U.S., three Chinese, two Japanese, two Australian and one Taiwanese and Hong Kong patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

•

Personal Privacy and Consumer Protection.  There are numerous U.S. federal and state laws and regulations that have been adopted or are being considered regarding the collection, retention, use, and disclosure of personal information. In addition to HIPAA, we might be subject to various laws, rules and regulations related to privacy and information security such as those promulgated under the Gramm-Leach-Bliley Act and various state laws regulating the use and security of personal information.  Those laws, rules, and regulations include requirements such as reasonable and appropriate safeguards to protect personal information, or providing appropriate notice to consumers about how their personal information will be used or disclosed.   Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.

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

The Goldman Sachs Group, affiliates of which owned approximately 20.3% of the voting and economic interest in our business at March 31, 2017, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our IPO in September 2013 through March 31, 2017, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of March 31, 2017, we had an aggregate of 30,786,234  shares of common stock outstanding. As of March 31, 2017, there also were outstanding options, restricted stock units and warrants to purchase 2,590,337  shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144.

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

As of March 31, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 40.0% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 20.3%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of March 31, 2017, these stockholders collectively beneficially owned approximately 37.5% of our common stock. Pursuant to the voting agreement, the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

ITEM 5.	OTHER INFORMATION.

On April 26, 2017, we and certain of our subsidiaries entered into the Sixth Amendment Agreement, or the Amendment, to the Credit Agreement, dated as of February 20, 2015, as amended on June 16, 2015, December 18, 2015, March 24, 2016, October 28, 2016 and December 12, 2016, with Silicon Valley Bank, a lender and the administrative agent and collateral agent, and several other lenders party thereto.  The Amendment alters definitions in the Credit Agreement, including Consolidated EBITDA and Liquidity, and changes the Minimum Liquidity and Minimum Consolidated EBITDA requirements. It also includes consents by the lenders to certain administrative actions by us, including with respect to intellectual property and certain of our bank accounts. The Amendment also modifies the definition of Excluded Assets in the Guarantee and Collateral Agreement, dated as of February 20, 2015, which was entered into in connection with the Credit Agreement. The description of the Amendment provided above is qualified in its entirety by reference to the full and complete terms of the Amendment, which is filed as Exhibit 10.20.6 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

In addition, effective May 1, 2017, Raymond A. August, our President and Chief Operating Officer, will assume additional responsibilities as our principal financial and accounting officer. As previously disclosed in a Form 10-K filed with the SEC on February 24, 2017, Jeffrey M. Laborde resigned as our Chief Financial Officer effective April 30, 2017. Our board of directors is in the process of conducting a search for a permanent Chief Financial Officer and will name Mr. Laborde’s successor at the completion of the search. Information regarding Mr. August’s business experience is included in our Form 10-K filed with the SEC on February 24, 2017 and is incorporated herein by reference.  Mr. August, age 55, has no familial relationships with any executive officer or director of the Company. Other than his employment by us, there have been no transactions in which we have participated and in which Mr. August had a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.20.6	Sixth Amendment Agreement, dated as of April 26, 2017, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

________

+ Confidential treatment requested with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2017

Benefitfocus, Inc.

By:	/s/ Jeffrey M. Laborde
Jeffrey M. Laborde
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.20.6	Sixth Amendment Agreement, dated as of April 26, 2017, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

________

+ Confidential treatment requested with respect to portions of this exhibit.