Form 10-Q
period 2017-06-30
Benefitfocus,Inc.
filed 2017-08-04
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 28, 2017, there were approximately 31,179,802 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$59,395	$56,853
Marketable securities	–	2,007
Accounts receivable, net	26,952	28,340
Accounts receivable, related party, net	907	4,626
Prepaid expenses and other current assets	6,247	4,449
Total current assets	93,501	96,275
Property and equipment, net	76,410	80,518
Intangible assets, net	279	408
Goodwill	1,634	1,634
Other non-current assets	1,216	1,575
Total assets	$173,040	$180,410
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,146	$5,829
Accrued expenses	8,490	10,867
Accrued compensation and benefits	14,678	17,347
Deferred revenue, current portion	32,307	35,426
Revolving line of credit, current portion	20,000	20,000
Financing and capital lease obligations, current portion	3,232	2,604
Total current liabilities	83,853	92,073
Deferred revenue, net of current portion	32,791	40,412
Revolving line of credit, net of current portion	32,246	20,246
Financing and capital lease obligations, net of current portion	56,654	57,934
Other non-current liabilities	2,590	3,056
Total liabilities	208,134	213,721
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 31,134,394 and 30,429,014 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	31	30
Additional paid-in capital	345,860	335,059
Accumulated deficit	(380,985)	(368,400)
Total stockholders' deficit	(35,094)	(33,311)
Total liabilities and stockholders' deficit	$173,040	$180,410

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$63,348	$57,874	$127,519	$112,666
Cost of revenue	28,828	29,750	60,429	59,047
Gross profit	34,520	28,124	67,090	53,619
Operating expenses:
Sales and marketing	17,646	14,761	34,923	28,335
Research and development	12,473	14,180	24,654	29,195
General and administrative	5,877	8,274	13,634	16,669
Total operating expenses	35,996	37,215	73,211	74,199
Loss from operations	(1,476)	(9,091)	(6,121)	(20,580)
Other income (expense):
Interest income	47	36	74	92
Interest expense on building lease financing obligations	(1,861)	(1,710)	(3,721)	(3,426)
Interest expense on other borrowings	(1,210)	(231)	(2,272)	(429)
Other expense	(1)	(3)	(149)	(3)
Total other expense, net	(3,025)	(1,908)	(6,068)	(3,766)
Loss before income taxes	(4,501)	(10,999)	(12,189)	(24,346)
Income tax expense	5	5	5	10
Net loss	$(4,506)	$(11,004)	$(12,194)	$(24,356)
Comprehensive loss	$(4,506)	$(11,004)	$(12,194)	$(24,356)
Net loss per common share:
Basic and diluted	$(0.14)	$(0.37)	$(0.40)	$(0.83)
Weighted-average common shares outstanding:
Basic and diluted	31,076,995	29,459,341	30,868,888	29,336,270

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2016	30,429,014	$30	$335,059	$(368,400)	$(33,311)
Cumulative effect adjustment from adoption of new accounting standard	–	–	391	(391)	–
Exercise of stock options	412,538	1	3,048	—	3,049
Issuance of common stock upon vesting of restricted stock units	288,877	—	–	—	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	3,965	—	112	—	112
Stock-based compensation expense	—	—	7,250	—	7,250
Net loss	—	—	—	(12,194)	(12,194)
Balance, June 30, 2017	31,134,394	$31	$345,860	$(380,985)	$(35,094)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(12,194)	$(24,356)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	7,945	6,310
Stock-based compensation expense	7,250	9,183
Interest accrual on financing obligation	3,747	3,426
Loss on disposal or impairment of property and equipment	149	7
Provision for doubtful accounts	61	(22)
Changes in operating assets and liabilities:
Accounts receivable, net	5,047	(1,582)
Accrued interest on short-term investments	7	158
Prepaid expenses and other current assets	(1,798)	(72)
Other non-current assets	359	291
Accounts payable	(1,288)	(1,279)
Accrued expenses	(1,805)	741
Accrued compensation and benefits	(2,669)	(3,196)
Deferred revenue	(10,740)	(9,932)
Other non-current liabilities	(467)	87
Net cash and cash equivalents used in operating activities	(6,396)	(20,236)
Cash flows from investing activities
Purchases of short-term investments held to maturity	–	(2,004)
Proceeds from maturity of short-term investments held to maturity	2,000	31,225
Purchases of property and equipment	(3,825)	(4,964)
Net cash and cash equivalents (used in) provided by investing activities	(1,825)	24,257
Cash flows from financing activities
Draws on revolving line of credit	53,000	34,000
Payments on revolving line of credit	(41,000)	(25,000)
Proceeds from exercises of stock options and ESPP	3,161	1,593
Remittance of taxes upon vesting of restricted stock units	–	(202)
Payments on financing and capital lease obligations	(4,398)	(5,557)
Net cash and cash equivalents provided by financing activities	10,763	4,834
Net increase in cash and cash equivalents	2,542	8,855
Cash and cash equivalents, beginning of period	56,853	48,074
Cash and cash equivalents, end of period	$59,395	$56,929

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$732	$1,397
Property and equipment purchased with financing and capital lease obligations	$—	$2,099
Post contract support purchased with financing obligations	$—	$1,182

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the six-month period ended June 30, 2017 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 24, 2017.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  Mercer LLC (“Mercer”), a related party, represented approximately 14% of the total accounts receivable at December 31, 2016.  Revenue from Mercer was approximately 10% and 12% of the total revenue for the three months ended June 30, 2017 and 2016, respectively and 11% in each of the six-month periods ended June 30, 2017 and 2016.  For more information regarding Mercer revenue, please see Note 11. Accounts receivable from one other customer approximated 13% of the total accounts receivable at December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, if bad debts are higher than expected, future write-offs will be greater than the Company’s estimates. The allowance for doubtful accounts was $708 and $691 as of June 30, 2017 and December 31, 2016, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $3,312 and $3,904 as of June 30, 2017 and December 31, 2016, respectively.

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

In the three months ended June 30, 2017 and 2016, the Company capitalized software development costs of $1,102 and $1,501, respectively, and amortized capitalized software development costs of $794 and $693, respectively. In the six months ended June 30, 2017 and 2016, the Company capitalized software development costs of $2,329 and $2,985, respectively, and amortized capitalized software development costs of $1,625 and $1,319, respectively.  The net book value of capitalized software development costs was $7,139 and $6,435 at June 30, 2017 and December 31, 2016, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Recently Adopted Accounting Standards

The Company adopted the guidance in Accounting Standards Update ("ASU") 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” on January 1, 2017. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $391 cumulative effect adjustment to its accumulated deficit as of January 1, 2017. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017 and the impact of applying that guidance was not material to the condensed consolidated financial statements for the three and six months ended June 30, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis. However, there is no impact to the statement of cash flows for the three and six months ended June 30, 2017 as the Company did not have any cash flows related to excess tax benefits during that time. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The purpose of this ASU is to reduce both the diversity in practice and the cost and complexity when applying Topic 718 to a change to the terms and conditions of share-based payment awards. This guidance is effective for the Company beginning January 1, 2018. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this updated standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods starting January 1, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company is currently assessing the impact of the new standard on its accounting policies, processes, and controls, including system requirements, and has assigned internal resources and engaged third party service providers to assist in its assessment.  Based on the Company’s current assessment, areas affected by the Company’s adoption of the revenue recognition standard will be related to the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to the Company’s multiple performance obligations.  In addition, the Company expects an impact from the adoption of the new standard related to the Company’s costs to fulfill certain contracts as well as its costs to obtain contracts with customers, which are both currently expensed as incurred.  The Company is also continuing to review the impact of this standard on potential disclosure changes in its consolidated financial statements as well as the transition approach that will be applied. While the Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates the standard could have a material impact on its consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the Company’s financial statements at this time.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2017	2016	2017	2016
Restricted stock units	1,808,890	1,474,403	1,808,890	1,474,403
Stock options	314,937	1,458,140	314,937	1,458,140
Warrant to purchase common stock	580,813	580,813	580,813	580,813
Employee Stock Purchase Plan	4,204	-	4,204	-
Total anti-dilutive common share equivalents	2,708,844	3,513,356	2,708,844	3,513,356

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,506)	$(11,004)	$(12,194)	$(24,356)
Net loss attributable to common stockholders	$(4,506)	$(11,004)	$(12,194)	$(24,356)
Denominator:
Weighted-average common shares outstanding, basic and diluted	31,076,995	29,459,341	30,868,888	29,336,270
Net loss per common share, basic and diluted	$(0.14)	$(0.37)	$(0.40)	$(0.83)

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

	June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$52,922	$—	$—	$52,922
Total assets	$52,922	$—	$—	$52,922

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$51,285	$—	$—	$51,285
Total assets	$51,285	$—	$—	$51,285

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than 1 month as of December 31, 2016. As of June 30, 2017, the Company did not have any marketable securities. The following presents information about the Company’s marketable securities as of:

December 31, 2016
Aggregate cost basis and net carrying amount	$2,007
Gross unrealized holding gains	-
Gross unrealized holding losses	-
Aggregate fair value determined by Level 2 inputs	$2,007

No investments were in an unrealized loss position as of December 31, 2016.

6. Revolving Line of Credit

As of June 30, 2017 and December 31, 2016, the amount outstanding under the Company’s revolving line of credit was $52,246 and $40,246, respectively. As of June 30, 2017, the additional amount available to borrow, adjusted by the borrowing base limit, was $16,612 and the interest rate was 5.25%.

In January 2017, the Company repaid $20,000 of the amount outstanding under its line of credit.  In March 2017, the Company borrowed $28,000 under its line of credit for general operating purposes.  In the three months ended June 30, 2017, the Company repaid $21,000 of the amount outstanding under its line of credit.  In June 2017, the Company borrowed $25,000 for general operating purposes.

7. Stock-based Compensation

Restricted Stock Units

During the six months ended June 30, 2017, the Company granted 308,803 restricted stock units to employees with an aggregate grant date fair value of $8,490. These restricted stock units vest in equal annual installments generally over 4 years from the grant date. The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting.

On March 31, 2017, the Company granted 62,748 restricted stock units and 94,121 performance restricted stock units to officers with an aggregate grant date fair value of $4,384. Vesting of the performance restricted stock units is contingent upon meeting specific sales related growth targets through December 31, 2017. The actual number of shares issued upon vesting of the performance restricted stock units could range from 0% to 100% of the number granted.  These awards will vest in equal annual installments for 4 years starting April 1, 2018.

Also on March 31, 2017, the Company granted 28,594 performance restricted stock units to officers with an aggregate grant date fair value of $799. The awards were granted in lieu of a portion of the target cash bonus that would otherwise be payable under the Company’s Management Incentive Bonus Program for the calendar year ended 2017.  The awards vest upon achievement of specific annual financial targets for 2017. The actual number of shares issued upon vesting could range from 0% to 100% of the number granted. These awards will vest on April 1, 2018.

On April 1, 2017, the Company granted 299,493 performance restricted stock units with aggregate grant date fair values of $8,176.  The aggregate grant date fair value of the performance restricted stock units assuming target achievement was $5,550.  The restricted stock units vest in equal annual installments of over 4 years from the grant date. The number of performance restricted stock units that will vest will be determined upon the achievement of certain financial targets for 2017, and vesting will then occur in equal annual installments over various periods ranging from 1 to 4 years.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The weighted average vesting period was 3.1 years as of the grant date.

8. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At the 2017 annual meeting of stockholders of the Company, stockholders approved the Benefitfocus, Inc. Amended and Restated 2012 Stock Plan (the “Plan”), which increases the total number of shares of common stock reserved for issuance under the Plan by 2,700,000 shares to 9,244,525 shares and includes other administrative changes.

At June 30, 2017, the Company had reserved a total of 5,728,862 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	314,937
Restricted stock units	1,808,890
Available for future issuance under stock award plans	2,878,187
Available for future issuance under ESPP	146,035
Warrant to purchase common stock	580,813
Total common shares reserved for future issuance	5,728,862

9. Income Taxes

The Company’s effective federal tax rate for the three and six months ended June 30, 2017 was less than one percent, primarily as a result of estimated tax losses for the fiscal year offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue from external customers by segment:
Employer	$38,847	$36,261	$79,477	$68,454
Carrier	24,501	21,613	48,042	44,212
Total net revenue from external customers	$63,348	$57,874	$127,519	$112,666
Depreciation and amortization by segment:
Employer	$2,483	$1,975	$5,009	$3,767
Carrier	1,457	1,292	2,936	2,543
Total depreciation and amortization	$3,940	$3,267	$7,945	$6,310
Gross profit by segment:
Employer	$16,781	$15,269	$33,273	$27,551
Carrier	17,739	12,855	33,817	26,068
Total gross profit	$34,520	$28,124	$67,090	$53,619

11. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The Company’s headquarters building lease and an additional building lease are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, is accounted for as a capital lease. The three lease agreements have 15-year terms which end on December 31, 2031. The leases contain options to renew the leases for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,355 and $2,286 for the three months ended June 30, 2017 and 2016, respectively, and $5,563 and $5,666 for the six months ended June 30, 2017 and 2016, respectively. Other amounts due to the related parties were $444 and $854 as of June 30, 2017 and December 31, 2016, respectively, and were recorded in “Accrued expenses.”

Other Related Party Expenses

The Company utilizes the services of three companies that are owned and controlled by a Company director, significant stockholder, and executive. The companies provide construction project management services and private air transportation. There were no expenses related to these companies for the three months ended June 30, 2017.  Expenses related to these companies were $11 for the three months ended June 30, 2016, and $19 and $37 for the six months ended June 30, 2017 and 2016, respectively.  There were no amounts due to these companies as of June 30, 2017 or December 31, 2016.

Related Party Revenues

Mercer became a related party when the Company sold it over 10% beneficial ownership of the Company’s outstanding common stock in February 2015. Revenue from Mercer was $6,062 and $6,712 for the three months ended June 30, 2017 and 2016, respectively, and $14,569 and $12,258 for the six months ended June 30, 2017 and 2016, respectively, and was reflected in “Revenues,” within the accompanying statements of operations and comprehensive loss. The amounts due from Mercer were $907 and $4,626 as of June 30, 2017 and December 31, 2016, respectively. The amount of deferred revenue associated with Mercer was $5,865 and $7,683 as of June 30, 2017 and December 31, 2016, respectively, and was reflected in the balances of deferred revenue in the consolidated balance sheets.

Related Party Revolving Line of Credit

In conjunction with an amendment to the Company’s revolving line of credit agreement in October 2016, Goldman Sachs Lending Partners, LLC was added to the lending syndicate. Goldman Sachs Lending Partners, LLC is an affiliate of The Goldman Sachs Group, Inc., as are the Goldman Sachs funds that owned approximately 20.1% of the Company’s outstanding common stock as of June 30, 2017.  Goldman Sachs Lending Partners, LLC committed $10,000 to the revolving commitment and participates in amounts borrowed under the credit facility at a rate of approximately 10.5%. Accordingly, amounts due to Goldman Sachs Lending Partners, LLC was approximately $5,486 of the $52,246 outstanding under the revolving line of credit as of June 30, 2017 and $4,226 of the $40,246 outstanding under the revolving line of credit as of December 31, 2016.

12. Subsequent Events

Restricted Stock Units

On July 1, 2017, the Company granted 52,724 restricted stock units with an aggregate grant date fair value of $1,840.  The restricted stock units generally vest in equal annual installments of over 4 years from the grant date.

On August 1, 2017, the Company granted 120,735 restricted stock units with an aggregate grant date fair value of $4,256. The restricted stock units vest in equal annual installments over 4 years from the grant date.  The Company also granted 21,470 performance restricted stock units with an aggregate grant date fair value of $757.  The aggregate grant date fair value of the performance restricted stock units assuming target achievement was $378.  The performance restricted stock units vest in 4 equal annual installments starting April 1, 2018.  The number of performance restricted stock units that will vest will be determined upon the achievement of certain sales targets for 2017. The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted.

Common Stock

During July 2017, employees exercised stock options and restricted stock units vested resulting in the issuance of 24,408 shares.

Revolving Line of Credit

In July 2017, the Company repaid $20,000 under its revolving line of credit.

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

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly, quarterly and annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 85% and 88% of our total revenue during the three months ended June 30, 2017 and 2016, respectively, and 87% and 89% of our total revenue during the six months ended June 30, 2017 and 2016, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 15% and 12% of our total revenue during the three months ended June 30, 2017 and 2016, respectively, and 13% and 11% of our total revenue during the six months ended June 30, 2017 and 2016, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 893 as of June 30, 2017. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

	As of June 30,
	2017	2016
Number of customers:
Large employer	893	803
Carrier	53	53

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

For the three- and six-month periods ended June 30, 2017 and 2016, our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation, impairment of goodwill and intangible assets, and costs not core to our business. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(4,506)	$(11,004)	$(12,194)	$(24,356)
Depreciation	3,081	2,509	6,192	4,862
Amortization of software development costs	794	693	1,624	1,319
Amortization of acquired intangible assets	65	65	129	129
Interest income	(47)	(36)	(74)	(92)
Interest expense on building lease financing obligations	1,861	1,710	3,721	3,426
Interest expense on other borrowings	1,210	231	2,272	429
Income tax expense	5	5	5	10
Stock-based compensation expense	2,862	4,450	7,250	9,183
Costs not core to our business	121	-	121	-
Total net adjustments	9,952	9,627	21,240	19,266
Adjusted EBITDA	$5,446	$(1,377)	$9,046	$(5,090)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Software services	$53,554	$51,021	$110,274	$100,013
Professional services	9,794	6,853	17,245	12,653
Total revenue	$63,348	$57,874	$127,519	$112,666

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and six months ended June 30, 2017 and 2016.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$63,348	$57,874	$127,519	$112,666
Cost of revenue(1)	28,828	29,750	60,429	59,047
Gross profit	34,520	28,124	67,090	53,619
Operating expenses:
Sales and marketing(1)	17,646	14,761	34,923	28,335
Research and development(1)	12,473	14,180	24,654	29,195
General and administrative(1)	5,877	8,274	13,634	16,669
Total operating expenses	35,996	37,215	73,211	74,199
Loss from operations	(1,476)	(9,091)	(6,121)	(20,580)
Other income (expense):
Interest income	47	36	74	92
Interest expense on building lease financing obligations	(1,861)	(1,710)	(3,721)	(3,426)
Interest expense on other borrowings	(1,210)	(231)	(2,272)	(429)
Other expense	(1)	(3)	(149)	(3)
Total other expense, net	(3,025)	(1,908)	(6,068)	(3,766)
Loss before income taxes	(4,501)	(10,999)	(12,189)	(24,346)
Income tax expense	5	5	5	10
Net loss	$(4,506)	$(11,004)	$(12,194)	$(24,356)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$459	$770	$1,121	$1,318
Sales and marketing	924	838	2,256	1,470
Research and development	739	1,059	1,457	2,527
General and administrative	740	1,783	2,416	3,868

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.5	51.4	47.4	52.4
Gross profit	54.5	48.6	52.6	47.6
Operating expenses:
Sales and marketing	27.9	25.5	27.4	25.1
Research and development	19.7	24.5	19.3	25.9
General and administrative	9.3	14.3	10.7	14.8
Total operating expenses	56.8	64.3	57.4	65.9
Loss from operations	(2.3)	(15.7)	(4.8)	(18.3)
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Interest expense on building lease financing obligations	(2.9)	(3.0)	(2.9)	(3.0)
Interest expense on other borrowings	(1.9)	(0.4)	(1.8)	(0.4)
Other expense	-	-	(0.1)	-
Total other expense, net	(4.8)	(3.3)	(4.8)	(3.3)
Loss before income taxes	(7.1)	(19.0)	(9.6)	(21.6)
Income tax expense	-	-	-	-
Net loss	(7.1)%	(19.0)%	(9.6)%	(21.6)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue from external customers by segment:
Employer	$38,847	$36,261	$79,477	$68,454
Carrier	24,501	21,613	48,042	44,212
Total net revenue from external customers	$63,348	$57,874	$127,519	$112,666
Gross profit by segment:
Employer	$16,781	$15,269	$33,273	$27,551
Carrier	17,739	12,855	33,817	26,068
Total gross profit	$34,520	$28,124	$67,090	$53,619

Comparison of Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$53,554	84.5%	$51,021	88.2%	$2,533	5.0%
Professional services	9,794	15.5	6,853	11.8	2,941	42.9
Total revenue	$63,348	100.0%	$57,874	100.0%	$5,474	9.5%

Growth in software services revenue in absolute terms was primarily attributable to existing customers adding covered lives to our offerings, or volume increases, and purchasing additional products, as well as to the net addition of new customers, as the number of large employer and carrier customers increased to 946 as of June 30, 2017 from 856 as of June 30, 2016. Software services revenue in the comparable period, the three months ended June 30, 2016, included $4.4 million in revenue from the launch of our ACA Management & Reporting product due to an extension of the March 31 reporting deadline in 2016 only. This service is typically billed annually, in advance, and generally recognized as revenue when the services are provided.

The increase in professional services revenue was in part attributable to the recognition of $3.3 million of implementation services provided to newly activated customers and new products provided to existing customers and $0.8 million attributable to the acceleration of the customer relationship period for certain customers. These increases were partially offset by a decrease in revenue of $1.3 million from customer specific customizations and implementations of our ACA Management & Reporting product in the three months ending June 30, 2016.

Segment Revenue

	Three Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$38,847	61.3%	$36,261	62.7%	$2,586	7.1%
Carrier	24,501	38.7	21,613	37.3	2,888	13.4
Total revenue	$63,348	100.0%	$57,874	100.0%	$5,474	9.5%

Growth in our employer revenue in absolute terms was primarily attributable to a $6.1 million increase in our employer software services revenue driven by volume increases and additional products sold to existing customers as well as the addition of new customers.  This growth was offset by $4.4 million of revenue in the three months ended June 30, 2016 from the launch of our ACA Management & Reporting product. Additionally, employer professional services revenue increased by $0.9 million.

The increase in carrier revenue in absolute terms was primarily attributable to a $2.0 million increase in professional services revenue and an increase of $0.9 million in software services revenue. The professional services revenue increase was primarily driven by the delivery of implementations and other professional services related to additional products for existing customers.

Cost of Revenue

	Three Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$28,828	45.5%	$29,750	51.4%	$(922)	(3.1)%

The decrease in cost of revenue in absolute terms was attributable in part to the timing of professional fees associated with third-party deliveries, which were incurred in the first quarter in 2017 compared to the second quarter in 2016 due to the extension of the ACA reporting deadline in 2016. The remaining decrease was attributable to a decrease in salaries and personnel-related costs, including a decrease in stock-based compensation of $0.3 million.

Gross Profit

	Three Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$34,881	65.1%	$32,458	63.6%	$2,423	7.5%
Professional services	(361)	(3.7)	(4,334)	(63.2)	3,973	(91.7)
Gross profit	$34,520	54.5%	$28,124	48.6%	$6,396	22.7%

The increase in software services gross profit in absolute terms was driven by a $2.5 million, or 5.0%, increase in software services revenue partially offset by an increase of $0.1 million in software services cost of revenue. Software services cost of revenue included $0.3 million and $0.4 million of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $2.6 million and $2.2 million of depreciation and amortization for the three months ended June 30, 2017 and 2016, respectively.

The improvement in professional services gross loss was driven by a $2.9 million, or 42.9%, increase in professional services revenue and a decrease in professional services cost of revenue of $1.0 million. Professional services cost of revenue included $0.2 million and $0.3 million of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. In addition, professional services cost of revenue included $0.3 million in depreciation and amortization for each of the three-month periods ended June 30, 2017 and 2016. As discussed in “Components of Operating Results—Cost of Revenue”, we expense our cost of revenue as we incur the costs. However, recognition of the related revenue from implementation services performed before a customer is operating on our platform is generally deferred until the commencement of the monthly subscription. Therefore, we expense the cost incurred in providing these services prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has been higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$16,781	43.2%	$15,269	42.1%	$1,512	9.9%
Carrier	17,739	72.4	12,855	59.5	4,884	38.0
Gross profit	$34,520	54.5%	$28,124	48.6%	$6,396	22.7%

The increase in employer gross profit in absolute terms was driven by a $2.6 million, or 7.1%, increase in employer revenue partially offset by a $1.1 million, or 5.1%, increase in employer cost of revenue as we continued to achieve economies of scale.  The increase in cost of revenue was primarily attributable to increased personnel-related costs to support our customer base as well as increased depreciation and amortization, technology infrastructure costs and security-related costs. Our employer cost of revenue included $1.8 million and $1.5 million of depreciation and amortization for the three months ended June 30, 2017 and 2016, respectively. In addition, our employer cost of revenue included $0.4 million and $0.5 million of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively.

The increase in carrier gross profit in absolute terms was driven by an increase in carrier revenue of $2.9 million, or 13.4%, in combination with a decrease in carrier cost of revenue of $2.0 million, or 22.8%. The decrease in cost of revenue was primarily attributable to a decrease in customer-specific development, with an increased focus on platform enhancements. Our carrier cost of revenue included $1.1 million and $1.0 million in depreciation and amortization for the three months ended June 30, 2017 and 2016, respectively. In addition, our carrier cost of revenue included $0.1 million and $0.3 million of stock-based compensation expense for the three-month periods ended June 30, 2017 and 2016, respectively.

Operating Expenses

	Three Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$17,646	27.9%	$14,761	25.5%	$2,885	19.5%
Research and development	12,473	19.7	14,180	24.5	(1,707)	(12.0)
General and administrative	5,877	9.3	8,274	14.3	(2,397)	(29.0)

The increase in sales and marketing expense in absolute terms was primarily attributable to a $0.9 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.1 million, due to sales and marketing associates hired to continue driving revenue growth. We experienced an increase of $1.0 million in costs related to facilities and overhead allocation, recruiting, professional fees and an increase of $0.9 million in travel-related costs.

The decrease in research and development expense reflects cost-saving efforts undertaken during 2017. We experienced a $1.2 million decrease in salaries and personnel-related costs as the result of a decrease in the number of associates engaged in research and development activities. This decrease includes a $0.3 million decrease in stock-based compensation.  Additionally, costs related to external development and engineering consulting decreased $0.6 million.

The decrease in general and administrative expense was partly attributable to $1.5 million decrease in salaries and personnel-related costs which includes a benefit of $0.7 million in stock-based compensation expense related to the separation of our Chief Financial Officer during the second quarter of 2017 in addition to a decrease in stock-based compensation of $0.3 million. We experienced additional decreases in professional and consulting fees of $0.3 million and a decrease of $0.5 million in sales tax expense related to resolving liabilities in certain states.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$110,274	86.5%	$100,013	88.8%	$10,261	10.3%
Professional services	17,245	13.5	12,653	11.2	4,592	36.3
Total revenue	$127,519	100.0%	$112,666	100.0%	$14,853	13.2%

Growth in software services revenue in absolute terms was primarily attributable to existing customers adding covered lives to our offerings, or volume increases, and purchasing additional products, as well as to the net addition of new customers, as the number of large employer and carrier customers increased to 946 as of June 30, 2017 from 856 as of June 30, 2016.

The increase in professional services revenue was primarily attributable to the recognition of $2.2 million of implementation services provided to newly activated customers and new products provided to existing customers, and $2.2 million attributable to the acceleration of the customer relationship period for certain customers.

Segment Revenue

	Six Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$79,477	62.3%	$68,454	60.8%	$11,023	16.1%
Carrier	48,042	37.7	44,212	39.2	3,830	8.7
Total revenue	$127,519	100.0%	$112,666	100.0%	$14,853	13.2%

Growth in our employer revenue was primarily attributable to a $9.5 million increase in our employer software services revenue driven primarily by new customers and volume increases, as well as additional products sold to existing customers. Additionally, employer professional services revenue increased $1.5 million.

The increase in carrier revenue in absolute terms was primarily attributable to a $3.0 million increase in professional services revenue and an increase of $0.8 million in software services revenue. The professional services revenue increase was primarily driven by implementations related to additional products with existing customers and the acceleration of the customer relationship period for certain customers.

Cost of Revenue

	Six Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$60,429	47.4%	$59,047	52.4%	$1,382	2.3%

The increase in cost of revenue in absolute terms was attributable in part to an increase in salaries and personnel-related costs of $0.6 million and an increase in travel-related costs of $0.3 million. Additionally, we incurred other direct costs of $0.3 million related to a customer contract. Cost of revenue decreased as a percentage of revenue as a result of cost-saving efforts undertaken during 2017.

Gross Profit

	Six Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$69,828	63.3%	$63,929	63.9%	$5,899	9.2%
Professional services	(2,738)	(15.9)	(10,310)	(81.5)	7,572	(73.4)
Gross profit	$67,090	52.6%	$53,619	47.6%	$13,471	25.1%

The increase in software services gross profit in absolute terms was driven by a $10.3 million, or 10.3%, increase in software services revenue. This increase was partially offset by a $4.4 million, or 12.1%, increase in software services cost of revenue. Software services cost of revenue included $0.7 million of stock-based compensation expense for each of the six months ended June 30, 2017 and 2016, and $5.2 million and $4.2 million of depreciation and amortization for the six months ended June 30, 2017 and 2016, respectively.

The decrease in professional services gross loss was driven by a $4.6 million, or 36.3%, increase in professional services revenue, and a $3.0 million, or 13.0%, decrease in professional services cost of revenue. Professional services cost of revenue included $0.4 million and $0.6 million of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. In addition, professional services cost of revenue included $0.7 million in depreciation and amortization for each of the six months ended June 30, 2017 and 2016. As discussed in “Components of Operating Results—Cost of Revenue,” our cost of revenue is expensed as we incur the costs.

Segment Gross Profit

	Six Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$33,273	41.9%	$27,551	40.2%	$5,722	20.8%
Carrier	33,817	70.4	26,068	59.0	7,749	29.7
Gross profit	$67,090	52.6%	$53,619	47.6%	$13,471	25.1%

The increase in employer gross profit was driven by an $11.0 million, or 16.1%, increase in employer revenue partially offset by a $5.3 million, or 13.0%, increase in employer cost of revenue as we continued to achieve economies of scale. The increase in cost of revenue was primarily attributable to increased personnel-related costs to support our customer base. Our employer cost of revenue included $3.6 million and $2.8 million of depreciation and amortization for the six months ended June 30, 2017 and 2016, respectively. In addition, our employer cost of revenue included $0.8 and $0.9 million of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

The increase in carrier gross profit was driven by an increase in carrier revenue of $3.8 million, or 8.7%, and a decrease in carrier cost of revenue of $3.9 million, or 21.6%. The decrease in cost of revenue was primarily attributable to a decrease in customer-specific development. Our carrier cost of revenue included $2.3 million and $2.0 million in depreciation and amortization for the six months ended June 30, 2017 and 2016, respectively. In addition, our carrier cost of revenue included $0.3 million and $0.4 million of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

	Six Months Ended June 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$34,923	27.4%	$28,335	25.1%	$6,588	23.3%
Research and development	24,654	19.3	29,195	25.9	(4,541)	(15.6)
General and administrative	13,634	10.7	16,669	14.8	(3,035)	(18.2)

The increase in sales and marketing expense was primarily attributable to a $4.1 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.8 million, due to sales and marketing associates hired to continue driving revenue growth. We experienced an increase of $1.2 million in costs related to facilities and overhead allocation, recruiting, professional fees and sales and marketing expense as well as an increase of $1.2 million in travel-related costs.

The decrease in research and development expense reflects cost-saving efforts undertaken during 2017. We experienced a $2.5 million decrease in salaries and personnel-related costs as the result of a decrease in the number of associates engaged in research and development activities. This decrease includes a $1.1 million decrease in stock-based compensation of which $0.5 million was attributable to the departure of our Chief Technology Officer in 2016.  Additionally, costs related to external development and engineering consulting decreased $1.9 million.

The decrease in general and administrative expense was partly attributable to a $1.9 million decrease in salaries and personnel-related costs which includes a decrease in separation benefits related to the retirement of our former Chief Financial Officer in 2016 and a benefit of $0.7 million in stock-based compensation expense related to the separation of our Chief Financial Officer during the second quarter of 2017. We experienced additional decreases in professional and consulting fees of $0.4 million partly attributable to the implementation of our enterprise resource planning system that went live in 2016 and a decrease of $0.6 million in sales tax expense related to resolving liabilities in certain states.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, our primary sources of liquidity were our cash and cash equivalents totaling $59.4 million, $27.9 million in accounts receivables, net of allowances, and an unused revolving line of credit of $42.8 million, without taking into account the borrowing base limit.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash (used in) provided by:
Operating activities	$(6,396)	$(20,236)
Investing activities	(1,825)	24,257
Financing activities	10,763	4,834

Operating Activities

For the six months ended June 30, 2017, our operating activities used $6.4 million of cash, as $19.2 million for non-cash adjustments were more than offset by our net loss of $12.2 million and $13.4 million of cash used in changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $7.9 million, accrual of interest on financing obligations of $3.7 million, and non-cash stock compensation expense of $7.3 million. The cash used in changes in working capital primarily consisted of a decrease in deferred revenue of $10.7 million, a decrease in accrued compensation and benefits of $2.7 million as the result of timing of payments of accrued amounts, a decrease in accrued expenses of $1.8 million, a decrease in accounts payable not associated with the purchase of property and equipment of $1.3 million and an increase in prepaid expenses and other current assets of $1.8 million. Changes in working capital that provided cash totaled $5.0 million and were primarily comprised of a decrease of accounts receivable.

For the six months ended June 30, 2016 our operating activities used $20.2 million of cash, as $18.9 million for non-cash adjustments were more than offset by $14.8 million of cash used in changes in working capital and by a net loss of $24.4 million. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $6.3 million, accrual of interest on financing obligations of $3.4 million, and non-cash stock compensation expense of $9.2 million. The cash used in changes in working capital primarily consisted of a decrease in deferred revenue of $9.9 million, a decrease in accrued compensation and benefits of $3.2 million as the result of switching to a payroll service in the third quarter of 2015, an increase in accounts receivable of $1.6 million and a decrease in accounts payable not associated with the purchase of property and equity of $1.3 million. Changes in working capital that provided cash totaled $1.0 million and were comprised of a decrease of accrued expenses and other non-current assets not associated with the purchase of property and equipment.

Investing Activities

For the six months ended June 30, 2017 and 2016, net cash used in investing activities was $3.8 million and $5.0 million, respectively, for the purchase of property and equipment as well as $2.0 million for the purchase of short-term investments held to maturity for the six months ended June 30, 2016. Additionally, during the six months ended June 30, 2017 and 2016, the maturity of short-term investments held to maturity provided $2.0 million and $31.2 million, respectively, as our portfolio matured.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities was $10.7 million, consisting primarily of net draws on the revolving line of credit of $12.0 million and $3.1 million from stock option exercises. These were offset by payments of $4.4 million of financing and capital lease obligations.

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

Commitments

 In April 2017, we amended our revolving line of credit agreement. The amendment alters definitions in the revolving line of credit agreement, including Consolidated EBITDA and Liquidity, and changes the Minimum Liquidity and Minimum Consolidated EBITDA requirements. It also includes consents by the lenders to certain administrative actions by us, including with respect to intellectual property and certain company bank accounts. The amendment also modifies the definition of Excluded Assets in the Guarantee and Collateral Agreement, dated as of February 20, 2015, which was entered into in connection with the revolving line of credit agreement.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

We are currently assessing the impact of the new standard on our accounting policies, processes, and controls, including system requirements, and have assigned internal resources and engaged third party service providers to assist in our assessment.  Based on our current assessment, areas affected by our adoption of the revenue recognition standard will be related to the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to our multiple performance obligations.  In addition, we expect an impact from the adoption of the new standard related to our costs to fulfill certain contracts as well as our costs to obtain contracts with customers, which are both currently expensed as incurred.  We are also continuing to review the impact of this standard on potential disclosure changes in our consolidated financial statements as well as the transition approach that will be applied. While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipate the standard could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The purpose of this ASU is to reduce both the diversity in practice and the cost and complexity when applying Topic 718 to a change to the terms and conditions of share-based payment awards. This ASU is effective for us beginning January 1, 2018. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this updated standard on our consolidated financial statements.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At June 30, 2017, we had borrowings under the revolving line of credit of $52.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.5 million change in our annual interest expense on our outstanding borrowings at June 30, 2017. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2017 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2017.

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

We experienced net losses of $40.1 million, $62.1 million, and $63.2 million for the years ended December 31, 2016, 2015, and 2014, respectively, and net losses of $12.2 million and $24.4 million for the six months ended June 30, 2017 and 2016, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

Because we currently recognize revenue and expense relating to monthly subscriptions and professional services over varying periods, downturns or upturns in sales are not immediately reflected in full in our operating results.

As a SaaS company, we currently recognize our subscription revenue monthly for the term of our contracts and recognize the majority of our professional services revenue ratably over the longer of the contract term or the estimated expected life of the customer relationship. As a result, a portion of the revenue we report each quarter is the recognition of deferred revenue from contracts we entered into during previous quarters. Consequently, a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services is not reflected in full in our results of operations until future periods. Our current revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable term of the contracts or the estimated expected life of the customer relationship period. In addition, we currently recognize professional services expenses as incurred, which could cause professional services gross margin to be negative.

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

We prepare our financial statements in accordance with U.S. GAAP. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions.  For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update on revenue recognition, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard will be effective for us beginning January 1, 2018.  While we are continuing to assess all potential impacts of the standard, we have initially identified certain areas that might be more significantly affected, including the timing of revenue recognition for certain of our professional services and accounting for sales commissions.  In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which will be effective beginning January 1, 2019 with early adoption permitted, also introduces new disclosure requirements for leasing arrangements. We are currently evaluating the impact of this update on the consolidated financial statements, which could be material, given our related party leases. Implementation of these new standards, and any future accounting pronouncements, implementation guidelines or interpretations, could have an adverse impact on our reported financial results, require that we make significant changes to our systems, processes and controls, or the way we conduct our business.

We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of finance, research and development, marketing, services, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in 2016 we hired a new Chief Technology Officer, who continues to serve in that role, and two new Chief Financial Officers, who subsequently resigned for family and personal reasons. We recently hired an Executive Vice President of Global Sales and a new Chief Financial Officer who will begin with the Company on August 14, 2017. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for sales people and for engineers with high levels of experience in designing and developing software and Internet-related services. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with SaaS experience and/or experience working with the benefits market is limited overall and specifically in Charleston, South Carolina, where our principal office is located. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have and are located in metropolitan areas that may attract more qualified technology workers.

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

We might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. For example, New York audited our Company and while we settled this audit in 2015 for amounts within our sales tax reserve, other states might audit us in the future. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have eight U.S., three Chinese, two Japanese, two Australian, two Taiwanese, and two Hong Kong patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

Failure to adequately and effectively expand our direct sales force will impede our growth.

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

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•	data privacy laws which require that customer data be stored and processed in a designated territory or grant different or greater data rights to the subject or owner of the data;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

The ability to access the Benefitfocus Platform is critical to our customers. Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: (i) power loss and telecommunications failures, (ii) fire, flood, hurricane, and other natural disasters, (iii) software and hardware errors, failures or crashes in our own systems or in other systems, (iv) computer viruses, denial-of-service attacks, hacking and similar disruptive problems in our own systems and in other systems, and (v) civil unrest, war, and/or terrorism. Our use of open source software might also present additional security risks because the public availability of such software may make it easier for third parties to compromise our platform. We have implemented various measures to protect against interruptions of customers’ access to our platform. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by customers, particularly if the access interruption is associated with problems in the timely delivery of funds due to customers or medical information relevant to patient care. Our plans for disaster recovery and business continuity rely on third-party providers of related services. If those vendors fail us at a time when our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Any significant instances of system downtime could negatively affect our reputation and ability to retain customers and sell our services, which would adversely impact our revenue.

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

We also rely on purchase or leased computer hardware from Cisco, Dell and Hewlett-Packard Company and software licensed from third parties in order to offer our services, including software from Oracle Corporation and Microsoft Corporation. This hardware and software is generally commercially available on varying terms. However, it is possible that this hardware and software might not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

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

The terms of many open source licenses to which we might be subject have not been interpreted by U.S. or foreign courts. Accordingly, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our products or solutions, to re-develop our products or solutions, to discontinue sales of our products or solutions, or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs.

While we try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, it is possible that such use may have inadvertently occurred in deploying our proprietary solutions. In addition, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and our business, results of operations, and financial condition.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. The outcome of the U.S. presidential and other elections in 2016 could have a significant impact on the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

PPACA or any repeal or replacement of it. Governmental oversight punctuated with the passage of the Patient Protection and Affordable Care Act, or PPACA, has led to an increasingly intricate regulatory framework under which health benefits are obtained, delivered, accessed, and maintained. Although many of the provisions of PPACA do not directly apply to us, PPACA might affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of the employer mandate, Medicaid expansion and the creation of state and national exchanges under PPACA, and the number of states that have chosen to implement the Medicaid expansion or adopt state-specific exchanges remains in flux . Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. Congress also has repeatedly but unsuccessfully attempted to repeal PPACA, and particularly with the current Congress and administration, we are unable to predict the impact of any such pending or future attempts.

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

We might not be able to adequately address the business risks created by HIPAA. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance.

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

•

Medicare and Medicaid Regulatory Requirements. We have contracts with insurance carriers who offer Medicare Managed Care (also known as Medicare Advantage or Medicare Part C) and Medicaid Managed Care benefits plans. We also have contracts with insurance carriers who offer Medicare prescription drug benefits (also known as Medicare Part D) plans. The activities of the Medicare plans are regulated by the Centers for Medicare & Medicaid Services, or CMS, the federal agency that provides oversight of the Medicare and Medicaid programs. The Medicaid Managed Care plans are regulated by both CMS and the individual states where the plans are offered. Some of the activities that we might perform, such as the enrollment of beneficiaries, may be subject to CMS flow down provisions and/or state regulation, and such regulations may force us to change the way we do business or otherwise restrict our ability to provide services to such plans. Moreover, the regulatory environment with respect to these programs has become, and will likely continue to become, increasingly complex.

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

•

Insurance Broker Laws. Insurance laws in the United States are often complex, and states have broad authority to adopt regulations regarding brokerage activities. These regulations typically include the licensing of insurance brokers and agents and govern the marketing and sales of insurance policies, and the handling of client funds. Although we believe our activities do not currently constitute the provision of insurance brokerage services, regulations may change from state to state, which could require us to comply with such expanded regulation.

•

ERISA. The Employee Retirement Income Security Act of 1974, as amended, or ERISA, regulates how employee benefits are provided to or through certain types of employer-sponsored health benefits plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the U.S. Department of Labor as well as the federal courts. In some circumstances, we might be deemed to have assumed duties that make us an ERISA fiduciary, and thus be required to carry out our operations in a manner that complies with ERISA in all material respects. We believe that our current contracts and operations do not render us subject to ERISA fiduciary obligations, and therefore that we are in material compliance with ERISA and that any such compliance does not currently have a material adverse effect on our operations. However, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on us.

•

Third-Party Administrator Laws. Numerous states in which we do business have adopted regulations governing entities engaged in third-party administrator, or TPA, activities. TPA regulations typically impose requirements regarding enrollment into benefits plans, premium payments, claims processing and payments, and the handling of customer funds. Although we do not believe we are currently acting as a TPA, changes in state regulations could result in us being obligated to comply with such regulations, which might require us to obtain licenses to provide TPA services in such states.

We are subject to banking regulations that may limit our business activities.

The Goldman Sachs Group, affiliates of which owned approximately 20.1% of the voting and economic interest in our business at June 30, 2017, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our IPO in September 2013 through June 30, 2017, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of June 30, 2017, we had an aggregate of 31,134,394 shares of common stock outstanding. As of June 30, 2017, there also were outstanding options, restricted stock units and warrants to purchase 2,708,8044 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144.

On November 12, 2013, June 7, 2016 and June 9, 2017, we also registered an aggregate of 9,099,766 shares of our common stock that we may issue or sell under our stock plans, including the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of June 30, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 39.7% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 20.1%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of June 30, 2017, these stockholders collectively beneficially owned approximately 37.1% of our common stock. Pursuant to the voting agreement, the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Item 6. EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.28	Benefitfocus, Inc. Amended and Restated 2012 Stock Plan.#	8-K	—	10.28	June 6, 2017

10.29	Employment Agreement dated June 30, 2017, by and between Benefitfocus.com, Inc. and Jonathon Dussault.#	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer (principal executive officer) and the President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 04, 2017

Benefitfocus, Inc.

By:	/s/ Raymond A. August
Raymond A. August
President and Chief Operating Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.28	Benefitfocus, Inc. Amended and Restated 2012 Stock Plan.#	8-K	—	10.28	June 6, 2017

10.29	Employment Agreement dated June 30, 2017, by and between Benefitfocus.com, Inc. and Jonathon Dussault.#	—	—	—	Filed herewith

31.1	Certification of the Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the Chief Executive Officer (principal executive officer) and the President and Chief Operating Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

#	Management contract or compensatory plan.