Form 10-Q
period 2017-09-30
Benefitfocus,Inc.
filed 2017-11-03
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 27, 2017, there were approximately 31,273,234 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$54,573	$56,853
Marketable securities	–	2,007
Accounts receivable, net	33,332	28,340
Accounts receivable, related party, net	–	4,626
Prepaid expenses and other current assets	5,417	4,449
Total current assets	93,322	96,275
Property and equipment, net	75,035	80,518
Intangible assets, net	215	408
Goodwill	1,634	1,634
Other non-current assets	1,014	1,575
Total assets	$171,220	$180,410
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,401	$5,829
Accrued expenses	8,979	10,867
Accrued compensation and benefits	11,926	17,347
Deferred revenue, current portion	32,649	35,426
Revolving line of credit, current portion	28,000	20,000
Financing and capital lease obligations, current portion	3,395	2,604
Total current liabilities	86,350	92,073
Deferred revenue, net of current portion	31,149	40,412
Revolving line of credit, net of current portion	32,246	20,246
Financing and capital lease obligations, net of current portion	56,132	57,934
Other non-current liabilities	2,304	3,056
Total liabilities	208,181	213,721
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 31,195,653 and 30,429,014 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	31	30
Additional paid-in capital	350,667	335,059
Accumulated deficit	(387,659)	(368,400)
Total stockholders' deficit	(36,961)	(33,311)
Total liabilities and stockholders' deficit	$171,220	$180,410

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$62,453	$58,022	$189,972	$170,688
Cost of revenue	30,467	29,112	90,896	88,159
Gross profit	31,986	28,910	99,076	82,529
Operating expenses:
Sales and marketing	16,180	13,607	51,103	41,942
Research and development	12,568	14,081	37,222	43,276
General and administrative	6,853	7,746	20,487	24,415
Total operating expenses	35,601	35,434	108,812	109,633
Loss from operations	(3,615)	(6,524)	(9,736)	(27,104)
Other income (expense):
Interest income	55	25	129	117
Interest expense on building lease financing obligations	(1,864)	(1,704)	(5,585)	(5,130)
Interest expense on other borrowings	(1,254)	(262)	(3,526)	(691)
Other income (expense)	9	(133)	(140)	(136)
Total other expense, net	(3,054)	(2,074)	(9,122)	(5,840)
Loss before income taxes	(6,669)	(8,598)	(18,858)	(32,944)
Income tax expense	5	5	10	15
Net loss	$(6,674)	$(8,603)	$(18,868)	$(32,959)
Comprehensive loss	$(6,674)	$(8,603)	$(18,868)	$(32,959)
Net loss per common share:
Basic and diluted	$(0.21)	$(0.29)	$(0.61)	$(1.12)
Weighted-average common shares outstanding:
Basic and diluted	31,181,141	29,651,230	30,974,116	29,442,023

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2016	30,429,014	$30	$335,059	$(368,400)	$(33,311)
Cumulative effect adjustment from adoption of new accounting standard	–	–	391	(391)	–
Exercise of stock options	445,185	1	3,314	—	3,315
Issuance of common stock upon vesting of restricted stock units	313,285	—	–	—	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	8,169	—	257	—	257
Stock-based compensation expense	—	—	11,646	—	11,646
Net loss	—	—	—	(18,868)	(18,868)
Balance, September 30, 2017	31,195,653	$31	$350,667	$(387,659)	$(36,961)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(18,868)	$(32,959)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	11,848	9,619
Stock-based compensation expense	11,646	13,610
Interest accrual on financing obligation	5,623	5,130
Loss on disposal or impairment of property and equipment	157	140
Provision for doubtful accounts	142	287
Changes in operating assets and liabilities:
Accounts receivable, net	(508)	(1,655)
Accrued interest on short-term investments	7	217
Prepaid expenses and other current assets	(968)	465
Other non-current assets	561	142
Accounts payable	(4,343)	(3,844)
Accrued expenses	(2,152)	4,726
Accrued compensation and benefits	(5,422)	(3,460)
Deferred revenue	(12,040)	(13,819)
Other non-current liabilities	(751)	538
Net cash and cash equivalents used in operating activities	(15,068)	(20,863)
Cash flows from investing activities
Purchases of short-term investments held to maturity	–	(2,004)
Proceeds from maturity of short-term investments held to maturity	2,000	37,725
Purchases of property and equipment	(6,151)	(10,861)
Net cash and cash equivalents (used in) provided by investing activities	(4,151)	24,860
Cash flows from financing activities
Draws on revolving line of credit	81,000	64,000
Payments on revolving line of credit	(61,000)	(59,000)
Proceeds from exercises of stock options and ESPP	3,572	2,118
Remittance of taxes upon vesting of restricted stock units	–	(202)
Payments on financing and capital lease obligations	(6,633)	(8,187)
Net cash and cash equivalents provided by (used in) financing activities	16,939	(1,271)
Net (decrease) increase in cash and cash equivalents	(2,280)	2,726
Cash and cash equivalents, beginning of period	56,853	48,074
Cash and cash equivalents, end of period	$54,573	$50,800

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$878	$856
Property and equipment purchased with financing and capital lease obligations	$—	$2,233
Post contract support purchased with financing obligations	$—	$1,048

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 24, 2017.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  Mercer LLC (“Mercer”) was a related party until August 24, 2017, when its beneficial ownership of the Company’s common stock went below 10%. Mercer represented approximately 14% of the total accounts receivable at December 31, 2016.  Revenue from Mercer was approximately 10% of the total revenue in each of the three-month periods ended September 30, 2017 and 2016, and 11% in each of the nine-month periods ended September 30, 2017 and 2016. Accounts receivable from Mercer approximated 12% of the total accounts receivable at September 30, 2017. For more information regarding Mercer revenue, please see Note 11.  Accounts receivable from one other customer approximated 13% of the total accounts receivable at December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, if bad debts are higher than expected, future write-offs will be greater than the Company’s estimates. The allowance for doubtful accounts was $751 and $691 as of September 30, 2017 and December 31, 2016, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $2,575 and $3,904 as of September 30, 2017 and December 31, 2016, respectively.

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

In the three months ended September 30, 2017 and 2016, the Company capitalized software development costs of $1,050 and $1,129, respectively, and amortized capitalized software development costs of $783 and $762, respectively. In the nine months ended September 30, 2017 and 2016, the Company capitalized software development costs of $3,379 and $4,114, respectively, and amortized capitalized software development costs of $2,408 and $2,081, respectively.  The net book value of capitalized software development costs was $7,406 and $6,435 at September 30, 2017 and December 31, 2016, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Recently Adopted Accounting Standards

The Company adopted the guidance in Accounting Standards Update ("ASU") 2016-09, “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting,” on January 1, 2017. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $391 cumulative effect adjustment to its accumulated deficit as of January 1, 2017. Additionally, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017 and the impact of applying that guidance was not material to the unaudited consolidated financial statements for the three and nine months ended September 30, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis. However, there is no impact to the statement of cash flows for the three and nine months ended September 30, 2017 as the Company did not have any cash flows related to excess tax benefits during that time. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The purpose of this ASU is to reduce both the diversity in practice and the cost and complexity when applying Topic 718 to a change to the terms and conditions of share-based payment awards. This guidance will be effective for the Company beginning January 1, 2018. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this updated standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the revenue recognition requirements in the FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods and services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying this statement recognized at the date of initial application (modified retrospective transition method). The new standard will be effective for the Company beginning January 1, 2018, with an option to early adopt. The Company plans to adopt the standard on the effective date, but has not made a determination on the adoption method.

The Company is currently assessing the impact of the new standard on its accounting policies, processes, and controls, including system requirements, and has assigned internal resources and engaged third party service providers to assist in its assessment.  Based on the Company’s current assessment, areas it believes might be affected by the Company’s adoption of the revenue recognition standard are related to the period of recognition of deferred revenue, particularly in the Carrier segment, the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to the Company’s multiple performance obligations.  In addition, the Company expects an impact from the adoption of the new standard related to the Company’s costs to fulfill certain contracts as well as its costs to obtain contracts with customers, which are both currently expensed as incurred.  The Company also is assessing the impact of this standard on the recognition of brokerage service commission revenue, the disclosure changes in its consolidated financial statements, and the transition approach that will be applied. The Company cannot reasonably estimate quantitative information related to the impact of the new standard on the Company’s financial statements at this time, but anticipates the standard will have a material impact on its consolidated financial statements, particularly on deferred revenue.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2017	2016	2017	2016
Restricted stock units	1,981,488	1,522,718	1,981,488	1,522,718
Stock options	281,840	1,393,358	281,840	1,393,358
Warrant to purchase common stock	-	580,813	-	580,813
Employee Stock Purchase Plan	3,566	-	3,566	-
Total anti-dilutive common share equivalents	2,266,894	3,496,889	2,266,894	3,496,889

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(6,674)	$(8,603)	$(18,868)	$(32,959)
Net loss attributable to common stockholders	$(6,674)	$(8,603)	$(18,868)	$(32,959)
Denominator:
Weighted-average common shares outstanding, basic and diluted	31,181,141	29,651,230	30,974,116	29,442,023
Net loss per common share, basic and diluted	$(0.21)	$(0.29)	$(0.61)	$(1.12)

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

	September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$49,219	$—	$—	$49,219
Total assets	$49,219	$—	$—	$49,219

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$51,285	$—	$—	$51,285
Total assets	$51,285	$—	$—	$51,285

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper, U.S. Treasury and agency bonds and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than one month as of December 31, 2016. As of September 30, 2017 the Company did not have any marketable securities. The following presents information about the Company’s marketable securities as of:

December 31, 2016
Aggregate cost basis and net carrying amount	$2,007
Gross unrealized holding gains	-
Gross unrealized holding losses	-
Aggregate fair value determined by Level 2 inputs	$2,007

No investments were in an unrealized loss position as of December 31, 2016.

6. Revolving Line of Credit

As of September 30, 2017 and December 31, 2016, the amount outstanding under the Company’s revolving line of credit was $60,246 and $40,246, respectively. As of September 30, 2017, the additional amount available to borrow, adjusted by the borrowing base limit, was $7,505 and the interest rate was 5.25%.

In January 2017, the Company repaid $20,000 of the amount outstanding under its line of credit.  In March 2017, the Company borrowed $28,000 under its line of credit for general operating purposes.  In the three months ended June 30, 2017, the Company repaid $21,000 of the amount outstanding under its line of credit.  In June 2017, the Company borrowed $25,000 for general operating purposes.  In July 2017, the Company repaid $20,000 of the amount outstanding under its line of credit.  In September 2017, the Company borrowed $28,000 for general operating purposes.

7. Stock-based Compensation

Restricted Stock Units

During the nine months ended September 30, 2017, the Company granted 607,652 restricted stock units to employees and officers with an aggregate grant date fair value of $18,147. These restricted stock units vest in equal annual installments generally over the 4 years from the grant date.  The Company amortizes the grant date fair value of the stock subject to the restricted stock units on a straight-line basis over the period of vesting.

The table below sets forth information regarding performance restricted stock units granted by the Company to employees and officers during the nine months ended September 30, 2017.

Performance Restricted Stock Units
Grant Date	Vesting Term	Vesting Range	Quantity Granted	Aggregate Grant Date Fair Value	Aggregate Grant Date Fair Value at Target
3/31/2017	1 Year	0-100%	28,594	$799	$799
3/31/2017	4 Years	0-100	94,121	2,631	1,754
4/1/2017	1 Year	0-100	42,715	1,166	1,166
4/1/2017	4 Years	0-100	187,354	5,115	3,410
4/1/2017	2 Years	0-100	69,424	1,895	948
8/1/2017	4 Years	50-100	21,740	766	383
8/14/2017	1 Year	50-100	1,513	44	44
8/14/2017	4 Years	33.3-100	3,783	109	73
Total			449,244	$12,525	$8,577

Vesting of the performance restricted stock units is contingent upon meeting various specific annual financial and/or sales growth targets for 2017 and satisfying the respective service requirement. The actual number of shares issued upon vesting of performance restricted stock units could range from 0% to 100% of the number granted, as presented in the table.  If the targets and service requirements are met, vesting occurs in equal annual installments over the various vesting terms as presented in the table. Certain awards were granted in lieu of a portion of the target cash bonus that would otherwise be payable under the Company’s Management Incentive Bonus Program for the calendar year ended 2017.

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

On August 24, 2017, warrants to purchase 580,813 shares of common stock expired unexercised.

At September 30, 2017, the Company had reserved a total of 5,083,224 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	281,840
Restricted stock units	1,981,488
Available for future issuance under stock award plans	2,681,631
Available for future issuance under ESPP	138,265
Total common shares reserved for future issuance	5,083,224

9. Income Taxes

The Company’s effective federal tax rate for the three and nine months ended September 30, 2017 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue from external customers by segment:
Employer	$40,149	$35,371	$119,626	$103,825
Carrier	22,304	22,651	70,346	66,863
Total net revenue from external customers	$62,453	$58,022	$189,972	$170,688
Depreciation and amortization by segment:
Employer	$2,522	$2,071	$7,531	$5,838
Carrier	1,381	1,238	4,317	3,781
Total depreciation and amortization	$3,903	$3,309	$11,848	$9,619
Gross profit by segment:
Employer	$16,603	$13,881	$49,876	$41,432
Carrier	15,383	15,029	49,200	41,097
Total gross profit	$31,986	$28,910	$99,076	$82,529

11. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The Company’s headquarters building lease and an additional building lease are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, is accounted for as a capital lease. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,374 and $2,430 for the three months ended September 30, 2017 and 2016, respectively, and $7,938 and $8,096 for the nine months ended September 30, 2017 and 2016, respectively. Other amounts due to the related parties were $679 and $854 as of September 30, 2017 and December 31, 2016, respectively, and were recorded in “Accrued expenses.”

Other Related Party Expenses

The Company utilizes the services of three companies that are owned and controlled by a Company director, significant stockholder, and executive. The companies provide construction project management services and private air transportation. There were no expenses related to these companies for the three months ended September 30, 2017.  Expenses related to these companies were $13 for the three months ended September 30, 2016, and $19 and $50 for the nine months ended September 30, 2017 and 2016, respectively.  There were no amounts due to these companies as of September 30, 2017 or December 31, 2016.

Related Party Revenues

Mercer became a related party when the Company sold it over 10% beneficial ownership of the Company’s outstanding common stock in February 2015. On August 24, 2017, Mercer’s warrant to purchase common stock of the Company expired unexercised resulting in Mercer’s beneficial ownership of the Company falling below 10%. Accordingly, as of that date, the Company no longer considers Mercer a related party. As of September 30, 2017, Mercer beneficially owned 9.0% of the Company’s outstanding common stock. For the periods July 1, 2017 to August 24, 2017 and January 1, 2017 to August 24, 2017, revenue from Mercer was $4,069 and $18,638, respectively.  For the three and nine months ended September 30, 2016, revenue from Mercer was $5,960 and $18,218, respectively, and was reflected in “Revenues,” within the accompanying statements of operations and comprehensive loss. The amount due from Mercer was $4,626 as of  December 31, 2016. The amount of deferred revenue associated with Mercer was $7,683 as of December 31, 2016 and was reflected in the balances of deferred revenue in the consolidated balance sheets.

Related Party Revolving Line of Credit

In conjunction with an amendment to the Company’s revolving line of credit agreement in October 2016, Goldman Sachs Lending Partners, LLC was added to the lending syndicate. Goldman Sachs Lending Partners, LLC is an affiliate of The Goldman Sachs Group, Inc., as are the Goldman Sachs funds that owned approximately 20.0% of the Company’s outstanding common stock as of September 30, 2017.  Goldman Sachs Lending Partners, LLC committed $10,000 to the revolving commitment and therefore loans the Company approximately 10.5% of all amounts borrowed under the credit facility. Accordingly, amounts due to Goldman Sachs Lending Partners, LLC was approximately $6,326 of the $60,246 outstanding under the revolving line of credit as of September 30, 2017 and $4,226 of the $40,246 outstanding under the revolving line of credit as of December 31, 2016.

12. Subsequent Events

Restricted Stock Units

On October 1, 2017, the Company granted 29,458 restricted stock units with an aggregate grant date fair value of $994.  The restricted stock units generally vest in equal annual installments of over 4 years from the grant date.

Common Stock

During October 2017, employees exercised stock options and restricted stock units vested resulting in the issuance of 72,147 shares.

Revolving Line of Credit

In October 2017, the Company repaid $28,000 under its revolving line of credit.

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

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly, quarterly and annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 85% of our total revenue during each of the three-month periods ended September 30, 2017 and 2016, and 86% and 88% of our total revenue during the nine months ended September 30, 2017 and 2016, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to five months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 15% of our total revenue during each of the three-month periods ended September 30, 2017 and 2016, and 14% and 13% of our total revenue during the nine months ended September 30, 2017 and 2016, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 903 as of September 30, 2017. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past five years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last six years, and expect our operating losses to continue for at least the next year. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

Number of Large Employer and Carrier Customers

We believe the number of large employer and carrier customers is a key indicator of our market penetration, growth, and future revenue. We intend to continue to invest in our sales force to grow our customer base. We generally define a customer as an entity with an active software services contract as of the measurement date. The following table sets forth the number of large employer and carrier customers for the periods indicated:

	As of September 30,
	2017	2016
Number of customers:
Large employer	903	827
Carrier	54	53

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

For the three- and nine-month periods ended September 30, 2017 and 2016, our software services revenue retention rate exceeded 95%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(6,674)	$(8,603)	$(18,868)	$(32,959)
Depreciation	3,053	2,482	9,245	7,344
Amortization of software development costs	785	762	2,409	2,081
Amortization of acquired intangible assets	65	65	194	194
Interest income	(55)	(25)	(129)	(117)
Interest expense on building lease financing obligations	1,864	1,704	5,585	5,130
Interest expense on other borrowings	1,254	262	3,526	691
Income tax expense	5	5	10	15
Stock-based compensation expense	4,396	4,427	11,646	13,610
Costs not core to our business	359	-	480	-
Total net adjustments	11,726	9,682	32,966	28,948
Adjusted EBITDA	$5,052	$1,079	$14,098	$(4,011)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Software services	$53,125	$49,296	$163,399	$149,309
Professional services	9,328	8,726	26,573	21,379
Total revenue	$62,453	$58,022	$189,972	$170,688

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

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents and marketable securities. Interest expense consists primarily of the interest incurred on outstanding borrowings under our financing obligations, capital leases and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and nine months ended September 30, 2017 and 2016.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$62,453	$58,022	$189,972	$170,688
Cost of revenue(1)	30,467	29,112	90,896	88,159
Gross profit	31,986	28,910	99,076	82,529
Operating expenses:
Sales and marketing(1)	16,180	13,607	51,103	41,942
Research and development(1)	12,568	14,081	37,222	43,276
General and administrative(1)	6,853	7,746	20,487	24,415
Total operating expenses	35,601	35,434	108,812	109,633
Loss from operations	(3,615)	(6,524)	(9,736)	(27,104)
Other income (expense):
Interest income	55	25	129	117
Interest expense on building lease financing obligations	(1,864)	(1,704)	(5,585)	(5,130)
Interest expense on other borrowings	(1,254)	(262)	(3,526)	(691)
Other income (expense)	9	(133)	(140)	(136)
Total other expense, net	(3,054)	(2,074)	(9,122)	(5,840)
Loss before income taxes	(6,669)	(8,598)	(18,858)	(32,944)
Income tax expense	5	5	10	15
Net loss	$(6,674)	$(8,603)	$(18,868)	$(32,959)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$682	$754	$1,803	$2,072
Sales and marketing	1,319	886	3,575	2,356
Research and development	743	1,011	2,200	3,538
General and administrative	1,652	1,776	4,068	5,644

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.8	50.2	47.8	51.6
Gross profit	51.2	49.8	52.2	48.4
Operating expenses:
Sales and marketing	25.9	23.5	26.9	24.6
Research and development	20.1	24.3	19.6	25.4
General and administrative	11.0	13.4	10.8	14.3
Total operating expenses	57.0	61.1	57.3	64.2
Loss from operations	(5.8)	(11.2)	(5.1)	(15.9)
Other income (expense):
Interest income	0.1	-	0.1	0.1
Interest expense on building lease financing obligations	(3.0)	(2.9)	(2.9)	(3.0)
Interest expense on other borrowings	(2.0)	(0.5)	(1.9)	(0.4)
Other income (expense)	-	(0.2)	(0.1)	(0.1)
Total other expense, net	(4.9)	(3.6)	(4.8)	(3.4)
Loss before income taxes	(10.7)	(14.8)	(9.9)	(19.3)
Income tax expense	-	-	-	-
Net loss	(10.7)%	(14.8)%	(9.9)%	(19.3)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue from external customers by segment:
Employer	$40,149	$35,371	$119,626	$103,825
Carrier	22,304	22,651	70,346	66,863
Total net revenue from external customers	$62,453	$58,022	$189,972	$170,688
Gross profit by segment:
Employer	$16,603	$13,881	$49,876	$41,432
Carrier	15,383	15,029	49,200	41,097
Total gross profit	$31,986	$28,910	$99,076	$82,529

Comparison of Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$53,125	85.1%	$49,296	85.0%	$3,829	7.8%
Professional services	9,328	14.9	8,726	15.0	602	6.9
Total revenue	$62,453	100.0%	$58,022	100.0%	$4,431	7.6%

Growth in software services revenue in absolute terms was primarily attributable to existing customers adding covered lives to our offerings, or volume increases, and purchasing additional products, as well as the net addition of new customers, as the number of large employer and carrier customers increased to 957 as of September 30, 2017 from 880 as of September 30, 2016.

The increase in professional services revenue was attributable to customer-specific consulting and enhancements partially offset by decreases in implementation revenue.

Segment Revenue

	Three Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$40,149	64.3%	$35,371	61.0%	$4,778	13.5%
Carrier	22,304	35.7	22,651	39.0	(347)	(1.5)
Total revenue	$62,453	100.0%	$58,022	100.0%	$4,431	7.6%

Growth in our employer revenue in absolute terms was primarily attributable to a $4.6 million increase in our employer software services revenue driven by volume increases and additional products sold to existing customers, as well as the addition of new customers.

The decrease in carrier revenue in absolute terms was primarily attributable to a decrease of $0.8 million in software services revenue offset by a $0.4 million increase in professional services revenue. The decrease in carrier software services revenue was primarily driven by a large carrier customer that transitioned a segment of its business from our platform to an internal solution.

Cost of Revenue

	Three Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$30,467	48.8%	$29,112	50.2%	$1,355	4.7%

The increase in cost of revenue in absolute terms was attributable to an increase in salaries, personnel-related costs and professional fees to support our growing customer base and platform. Cost of revenue decreased as a percentage of revenue as we continue to achieve economies of scale.

Gross Profit

	Three Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$32,733	61.6%	$29,243	59.3%	$3,490	11.9%
Professional services	(747)	(8.0)	(333)	(3.8)	(414)	124.3
Gross profit	$31,986	51.2%	$28,910	49.8%	$3,076	10.6%

The increase in software services gross profit in absolute terms was driven by a $3.8 million, or 7.8%, increase in software services revenue partially offset by an increase of $0.3 million in software services cost of revenue as we continued to achieve economies of scale. Software services cost of revenue included $0.4 million and $0.5 million of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $2.0 million of depreciation and amortization for the three months ended September 30, 2017 and 2016, respectively.

The increase in professional services gross loss was driven by an increase in professional services cost of revenue of $1.0 million offset by a $0.6 million, or 6.9%, increase in professional services revenue. Professional services cost of revenue included $0.2 million and $0.3 million of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. In addition, professional services cost of revenue included $0.3 million and $0.2 million in depreciation and amortization for the three months ended September 30, 2017 and 2016, respectively. As discussed in “Components of Operating Results—Cost of Revenue,” we expense our cost of revenue as we incur the costs. However, recognition of the related revenue from implementation services performed before a customer is operating on our platform is generally deferred until the commencement of the monthly subscription. Therefore, we expense the cost incurred in providing these services prior to the recognition of the corresponding revenue. For this reason, as well as due to the personnel-related costs associated with providing implementation services, our cost associated with providing implementation services has typically been higher as a percentage of related revenue than our cost associated with providing our monthly subscription services.

Segment Gross Profit

	Three Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$16,603	41.4%	$13,881	39.2%	$2,722	19.6%
Carrier	15,383	69.0	15,029	66.4	354	2.4
Gross profit	$31,986	51.2%	$28,910	49.8%	$3,076	10.6%

The increase in employer gross profit in absolute terms was driven by a $4.8 million, or 13.5%, increase in employer revenue partially offset by a $2.1 million, or 9.6%, increase in employer cost of revenue as we continued to achieve economies of scale.  The increase in cost of revenue was primarily attributable to increased personnel-related costs to support our growing customer base as well as increased depreciation and amortization, technology infrastructure costs and security-related costs. Our employer cost of revenue included $0.5 million of stock-based compensation expense for each of the three-month periods ended September 30, 2017 and 2016. In addition, our employer cost of revenue included $1.6 million and $1.3 million of depreciation and amortization for the three months ended September 30, 2017 and 2016, respectively.

The increase in carrier gross profit in absolute terms was driven by a decrease in carrier cost of revenue of $0.7 million, or 9.2% partially offset by a decrease in carrier revenue of $0.3 million, or 1.5%. The decrease in cost of revenue was primarily attributable to a decrease in customer-specific development, with an increased focus on platform enhancements. Our carrier cost of revenue included $0.2 million of stock-based compensation expense for each of the three-month periods ended September 30, 2017 and 2016. In addition, carrier cost of revenue included $0.9 million in depreciation and amortization for each of the three months ended September 30, 2017 and 2016.

Operating Expenses

	Three Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$16,180	25.9%	$13,607	23.5%	$2,573	18.9%
Research and development	12,568	20.1	14,081	24.3	(1,513)	(10.7)
General and administrative	6,853	11.0	7,746	13.4	(893)	(11.5)

The increase in sales and marketing expense in absolute terms was primarily attributable to a $1.8 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $0.4 million, due to hires of sales and marketing associates. We experienced an increase of $0.3 million in costs related to facilities and overhead allocation, recruiting and professional fees, and an increase of $0.5 million in travel-related costs.

The decrease in research and development expense reflects cost efficiencies during 2017. We experienced a $0.3 million decrease in salaries and personnel-related costs as a result of a decrease in the number of associates engaged in research and development activities. This decrease includes approximately $0.3 million decrease in stock-based compensation.  Additionally, costs related to external development and engineering consulting decreased $1.0 million.

The decrease in general and administrative expense was comprised of decreases in professional and consulting fees of $0.2 million and a decrease of $0.7 million in sales tax expense related to resolving liabilities in certain states.  These decreases were partially offset by a net $0.2 million increase in salaries and personnel-related costs, which includes a decrease of $0.1 million in stock-based compensation expense.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$163,399	86.0%	$149,309	87.5%	$14,090	9.4%
Professional services	26,573	14.0	21,379	12.5	5,194	24.3
Total revenue	$189,972	100.0%	$170,688	100.0%	$19,284	11.3%

Growth in software services revenue in absolute terms was primarily attributable to volume increases and additional product purchases by existing customers, as well as the net addition of new customers, as the number of large employer and carrier customers increased to 957 as of September 30, 2017 from 880 as of September 30, 2016.

The increase in professional services revenue was primarily attributable to the recognition of $2.8 million of implementation services provided to newly activated customers and new products provided to existing customers, and the remainder from existing customer consulting and enhancements.

Segment Revenue

	Nine Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$119,626	63.0%	$103,825	60.8%	$15,801	15.2%
Carrier	70,346	37.0	66,863	39.2	3,483	5.2
Total revenue	$189,972	100.0%	$170,688	100.0%	$19,284	11.3%

Growth in our employer revenue was primarily attributable to a $14.1 million increase in our employer software services revenue driven primarily by new customers and volume increases, as well as additional products sold to existing customers. Additionally, employer professional services revenue increased $1.7 million, due to implementation revenue from new customers and customer consulting to existing customers.

The increase in carrier revenue in absolute terms was primarily attributable to a $3.5 million increase in professional services revenue while software services revenue remained flat. The professional services revenue increase was primarily driven by implementations related to additional products with existing customers, as well has enhancements.

Cost of Revenue

	Nine Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$90,896	47.8%	$88,159	51.6%	$2,737	3.1%

The increase in cost of revenue in absolute terms was primarily attributable in part to an increase in salaries and personnel-related costs of $2.2 million and an increase in travel-related costs of $0.2 million to support our growing customer base. Additionally, we incurred other direct costs of $0.3 million related to a customer contract. Cost of revenue decreased as a percentage of revenue as we continue to achieve economies of scale.

Gross Profit

	Nine Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$102,561	62.8%	$93,172	62.4%	$9,389	10.1%
Professional services	(3,485)	(13.1)	(10,643)	(49.8)	7,158	(67.3)
Gross profit	$99,076	52.2%	$82,529	48.4%	$16,547	20.0%

The increase in software services gross profit in absolute terms was driven by a $14.1 million, or 9.4%, increase in software services revenue. This increase was partially offset by a $4.7 million, or 8.4%, increase in software services cost of revenue. Software services cost of revenue included $1.2 million of stock-based compensation expense for each of the nine months ended September 30, 2017 and 2016, and $7.8 million and $6.4 million of depreciation and amortization for the nine months ended September 30, 2017 and 2016, respectively.

The decrease in professional services gross loss was driven by a $5.2 million, or 24.3%, increase in professional services revenue, and a $2.0 million, or 6.1%, decrease in professional services cost of revenue. Professional services cost of revenue included $0.6 million and $0.9 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. In addition, professional services cost of revenue included $1.0 million and $0.9 million in depreciation and amortization for the nine months ended September 30, 2017 and 2016, respectively. As discussed in “Components of Operating Results—Cost of Revenue,” our cost of revenue is expensed as we incur the costs.

Segment Gross Profit

	Nine Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$49,876	41.7%	$41,432	39.9%	$8,444	20.4%
Carrier	49,200	69.9	41,097	61.5	8,103	19.7
Gross profit	$99,076	52.2%	$82,529	48.4%	$16,547	20.0%

The increase in employer gross profit was driven by a $15.8 million, or 15.2%, increase in employer revenue partially offset by a $7.4 million, or 11.8%, increase in employer cost of revenue as we continued to achieve economies of scale. The increase in cost of revenue was primarily attributable to increased personnel-related costs to support our customer base. Our employer cost of revenue included $1.4 million of stock-based compensation expense for each of the nine-month periods ended September 30, 2017 and 2016. In addition, our employer cost of revenue included $5.4 million and $4.3 million of depreciation and amortization for the nine months ended September 30, 2017 and 2016, respectively.

The increase in carrier gross profit was driven by an increase in carrier revenue of $3.5 million, or 5.2%, and a decrease in carrier cost of revenue of $4.6 million, or 17.9%. The decrease in cost of revenue was primarily attributable to a decrease in customer-specific development costs in the current year. Our carrier cost of revenue included $0.4 million and $0.7 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. In addition, our carrier cost of revenue included $3.4 million and $3.1 million in depreciation and amortization for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$51,103	26.9%	$41,942	24.6%	$9,161	21.8%
Research and development	37,222	19.6	43,276	25.4	(6,054)	(14.0)
General and administrative	20,487	10.8	24,415	14.3	(3,928)	(16.1)

The increase in sales and marketing expense was primarily attributable to a $5.9 million increase in salaries and personnel-related costs, including an increase in stock-based compensation of $1.2 million, due to hires of sales and marketing associates. We experienced an increase of $1.5 million in costs related to facilities and overhead allocation, recruiting, professional fees and sales and marketing expense as well as an increase of $1.7 million in travel-related costs.

The decrease in research and development expense reflects a $2.8 million decrease in salaries and personnel-related costs as the result of a decrease in the number of associates engaged in research and development activities. This decrease includes a $1.3 million decrease in stock-based compensation of which $0.5 million was attributable to the departure of our Chief Technology Officer in 2016.  Additionally, costs related to external development and engineering consulting decreased $3.0 million.

The decrease in general and administrative expense was partly attributable to a $1.7 million decrease in salaries and personnel-related costs which includes a decrease in separation benefits related to the retirement of our former Chief Financial Officer in 2016 and a benefit of $0.6 million in stock-based compensation expense related to the separation of our Chief Financial Officer during the second quarter of 2017. We experienced additional decreases in professional and consulting fees of $0.6 million partly attributable to the implementation of our enterprise resource planning system that went live in 2016 and a decrease of $1.3 million in sales tax expense related to resolving liabilities in certain states.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, our primary sources of liquidity were our cash and cash equivalents totaling $54.6 million, $33.3 million in accounts receivables, net of allowances, and an unused revolving line of credit of $34.8 million. Taking into account the borrowing base limit, the amount available to borrow under the revolving line of credit was $7.5 million as of September 30, 2017.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash (used in) provided by:
Operating activities	$(15,068)	$(20,863)
Investing activities	(4,151)	24,860
Financing activities	16,939	(1,271)

Operating Activities

For the nine months ended September 30, 2017, our operating activities used $15.1 million of cash, as our net loss of $18.9 million and $25.6 million of cash used in changes in working capital were partially offset by $29.4 million for non-cash adjustments. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $11.8 million, accrual of interest on financing obligations of $5.6 million, and non-cash stock compensation expense of $11.6 million. The cash used in changes in working capital primarily consisted of a decrease in deferred revenue of $12.0 million, a decrease in accrued compensation and benefits of $5.4 million as the result of timing of payments of accrued amounts, a decrease in accrued expenses of $2.2 million, a decrease in accounts payable not associated with the purchase of property and equipment of $4.3 million, the result of timing, and an increase in prepaid expenses and other current assets of $1.0 million. An increase in accounts receivable used $0.5 million during the year due to timing of the receipt of payments.

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

Investing Activities

For the nine months ended September 30, 2017 and 2016, net cash used in investing activities was $6.2 million and $10.9 million, respectively, for the purchase of property and equipment as well as $2.0 million for the purchase of short-term investments held to maturity for the nine months ended September 30, 2016. Additionally, during the nine months ended September 30, 2017 and 2016, the maturity of short-term investments held to maturity provided $2.0 million and $37.7 million, respectively, as our portfolio matured.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $16.9 million, consisting primarily of net draws on the revolving line of credit of $20.0 million and $3.6 million from stock option exercises. These were offset by payments of $6.6 million of financing and capital lease obligations.

For the nine months ended September 30, 2016, net cash used in financing activities was $1.3 million, consisting primarily of payments on the revolving line of credit of $59.0 million, payments of $8.2 million of financing and capital lease obligations, and payments of $0.2 million for the remittance of taxes upon the vesting of restricted stock units. These were offset by $64.0 million in draws on the revolving line of credit and $2.1 million from stock option exercises. Starting with the April 1, 2016 vest date, we settle the tax liability resulting from the vesting of restricted stock awards by selling shares from the vested awards in the market, which results in no cash outflow from the Company related to the vesting of restricted stock awards.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

We are currently assessing the impact of the new standard on our accounting policies, processes, and controls, including system requirements, and have assigned internal resources and engaged third party service providers to assist in our assessment.  Based on our current assessment, we believe areas that might be affected by our adoption of the revenue recognition standard are related to the period of recognition of deferred revenue, particularly in our Carrier segment, the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to our multiple performance obligations.  In addition, we expect an impact from the adoption of the new standard related to our costs to fulfill certain contracts as well as our costs to obtain contracts with customers, which are both currently expensed as incurred.  We also are assessing the impact of this standard on the recognition of brokerage service commission revenue, the disclosure changes in our consolidated financial statements, and the transition approach that will be applied. We cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time, anticipate the standard will have a material impact on our consolidated financial statements, particularly on deferred revenue.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The purpose of this ASU is to reduce both the diversity in practice and the cost and complexity when applying Topic 718 to a change to the terms and conditions of share-based payment awards. This ASU is effective for us beginning January 1, 2018. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this updated standard on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At September 30, 2017, we had borrowings under the revolving line of credit of $60.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.6 million change in our annual interest expense on our outstanding borrowings at September 30, 2017. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2017 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2017.

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

We experienced net losses of $40.1 million, $62.1 million, and $63.2 million for the years ended December 31, 2016, 2015, and 2014, respectively, and net losses of $18.9 million and $33.0 million for the nine months ended September 30, 2017 and 2016, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on August 4, 2017, the first trading day after we publically announced our operating results for the second quarter ended June 30, 2017, our stock price dropped $7.10 per share, or approximately 20.5%, to $27.50.

Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	our ability to hire and retain qualified personnel, including the effectiveness of the expansion of our sales force;
•	the extent to which our products and services achieve or maintain market acceptance;
•	changes in the regulatory environment related to benefits and healthcare;
•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;
•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	regulatory compliance costs;
•	the timing, size, and integration success of potential future acquisitions; and
•	unforeseen legal expenses, including litigation and settlement costs.

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

We prepare our financial statements in accordance with U.S. GAAP. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions.  For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update on revenue recognition, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard will be effective for us beginning January 1, 2018.  While we are continuing to assess all potential impacts of the standard, we have initially identified certain areas that might be more significantly affected, including the period of recognition of deferred revenue, particularly in our Carrier segment, the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to our multiple performance obligations.  In addition, we expect an impact from the adoption of the new standard related to our costs to fulfill certain contracts as well as our costs to obtain contracts with customers, which are both currently expensed as incurred.  We also are assessing the impact of this standard on the recognition of brokerage service commission revenue, the disclosure changes in our consolidated financial statements, and the transition approach that will be applied.  In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which will be effective beginning January 1, 2019 with early adoption permitted, also introduces new disclosure requirements for leasing arrangements. We are currently evaluating the impact of this update on the consolidated financial statements, which could be material, given our related party leases. Implementation of these new standards, and any future accounting pronouncements, implementation guidelines or interpretations, could have an adverse impact on our reported financial results, require that we make significant changes to our systems, processes and controls, or the way we conduct our business. In addition, we are expending considerable effort and resources preparing for implementation of both these accounting updates, which in and of itself could have negative impact on our results of operations.

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

We sell our products and services pursuant to agreements that are generally one year for employers and three to five years for carriers. While our employer contracts generally automatically renew on an annual basis, our customers have no obligation to renew their contracts after their contract period expires, and these contracts might not be renewed on the same or on more profitable terms if at all. Additionally, some of our carrier customers are able to terminate their respective contracts without cause or for convenience, although generally our carrier contracts are only cancellable by the carrier in an instance of our uncured breach. As a result, our ability to grow depends in part on the continuance and renewal of our customer contracts. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their level of satisfaction or dissatisfaction with our services, the cost of our services, the cost of services offered by our competitors, consolidations and reductions in our customers’ spending levels. If our customers terminate or do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality or products, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have eight U.S., three Chinese, two Japanese, two Australian, two Taiwanese, two Hong Kong, and one Canadian patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. The results of the U.S. presidential and other elections from 2016 could have a significant impact on the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

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

The Goldman Sachs Group, affiliates of which owned approximately 20.0% of the voting and economic interest in our business at September 30, 2017, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our IPO in September 2013 through September 30, 2017, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2017, we had an aggregate of 31,195,653 shares of common stock outstanding. As of September 30, 2017, there also were outstanding options and restricted stock units to purchase 2,266,894 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144.

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

As of September 30, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 37.7% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 20.0%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Chief Executive Officer and a director, entered into a voting agreement for the election of directors. As of September 30, 2017, these stockholders collectively beneficially owned approximately 37.0% of our common stock. Pursuant to the voting agreement, the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Item 6.  EXHIBITS.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2017

Benefitfocus, Inc.

By:	/s/ Jonathon E. Dussault
Jonathon E. Dussault
Chief Financial Officer
(Principal financial and accounting officer)