Form 10-K
period 2017-12-31
Benefitfocus,Inc.
filed 2018-03-15
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2017 (based on the closing sale price of $36.35 on that date), was approximately $426,784,296. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 12, 2018 was 31,331,447.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders currently scheduled to be held on June 1, 2018 are incorporated by reference into Part III hereof.

Benefitfocus, Inc.

Form 10-K

For Year Ended December 31, 2017

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

The Benefitfocus Platform enables our customers to simplify the management of complex benefits processes, from sales through enrollment and implementation to ongoing administration. It provides consumers with an engaging, highly intuitive, and personalized user interface for selecting and managing all of their benefits via their desktop browsers or mobile devices. Employers use our solutions to streamline benefits processes, keep up with complex and changing regulatory requirements, control costs, and offer a greater variety of plans to attract, retain, and motivate their employees. Insurance carriers use our solutions to more effectively market offerings, simplify billing, and improve the enrollment process. We also provide a network of more than 1,500 benefit provider data exchange connections, which facilitates the otherwise highly fragmented interaction among employees, employers, brokers, and carriers.

We serve two separate but related market segments. The employer market consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are over 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem. As of December 31, 2017, we served 915 large employer customers, an increase from 141 in 2010, and 54 carrier customers, an increase from 29 in 2010.

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with our employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly, quarterly and annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Our software-as-a-service, or SaaS, model provides us significant visibility into our future operating results through increased revenue predictability, which enhances our ability to manage our business. Our company was founded in 2000, and we currently employ approximately 1,450 associates, or employees.

Industry Background

The administration and distribution of benefits to employees is a mainstay of the U.S. economy. Providing these benefits is costly and complex and requires the exchange of information, application of rules, and transfer of funds among a wide variety of constituents, including consumers, employers, insurance carriers, brokers, benefits outsourcers, payroll processors, and financial institutions. According to IBISWorld calculations, in 2017, the market for HR benefits administration in the United States is expected to grow to over $54 billion. In addition, Gartner estimates that in 2016, the U.S. insurance industry spent approximately $66 billion on software and related services.1

The variety and complexity of core benefits plans, including healthcare, dental, life, and disability insurance continues to grow. The Benefitfocus 2017 annual market research report, The State of Employee Benefits 2018, indicates that a higher proportion of benefits offerings are shifting to high-deductible health plans coupled with health savings accounts. This added complexity places greater potential cost burden on employees and creates a greater need for employers to educate employees on becoming more informed healthcare consumers. To help employees cover added cost burdens, employers are increasingly offering a wider range of voluntary benefits plans, such as critical illness, supplemental income, and financial wellness programs. Current point and legacy systems are inadequate to efficiently manage the complexity, regulation, and the involvement of multiple parties, driving the need for an enterprise benefits management system to improve operational efficiency along the entire benefits value chain.

[1]

Gartner, Forecast: Enterprise IT Spending by Vertical Industry Market, Worldwide, 2015-2021 4Q17 Update, United States Insurance Market Spending on Software, IT Services, and Internal Services.  The Gartner Report described herein, (the "Gartner Report") represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Annual Report) and the opinions expressed in the Gartner Report are subject to change without notice.

Employer Market

Currently, we believe there are over 18,000 entities that employ more than 1,000 individuals in the United States. A significant and growing portion of employers’ costs is non-salary benefits, such as health insurance, that they provide to their employees. With healthcare and other premiums increasing, senior executives are prioritizing benefits administration in their organizations and searching for ways to contain costs without sacrificing benefits. In addition, the expense burden continues to shift to employees. Employees’ contributions to premiums for health insurance have grown from approximately $318 per employee in 1999 to approximately $1,213 per employee in 2017. Employers recognize the importance of offering a greater variety of core and voluntary benefits as a means to attract, motivate, and retain employees. They must maintain relationships with multiple insurance carriers and many other benefits providers, placing a substantial administrative burden on their organizations.

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

Large, national insurance carriers also offer numerous individual health plans of different types, including health maintenance organizations, preferred provider organizations, point-of-service plans, and high deductible health plans, across the 50 states, as well as life and ancillary benefits plans. Each carrier offers a complex variety of health insurance, life and ancillary benefits plans, with each plan requiring multiple decisions to address the specific needs of employers and their individual employees. Despite widespread carrier consolidation, numerous disparate systems remain in place, with many large carriers operating on multiple IT systems. Carriers often rely on manual processes and siloed software applications to bridge gaps in legacy administration systems. Even as carriers attempt to modernize and keep up with evolving industry practices and a changing regulatory landscape, they have difficulty connecting with the broader healthcare system.

The effective delivery and management of healthcare benefits depends on the timely, continuous exchange of accurate data among carriers, their employer customers, and individual members. Legacy benefits management systems often lack important functionality such as web and mobile self-service capabilities and real-time data exchange. Critical carrier processes, including member enrollment, billing, communications, and retail marketing have often been under-optimized or neglected by legacy systems, and carriers have devoted significant internal resources to cover technology gaps. In addition, healthcare reform mandates and the rise of exchanges have increased focus on carriers’ retail distribution capabilities, which require additional investment.

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

Integrate Seamlessly with Related Systems.    Our solutions can be easily and securely integrated with a variety of related systems, including carrier membership and billing, payroll and HR, banking, and other third-party administration. We provide a network of more than 1,500 benefit provider data exchange connections. Our open architecture further extends our functionality by allowing third parties to develop and offer apps and services on our platform.

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

Bolster Retail Distribution Capabilities Through Marketplaces.    Our solutions help carriers respond to an evolving marketplace in which retail distribution capabilities are increasingly important to attracting and retaining new members. Our platform offers carriers a lower cost direct sales channel to employer groups and individuals. We offer the ability to sell both healthcare and non-healthcare benefit products in an online shopping environment that serves as an alternative to government-sponsored public exchanges.

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

Our Growth Strategy

We intend to strengthen our position as a leading provider of cloud-based benefits software solutions. Key elements of our growth strategy include the following:

Expand our Customer Base.    We believe that our current customer base represents a small fraction of our targeted users that could benefit from our solutions. In order to reach new customers in our existing markets, we are aggressively investing in our sales and marketing resources and our channel marketing strategy, including in ways intended to expand existing relationships and foster organic growth opportunities through brokers.

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

Further Develop our Partner Ecosystem.    We have established strong relationships with organizations such as Mercer, SAP, Allstate Insurance Company, Equifax, and others in a variety of industries to deliver best-in-class applications to our customers. We plan to continue to invest in our integration infrastructure to allow third parties and customers to build custom applications on the Benefitfocus Platform and create deep integrations between their systems and ours.

Leverage our Corporate Culture.    We believe our culture inspires our associates and customers and supports our growth. We plan to continue to invest in our culture to help attract and retain top design and engineering professionals who are not only passionate about Benefitfocus and motivated to create superior software technology, but also passionate about contributing positively to their communities.

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

Products and Services for Insurance Carriers	Products and Services for Employers
Marketplaces:	Benefitfocus Marketplace
Large Employer Marketplace	Communication Portal
Mid-Market Marketplace	BenefitStore
Small Employer Marketplace	Core & Advanced Analytics
eEnrollment	Benefits Service Center
eBilling	Video
eExchange	ACA Management & Reporting
eSales	Billing & Payment
Core & Advanced Analytics	Implementation Services
Certified Carrier Program	Integrations
Integrations	Benefitfocus University
Video	Account Services:
Implementation Services	Consumer Directed Healthcare Accounts
Benefits Service Center
COBRA Administration

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

•

Certified Carrier Program is our partnership program with large life and ancillary product providers designed to deliver seamless ancillary, voluntary and life-style benefits to consumers. The program is a combination of technology solutions, preferred pricing and distribution opportunities.

Products for Employers

•

Benefitfocus Marketplace is a cloud-based benefits management portal that streamlines online enrollment, employee communication, and benefits administration. It also and creates an exchange environment for large employers who offer defined contribution plans. In one cohesive, engaging workflow, Benefitfocus Marketplace presents employees with all of the plans their employers offer. Employees who need extra assistance can access avatars, animated videos, and live chat sessions as they explore their benefit options. As employees shop for the plans that best fit their individual needs, a virtual shopping cart keeps a running tally of the employers’ defined contribution in addition to the employees’ out-of-pocket costs. If employees choose to purchase more coverage on their own, they can easily view and pay their bills in the Benefitfocus Marketplace.

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

•

ACA Management & Reporting is our solution that helps employers manage ACA compliance by consolidating and automating IRS reporting. Additionally, Benefitfocus is an approved transmitter, allowing us to electronically file required ACA compliance documents with the Internal Revenue Service on behalf of our customers.

•

Billing & Payment is a comprehensive, dynamic EIPP application that synchronizes enrollment and billing information to streamline the monthly billing process, automate adjustments and increase accuracy of payments. Billing & Payment gives employers the ability to automate or schedule single-invoice payments to all of their benefit providers. Employers can drill down by employee to see coverage level and plan, or focus in by vendor, benefit type or internal cost control center to gain more insight into cost drivers.

•

Consumer-Directed Healthcare Accounts is our solution designed to provide employers and their employees with a seamless enrollment and account management experience for their health savings accounts, or HSAs, or similar medical payment products within Benefitfocus Marketplace.

•

COBRA Administration is our solution for employers that simplifies management of COBRA, or the Consolidated Omnibus Budget Reconciliation Act, benefits.  COBRA Administration automates required communication, enrollment, fulfillment and payment processing within Benefitfocus Marketplace.

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
•

SAP SuccessFactors provides employee performance management solutions. We partnered with SAP to create a full HR and benefits management suite that combines employee talent, profile, and core HR information to help drive employee onboarding, promotion, and development. The SAP SuccessFactors suite of products provides an enterprise-class system of record, as well as powerful analytics and intuitive tools.

Customers

Our customers include employers of all sizes across a variety of industries and some of the nation’s largest insurance carriers and aggregators. The following is a list of some of our significant employer and carrier customers.

Employer Customers	Carrier Customers
American Eagle Outfitters Inc.	American Family Life Assurance Company of Columbus
Amerigas Propane, Inc.	BlueChoice HealthPlan of South Carolina, Inc.
Brookdale Senior Living Inc.	Blue Cross of Idaho Health Service, Inc.
California Institute of Technology	Blue Cross and Blue Shield of Kansas City
Carolinas HealthCare System	Blue Cross and Blue Shield of South Carolina, Inc.
Fender Musical Instruments Corporation	Wellmark, Inc.
Fiesta Restaurant Group, Inc.
Hard Rock Café International (USA), Inc.
Rush University Medical Center
SAP America Inc.

During the year ended December 31, 2017, one customer accounted for 12% of total revenue.  No other customer accounted for more than 10% of our total revenue.

Sales and Marketing

We sell our software solutions through our direct sales organization. Our direct sales team comprises employer-focused and carrier-focused field sales professionals who are organized primarily by geography and account size.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target HR, benefits, and finance executives, technology professionals, key brokers, and senior business leaders. Our principal marketing programs include:

•	use of our website to provide application and company information, as well as learning opportunities for potential customers;
•	territory development representatives who respond to incoming leads and convert them into new sales opportunities;
•	participation in, and sponsorship of, user conferences, executive events, trade shows and industry events, including our annual user and partner conference, One Place;
•	integrated marketing campaigns, including direct email, online web advertising, blogs, webinars and industry reports, including State of Employee Benefits; and
•	public relations, analyst relations and social media initiatives.

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

We host our applications and serve all of our customers from two redundant data centers in separate locations. We rely on third-party vendors to operate these data centers, which are designed to host mission-critical computer systems and have industry-standard measures in place to minimize service interruptions. Our technical operations staff manages the technology stacks supporting the Benefitfocus Platform and uses automated monitoring tools throughout our system to detect unusual events or malfunctions that could interfere with our customers’ or partners’ use of the Benefitfocus Platform. We monitor application health by verifying that all applications, interfaces and supporting middleware are operational. If our monitoring tools detect a problem, our dedicated network operations center staff detect the issue and respond immediately to diagnose and resolve the problem. We take the security of our data and our systems very seriously, and we focus on minimizing the risk of vulnerabilities in our system at every level of software design and system and network administration.

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

Competition

While we do not believe any single competitor offers similarly expansive software solutions, we face competition from various sources, many of which have greater resources than us. Competition in our employer segment includes:

•	ERP software companies, including Oracle (PeopleSoft), Infor (Lawson) and Workday each offering a cloud-based benefits administration software solution;
•	HR outsourcing companies, such as Towers Watson;
•	payroll service providers, such as ADP who expanded their core payroll services to include some form of cloud-based benefits administration services; and
•	various niche software vendors.

Competitors in our carrier segment include:

•	insurance carriers that have invested in internally developed benefit management solutions;
•	member services companies, including those providing web-based subscriber enrollment and claims adjudication services, such as Trizetto (acquired by Cognizant) and DST Health Solutions; and
•	various niche software vendors.

We believe that competition for benefits software and services is based primarily on the following factors:

•	capability for customization through configuration, integration, security, scalability, and reliability of applications;
•	competitive and understandable pricing;
•	breadth and depth of application functionality;
•	size of customer base and level of user adoption;
•	extensive data exchange network;
•	cloud-based delivery model;
•	dynamic communication capabilities with contextual media, animation, and acknowledgement tools;
•	ability to integrate with legacy enterprise infrastructures and third-party applications;
•	domain expertise in benefits and healthcare consumerism;
•	extensive base of rules and event-driven benefit eligibility and enrollment;
•	accessible on any browser or mobile device;
•	modern and adaptive technology platform;
•	access to third-party apps;
•	clearly defined implementation timeline;
•	customer-branding and styling; and
•	ability to innovate and respond to customer and legislative needs rapidly.

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

Our research and development expenses were $49.5 million, $56.6 million and $52.3 million for the years December 31, 2017, 2016 and 2015, respectively.

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

We have been granted eight U.S. patents (utility patents) and have two U.S. patent applications (all for utility patents) pending. Our patents provide protections up to 2034. We also have three Chinese, two Japanese, Australian, Taiwanese, and Hong Kong, and one Canadian patents and a number of pending patent applications.

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

Requirements of PPACA

Our business could be affected by changes in healthcare spending. PPACA changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. PPACA, as enacted, required states to expand Medicaid coverage significantly and establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and provided subsidies to states to create non-Medicaid plans for certain low-income residents. Insurers have experienced mixed results providing services through the exchanges and many have exited this market. Increased volatility following the repeal of the individual mandate in late 2017 could create more uncertainty.

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

The long-term viability of PPACA remains in doubt. We expect that the current Congress and White House will continue to seek ways to modify, repeal, or otherwise invalidate all, or certain provisions of PPACA.  For instance, on January 20, 2017, an executive order was issued which stated that it is the U.S. federal government’s policy to seek the prompt repeal of PPACA, and directed the heads of all executive departments and agencies to minimize the economic and regulatory burdens of PPACA to the maximum extent permitted by law. Also, the December 2017 revisions to the tax code eliminated PPACA’s individual mandate, which could destabilize the insurance markets. Should Congress or the courts modify, repeal or otherwise invalidate PPACA or any parts of its provisions, the business of our customers could be substantially affected.

Requirements Regarding the Confidentiality, Privacy and Security of Personal Information

HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Health plans, healthcare clearinghouses and most providers are considered by the HIPAA regulations to be "Covered Entities." With respect to our operations as a healthcare clearinghouse, we are directly subject to the Privacy Rule and the Security Rule. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a Business Associate and that require us to safeguard protected health information and restrict how we may use and disclose such information. The Privacy Rule extensively regulates the use and disclosure of protected health information by Covered Entities and their Business Associates. For example, the Privacy Rule permits Covered Entities and their Business Associates to use and disclose protected health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the Privacy Rule. The Privacy Rule also provides patients with rights related to understanding and controlling how their health information is used and disclosed. To the extent permitted by the Privacy Rule and our contracts with our customers, we may use and disclose protected health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the Privacy Rule and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The Security Rule requires Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of protected health information that is electronically transmitted or electronically stored.

If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with the Privacy Rule, Security Rule, or Breach Notification Rule while acting as a Covered Entity or Business Associate, we could face civil penalties of up to $55,910 per violation and a maximum civil penalty of $1,677,299 in a calendar year for violations of the same requirement, in addition to criminal penalties. Recently, the U.S. Department of Health and Human Services Office for Civil Rights, which enforces HIPAA, appears to have increased its enforcement activities. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents.

There are additional privacy and data security legal regimes at the federal and state level. For example, the Federal Trade Commission, or FTC, regularly brings privacy and data enforcement actions under Section 5 of the Federal Trade Commission Act, alleging that certain activities constitute unfair or deceptive trade practices. The states have similar laws that prohibit unfair or deceptive trade practices. There are also state data security laws and state laws that regulate the use and disclosure of health information, among others. Further, by regulation, the FTC’s Red Flags Rule requires some financial institutions and creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. We may be required to apply additional resources to our existing processes to assist our affected customers in complying with this rule.

We have implemented and maintain physical, technical and administrative safeguards, including written policies and procedures, intended to protect all personal data, including protected health information, and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any data breaches or incidents.

Data Breach Notification Laws. There are numerous federal and state laws that generally require notice to affected individuals, regulators, and sometimes the media or credit reporting agencies in the event of a data breach impacting personal information. For example, at the federal level, the HIPAA Breach Notification Rule mandates notification of breaches affecting protected health information to affected individuals and regulators under conditions set forth in the Rule. Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. Nearly all states, the District of Columbia, Guam, Puerto Rico, and the Virgin Islands have enacted data breach notification laws. While some of these breach notification laws contain an exception for entities subject to HIPAA, other laws do not, and may impose notification obligations in addition to, or inconsistent with, the HIPAA Breach Notification Rule when a data breach implicates protected health information.

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

Payors who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse to translate between standard and non-standard formats. As a result, use of a clearinghouse has allowed numerous payors to establish compliance with the Transaction Standards independently and at different times, reducing transition costs and risks. In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred. However, PPACA requires HHS to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. We cannot provide assurance regarding how the CMS will enforce the Transaction Standards. We have modified our systems and processes to implement the Transaction Standards and we continue to work with payors, healthcare information system vendors and other healthcare constituents to maintain our implementation of the Transaction Standards.

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

Banking Regulation

The Goldman Sachs Group, affiliates of which owned approximately 19.9% of the voting and economic interest in our business as of December 31, 2017, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. As a result, although we do not engage in banking operations, we are subject to regulation, supervision, examination and potential enforcement action by the Board of Governors of the Federal Reserve System, or the Federal Reserve, and to most banking laws, regulations and orders that apply to The Goldman Sachs Group. In addition, certain restrictions applicable to Goldman Sachs under the BHC Act apply to the Company as well, and we may be subject to regulatory oversight and examination because we are a technology service provider to regulated financial institutions. The bank regulatory framework is intended primarily to protect the safety and soundness of depository institutions, the federal deposit insurance system, and depositors rather than our stockholders. Because of The Goldman Sachs Group’s status as a bank holding company and a financial holding company, we have agreed to certain covenants for the benefit of The Goldman Sachs Group that are intended to facilitate its compliance with the BHC Act.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law by President Obama on July 21, 2010, including Title VI known as the “Volcker Rule”. US financial regulators approved final rules to implement the Volcker Rule in December 2013. The Volcker Rule, in relevant part, restricts banking entities from proprietary trading (subject to certain exemptions) and from acquiring or retaining any equity, partnership or other interests in, or sponsoring, a private equity fund, subject to satisfying certain conditions, and from engaging in certain transactions with funds. On February 3, 2017, President Trump signed an executive order entitled “Presidential Executive Order on Core Principles for Regulating the United States Financial System”. The executive order required the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council (including the Federal Reserve) and report to the president within 120 days of the date of the executive order on the extent to which existing laws, regulations, and other policies promote the core principles outlined in the order. The report was also required to identify any laws, regulations, and other policies that inhibit financial regulation in a manner consistent with the core principles. On June 12, 2017, the U.S. Department of the Treasury published a report identifying regulations inconsistent with the principles articulated in the order. This was the first of a series of reports and addressed only the depository system. Future reports are expected to address the regulation of capital markets, the asset management and insurance industries, and nonbank financial services companies. The extent to which this executive order and the required reports thereunder may ultimately result in changes to financial services laws, regulations, and policies applicable to us is not currently known.

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

Any failure of The Goldman Sachs Group to maintain its status as a financial holding company could result in substantial limitations on our activities and our growth. In particular, our permissible activities could be further restricted to only those that constitute banking or activities closely related to banking. The Goldman Sachs Group’s loss of its financial holding company status could be caused by several factors, including any failure by The Goldman Sachs Group’s bank subsidiaries to remain sufficiently capitalized, by any examination downgrade of one of The Goldman Sachs Group’s bank subsidiaries, or by any failure of one of The Goldman Sachs Group’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, The Goldman Sachs Group is required to remain “well capitalized” and “well managed” to maintain its status as a financial holding company. We have no ability to prevent such occurrences from happening.

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

There are limits on the ability of The Goldman Sachs Group’s bank subsidiaries to extend credit to or conduct other transactions with us. In general, any loans to us from a bank subsidiary of The Goldman Sachs Group must be on market terms and secured by designated amounts of specified collateral and are limited to 10% of the lending bank’s capital stock and surplus. The Dodd-Frank Act places certain additional restrictions on transactions between us and The Goldman Sachs Group, which we do not expect to be material to us.

Geographic Areas

We operate solely in the United States. As such, we held substantially all our assets and generated all our revenue in the United States during the fiscal years ended December 31, 2017, 2016 and 2015.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.benefitfocus.com as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. Such reports may also be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at (800) SEC-0330. The Securities and Exchange Commission also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information.

Executive Officers

The following table sets forth information concerning our executive officers as of March 15, 2018:

Name	Age	Position
Raymond A. August	56	President and Chief Executive Officer
Mason R. Holland, Jr.	53	Executive Chairman, Director
Jonathon E. Dussault	44	Chief Financial Officer, Treasurer
James P. Restivo	58	Chief Technology Officer

Raymond A. August—President and Chief Executive Officer

Raymond August has been our President and Chief Executive Officer since January 2018. Prior to that, Mr. August served as our Chief Operating Officer since August 2014 and was promoted to the title of President and Chief Operating Officer in March 2015. Prior to joining Benefitfocus, Mr. August served as the General Manager of the Computer Sciences Corp. (now DXC Technology Co. (NYSE: DXC)), or CSC, Financial Services Group since October 2012. Prior to that, from March 2008 to September 2012, he served as CSC’s President of the Financial Services Group. Since July 2013 he has served as a member of the Executive Advisory council for Arthur Ventures Private Equity Fund. Mr. August earned a B.S. in Accounting and Management Science from the University of South Carolina and is a Certified Public Accountant.

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

Jonathon E. Dussault—Chief Financial Officer

Jonathon Dussault has been our Chief Financial Officer since August 2017. He also serves as our Treasurer. Prior to that, since July 2014, Mr. Dussault served as Senior Vice President and Senior Finance Officer of WEX Health, Inc. (formerly Evolution1, Inc.), a leading provider of health savings account cloud-based technology and payment solutions for the healthcare industry and a subsidiary of global payments processing company, WEX Inc. (NYSE: WEX). Prior to that, beginning in April 2003, Mr. Dussault served in multiple roles at Evolution1, most recently as Chief Financial Officer, from December 2011 until its acquisition by WEX. From April 2003 to July 2010, Mr. Dussault also was Vice President of Corporate Development at Women’s Health USA, Inc. and, prior to that, was responsible for financial planning and analysis at Open Solutions, Inc. Mr. Dussault began his career at Arthur Andersen LLP. He holds a B.S. in accounting from Babson College and earned his CPA certification in Massachusetts.

James P. Restivo—Chief Technology Officer

James Restivo has been our Chief Technology Officer since January 2016. Prior to joining Benefitfocus, Mr. Restivo served as Vice President, Chief Technology Officer of Dodge Data & Analytics LLC beginning in February 2015. From December 2012 to September 2014, Mr. Restivo served as Vice President, Chief Technology Officer of Smarter Workforce at International Business Machines Corporation, or IBM (NYSE: IBM). Prior to that, beginning in October 2006, Mr. Restivo served as Chief Technology Officer of Kenexa Corporation where he managed global public Human Capital Management R&D, SaaS operations and information security before the company was purchased by IBM. Mr. Restivo received a B.S. in computer science, applied mathematics and statistics from Stony Brook University and an M.S. from the Massachusetts Institute of Technology in computer science.

As of December 31, 2017, we had approximately 1,450 full-time associates. None of our associates is represented by a labor union, and we consider our current relations with our associates to be good.

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

We experienced net losses of $25.9 million, $40.1 million, and $62.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

Because we previously recognized revenue and expense relating to monthly subscriptions and professional services over varying periods, downturns or upturns in sales were not immediately reflected in full in our operating results.

As a SaaS company, under ASC 605, we recognized our subscription revenue monthly for the term of our contracts and recognized the majority of our professional services revenue ratably over the longer of the contract term or the estimated expected life of the customer relationship. As a result, a portion of the revenue we reported each quarter was the recognition of deferred revenue from contracts we entered into during previous quarters. Consequently, a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not have significantly reduced our revenue for that quarter, but could have negatively affected our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services was not reflected in full in our results of operations until future periods. Our revenue recognition model also made it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers had to be recognized over the applicable term of the contracts or the estimated expected life of the customer relationship period. In addition, we recognized professional services expenses as incurred, which could have caused professional services gross margin to be negative.

As a result of our variable sales and implementation cycles, we previously might not have been able to recognize revenue to offset expenditures, which could have resulted in fluctuations in our quarterly results of operations or otherwise harm our future operating results.

The sales cycle for our products and services can be variable, averaging four months in our employer market segment and 15 months in our carrier market segment, each from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures.

After a customer contract is signed, we provide an implementation process for the customer during which we establish and test appropriate integrations, connections and registrations, load data into our system, and train customer personnel. Our implementation cycle is also variable, typically ranging from four to six months for employer implementations and from eight to 10 months for complex carrier implementations, each from contract execution to completion of implementation. Some of our new customer projects are complex and require a lengthy set-up period and significant implementation work. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our products and services, but under ASC 605 we could not recognize the resulting revenue until implementation was complete and the services were available for use, at which time we began recognition of implementation revenue over the longer of the life of the contract or the expected life of the customer relationship. Each customer’s situation is different, and unanticipated difficulties and delays might arise as a result of failure by us or by the customer to complete our respective responsibilities. If implementation periods were extended, under ASC 605 revenue recognition could have been delayed and our financial condition might have been adversely affected. In addition, cancellation of any implementation after it began might have resulted in lost time, effort, and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.

Changes in, or interpretations of, existing accounting principles, including regarding revenue recognition and accounting for leases, and their implementation could have an adverse impact on our reported financial results.

We prepare our financial statements in accordance with U.S. GAAP. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions.  For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update on revenue recognition, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The new standard was effective for us beginning January 1, 2018.  While we are continuing to assess all potential impacts of the standard, we have identified areas that might be more significantly affected. The expected effects of the new accounting standard are included in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which will be effective beginning January 1, 2019 with early adoption permitted, also introduces new disclosure requirements for leasing arrangements. We are currently evaluating the impact of this update on the consolidated financial statements, which could be material, given our related party leases. Implementation of these new standards, and any future accounting pronouncements, implementation guidelines or interpretations, could have an adverse impact on our reported financial results, require that we make significant changes to our systems, processes and controls, or the way we conduct our business. In addition, we are expending considerable effort and resources preparing for and implementing of both these accounting updates, which in and of itself could have negative impact on our results of operations.

We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example: in 2017 we hired a new Chief Financial Officer and an Executive Vice President of Global Sales; effective January 1, 2018, our Chief Executive Officer became Senior Advisor for Innovation, but remained on our Board of Directors and our Chief Operating Officer became our Chief Executive Officer; and, in March 2018, our Senior Advisor for Innovation resigned from employment and our Board, effective April 1, 2018, for personal reasons. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

We sell our products and services pursuant to agreements that are generally one year for employers and three to five years for carriers. While our employer contracts generally automatically renew on an annual basis, our carrier customers have no obligation to renew their contracts after their contract period expires, and these contracts might not be renewed on the same or on more profitable terms if at all. Additionally, some of our carrier customers are able to terminate their respective contracts without cause or for convenience, although generally our carrier contracts are only cancellable by the carrier in an instance of our uncured breach. As a result, our ability to grow depends in part on the continuance and renewal of our carrier contracts. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their level of satisfaction or dissatisfaction with our services, the cost of our services, the cost of services offered by our competitors, consolidations or reductions in our customers’ spending levels. If our carrier customers terminate or do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality or products, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

A significant amount of our revenue is derived from our largest customers, and any reduction in revenue from any of these customers would reduce our revenue and net income.

Our ten largest customers by revenue accounted for approximately 43%, 43% and 42% of our consolidated revenue in each of 2017, 2016 and 2015, respectively. Our largest customer by revenue accounted for approximately 12% and 11% of our revenue in each of 2017 and 2016, respectively. In addition, one customer represented 12% and 14% of our accounts receivable at December 31, 2017 and 2016, respectively and another represented 13% at December 31, 2016.  If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

Failure to adequately and effectively expand our direct sales force will impede our growth.

We believe that our future growth will depend on the development of our direct sales force and its ability to obtain new customers and to manage our existing customer base. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. For example, reduction of our sales force in 2016 negatively impacted sales, and as a result, revenue going forward. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our growth will be impeded.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Mercer LLC, or Mercer, and its affiliates, SAP SE, and others such as technology and content providers, third party system integrators and referral sources, including brokers. Identifying partners, negotiating and documenting relationships with them, and developing referral sources requires significant time and resources. Our expanded relationship with and February 2015 sale of stock to Mercer increases our reliance on it and related risks, including Mercer’s competitors being less likely to do business with us. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2022 for federal and state purposes. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, which if not utilized will begin to expire in 2020. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have eight U.S., three Chinese, two Japanese, Australian, Taiwanese, Hong Kong, and one Canadian patents granted and a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

If we fail to meet our credit facility’s financial covenants, our business and financial condition could be adversely affected.

Our credit facility contains financial covenants, including covenants related to financial liquidity and EBITDA. If at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the credit facility. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.

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

An element of our growth strategy is to expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	unstable regional political and economic conditions, such as those caused by the U.S. presidential administration change and the U.K. exit from the European Union;
•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•	data privacy laws which require that customer data be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

Our products and services involve the storage and transmission of customers’ and consumers’ confidential information, which may include sensitive individually identifiable information that is subject to stringent legal and regulatory obligations. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail and/or are bypassed as a result of third-party action, inadvertent disclosures through technological or human error (including employee error), malfeasance, hacking, ransomware, social engineering (including phishing schemes), computer viruses, malware, or otherwise, someone might be able to acquire or obtain unauthorized access to our customers’ confidential information and/or patient data or other personal information. As a result, our reputation could be damaged, our business might suffer, information might be lost, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, costly litigation or government investigations, and significant costs for remediation and remediation efforts to prevent future occurrences.

In addition, we rely on various third parties, including employers’ HR departments, carriers, and other third-party service providers and consumers themselves, as users of our system for key activities to protect and promote the security of our systems and the data and information accessible within them, such as administration of enrollment, consumer status changes, claims, and billing. Our customers might authorize or enable third parties to access their information and data that is stored on our systems. Because we do not control such access, we cannot ensure the complete integrity or security of such data in our systems. On occasion, people have failed to adhere to appropriate data security practices. For example, employers sometimes have failed to terminate the login/password of former employees, or permitted current employees to share login/passwords. When we become aware of such security incidents, we work with employers to terminate inappropriate access and provide additional instruction in order to avoid the reoccurrence of such problems. Although to date these security incidents have not resulted in claims against us or in material harm to our business, failures to perform these activities might result in claims against us, which could expose us to significant expense, legal liability, and harm to our reputation, which might result in loss of business.

Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a target, we might not be able to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security, or the security of third parties that we rely on, occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy or security laws could result in the loss of business, litigation and regulatory investigations and penalties or settlements that could damage our reputation and adversely impact our results of operations and financial condition. In addition, our customers might authorize or enable third parties to access their information and data that is stored on our systems. Because we do not control such access, we cannot ensure the complete integrity or security of such data in our systems.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Deregulatory efforts following the U.S. presidential and other elections in 2016 are ongoing, and the outcome of the 2018 elections could further impact the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

PPACA. The Patient Protection and Affordable Care Act, or PPACA, and other healthcare laws have led to an increasingly intricate regulatory framework under which health benefits are obtained, delivered, accessed, and maintained. Although many of the provisions of PPACA do not directly apply to us, PPACA and continued efforts to repeal or modify the law may affect the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion, the creation of state and national exchanges under PPACA and state Medicaid expansion, and the number of states that have chosen to implement the Medicaid expansion or adopt state-specific exchanges remains in flux. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA and related repeal efforts and deregulatory initiatives on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business.

•

False or Fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of claims for reimbursement from the government. In some cases, these laws also forbid abuse of existing systems for such submission and payment. In addition, federal and state laws prohibit kickbacks in association with the provision of healthcare services. Many of these state laws pertain to all payors, not just items or services paid for by the federal government. Although our business operations are generally not subject to these laws and regulations, any contract we have with a government entity requires us to comply with these laws and regulations. Any failure of our services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our services, and could force us to expend significant capital, research and development, and other resources to address the failure. Any determination by a court or regulatory agency that our services with government clients violate these laws and regulations could subject us to civil or criminal penalties, invalidate all or portions of some of our government client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving not only government clients but also all clients doing business with government payers, and have an adverse effect on our business.

•

HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, established privacy and security standards that limit the use and disclosure of protected health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Health plans, healthcare clearinghouses, and most providers are “Covered Entities” subject to HIPAA. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or the Privacy Rule, and the security regulations established under HIPAA, or the Security Rule. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard protected health information and restrict how we may use and disclose such information. Both Covered Entities and Business Associates are subject to direct oversight and audit by the Department of Health and Human Services.

Violations of HIPAA might result in civil fines of up to $55,910 per violation and a maximum civil penalty of $1,677,299 in a calendar year for violations of the same requirement, as well as criminal penalties. State attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. Moreover, the U.S. Department of Health and Human Services’ Office for Civil Rights (“OCR”) operates a formal HIPAA audit program. The audits are intended to assess compliance with HIPAA by both Covered Entities and Business Associates and are conducted by OCR with assistance from third party vendors. Issues identified during the audits may result in agency-imposed corrective action plans or civil monetary penalties.

We might not be able to adequately address the business risks created by HIPAA implementation and enforcement. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. Noncompliance may result in litigation and high-dollar fines or settlements.

Some payors and clearinghouses interpret HIPAA transaction requirements differently than we do. Where payors or clearinghouses require conformity with their interpretations as a condition of a successful transaction, we seek to comply with their interpretations.

In addition to the Privacy Rule and Security Rule, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical and/or health information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them. Failure by us to comply with any state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. Such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.

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

•

Insurance Broker Laws. Insurance laws in the United States are often complex, and states have broad authority to adopt regulations regarding brokerage activities. Our business's regulatory oversight generally also includes activity governing the selection and payment of insurance products and the licensing of insurance brokers and our wholly owned subsidiary, BenefitStore, Inc., is an insurance agency. Our continuing ability to provide insurance brokerage related services in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.

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

The Goldman Sachs Group, affiliates of which owned approximately 19.9% of the voting and economic interest in our business at December 31, 2017, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

Additionally, any failure of The Goldman Sachs Group to maintain its status as a financial holding company could result in further limitations on our activities and our growth. In particular, our permissible activities could be restricted to only those that constitute banking or activities closely related to banking. The Goldman Sachs Group’s loss of its financial holding company status could be caused by several factors, including any failure by The Goldman Sachs Group’s bank subsidiaries to remain sufficiently capitalized, by any examination downgrade of one of The Goldman Sachs Group’s bank subsidiaries, or by any failure of one of The Goldman Sachs Group’s bank subsidiaries to maintain a satisfactory rating under the Community Reinvestment Act. In addition, The Goldman Sachs Group is required to remain “well capitalized” and “well managed” in order to maintain its status as a financial holding company. We have no ability to prevent such occurrences from happening.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our IPO in September 2013 through December 31, 2017, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2017, we had an aggregate of 31,307,989 shares of common stock outstanding. As of December 31, 2017, there also were outstanding options, restricted stock units and warrants to purchase 2,207,208 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, June 7, 2016 and June 9, 2017, we also registered an aggregate of 9,099,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 37.6% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 19.9%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Senior Advisor for Innovation and a director until April 1, 2018, entered into a voting agreement for the election of directors. As of December 31, 2017, these stockholders collectively beneficially owned approximately 36.9% of our common stock. Pursuant to the voting agreement, the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors, if requested. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2014, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We also are required to disclose changes made to our internal controls and procedures on a quarterly basis. Our ongoing compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts.

In addition, we anticipate we will no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as of September 17, 2018.  Accordingly, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ending December 31, 2018.  We will also be required to include additional information regarding executive compensation in our 2019 proxy statement and hold a nonbinding advisory vote on executive compensation at our 2019 annual meeting of stockholders.  These additional reporting requirements, among others, may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing legal requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

While we remain an emerging growth company, we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We anticipate we will no longer qualify as an emerging growth company as of September 17, 2018.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we continue to be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from the requirements of auditor attestation reports on the effectiveness of our internal control over financial reporting. We cannot predict if investors will find our common stock less attractive while we continue to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2017, we occupied approximately 289,000 square feet on the Daniel Island Executive Center campus in Charleston, South Carolina. This office space is leased under leases expiring in 2031.  As of December 31, 2017, we also leased facilities in Greenville, South Carolina; North Charleston, South Carolina; Tulsa, Oklahoma; and Salt Lake City, Utah.

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

	High	Low
Year Ended December 31, 2017
First quarter	$32.00	$24.55
Second quarter	$37.10	$26.80
Third quarter	$36.95	$26.50
Fourth quarter	$33.90	$22.30

Year Ended December 31, 2016
First quarter	$35.72	$21.04
Second quarter	$41.24	$29.18
Third quarter	$44.98	$36.10
Fourth quarter	$42.49	$24.55

As of December 31, 2017, we had 57 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

	Base Period
Company / Index	9/18/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Benefitfocus, Inc.	$100.00	$107.82	$61.33	$67.96	$55.46	$50.42
S&P 500 Index	$100.00	$107.12	$119.32	$118.45	$129.75	$154.95
S&P 1500 Application Software Index	$100.00	$107.46	$120.00	$143.70	$154.95	$223.38

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Part III “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years December 31, 2017, 2016, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014, and 2013 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Revenue(1)	$256,735	$233,335	$185,143	$137,420	$104,752
Cost of revenue(2)	124,156	120,681	102,851	87,470	62,411
Gross profit	132,579	112,654	82,292	49,950	42,341
Operating expenses:
Sales and marketing(2)	69,280	55,488	58,589	48,467	36,072
Research and development(2)	49,549	56,584	52,250	41,729	23,532
General and administrative(2)	27,268	32,750	25,727	18,657	10,974
Change in fair value of contingent consideration	–	–	–	–	(43)
Total operating expenses	146,097	144,822	136,566	108,853	70,535
Loss from operations	(13,518)	(32,168)	(54,274)	(58,903)	(28,194)
Total other expense, net	(12,339)	(7,873)	(7,785)	(4,251)	(2,198)
Loss before income taxes	(25,857)	(40,041)	(62,059)	(63,154)	(30,392)
Income tax expense (benefit)	15	17	25	25	(31)
Net loss	$(25,872)	$(40,058)	$(62,084)	$(63,179)	$(30,361)
Net loss per common share--basic and diluted	$(0.83)	$(1.35)	$(2.19)	$(2.51)	$(2.99)
Weighted-average common shares outstanding--basic and diluted	31,052,378	29,589,857	28,344,680	25,207,099	10,144,243
Other Financial Data
Adjusted EBITDA(3)	$19,443	$(1,097)	$(32,160)	$(43,844)	$(18,915)

(1)

In the first quarter of 2015, we decreased the estimated expected life of our customer relationships for both employer and carrier customers from 10 to 7 years.  This change shortened the term over which we will recognize our deferred revenue and results in more revenue recognized in each period after the change.

(2)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$2,508	$2,798	$1,950	$986	$274
Sales and marketing	4,953	3,213	2,861	1,395	171
Research and development	2,990	4,532	2,399	1,376	255
General and administrative	5,686	7,545	3,244	1,831	502

(3)

We define adjusted EBITDA as net loss before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense and expense related to the impairment of goodwill and intangible assets, and costs not core to our business. See “Adjusted EBITDA” below for more information and for a reconciliation of adjusted

EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our Segments

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Revenue from external customers by segment:
Employer	$163,978	$140,522	$94,842	$62,016	$40,656
Carrier	92,757	92,813	90,301	75,404	64,096
Total net revenue from external customers	$256,735	$233,335	$185,143	$137,420	$104,752
Gross profit by segment
Employer	$68,735	$53,031	$33,655	$16,186	$13,316
Carrier	63,844	59,623	48,637	33,764	29,025
Total gross profit by segment	$132,579	$112,654	$82,292	$49,950	$42,341

Consolidated Balance Sheet Data

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$55,335	$56,853	$48,074	$51,074	$65,645
Marketable securities	–	2,007	40,448	5,135	13,168
Accounts receivable, total, net	30,156	32,966	29,698	21,311	23,668
Total assets	165,109	180,410	182,119	140,018	139,611
Deferred revenue, total	58,719	75,838	93,529	94,510	80,221
Total liabilities	204,440	213,721	200,128	182,841	128,179
Total redeemable convertible preferred stock	–	–	-	-	-
Common stock	31	30	29	26	24
Additional paid-in capital	355,301	335,059	310,304	223,409	214,487
Total stockholders' (deficit) equity	(39,331)	(33,311)	(18,009)	(42,823)	11,432

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(25,872)	$(40,058)	$(62,084)	$(63,179)	$(30,361)
Depreciation	12,391	9,959	8,791	6,931	5,231
Amortization of software development costs	3,257	2,857	2,587	2,257	2,618
Amortization of acquired intangible assets	258	257	286	305	323
Interest income	(182)	(138)	(188)	(77)	(46)
Interest expense on building lease financing obligations	7,450	6,826	7,092	3,624	1,768
Interest expense on other borrowings	4,931	1,095	877	682	381
Income tax expense	15	17	25	25	(31)
Stock-based compensation expense	16,137	18,088	10,454	5,588	1,202
Costs not core to our business	1,058	-	-	-	-
Total net adjustments	$45,315	$38,961	$29,924	$19,335	$11,446
Adjusted EBITDA	$19,443	$(1,097)	$(32,160)	$(43,844)	$(18,915)

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

We serve two separate but related market segments. The employer market which consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are over 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. Our business model capitalizes on the close relationship between carriers and their members, and the carriers’ ability to serve as lead generators for potential employer customers. Carriers pay for services at a rate reflective of the aggregated nature of their customer base on a per application basis. Carriers can then deploy their applications to employer groups and members. As employers become direct customers through our employer segment, we provide them our platform offering that bundles many software applications into a comprehensive benefits solution through Benefitfocus Marketplace. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem.

We sell the Benefitfocus Platform on a subscription basis, typically through annual contracts with employer customers and multi-year contracts with our insurance carrier customers, with subscription fees paid monthly, quarterly and annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 85%, 87%, and 87% of our total revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to six months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 15%, 13%, and 13% of our total revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 915 as of December 31, 2017, a 30.6% compound annual growth rate. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, account services, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past six years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last seven years, and expect our operating losses to continue for at least the next year. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

Number of Large Employer and Carrier Customers

We believe the number of large employer and carrier customers is a key indicator of our market penetration, growth, and future revenue. We have aggressively invested in and intend to continue to invest in our sales function to grow our customer base. We generally define a customer as an entity with an active software services contract as of the measurement date. The following table sets forth the number of large employer and carrier customers for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Number of customers:
Large employer	915	833	723
Carrier	54	53	54

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

For 2017, 2016 and 2015 our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets and costs not core to our business. Adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP. Please refer to “Selected Consolidated Financial Data—Adjusted EBITDA” in this report for a discussion of the limitations of adjusted EBITDA and reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, respectively, for 2017, 2016 and 2015.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Software services	$218,443	$201,797	$161,477
Professional services	38,292	31,538	23,666
Total revenue	$256,735	$233,335	$185,143

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

We defer recognition of our professional services fees paid by customers related to implementation services that are determined to not have stand-alone value and are sold with our software services, and recognize them, beginning once the related software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship, which was 7 years. We periodically evaluate the term over which revenue is recognized for professional services to reflect our experience with customer contract renewals.

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

We will adopt the new revenue accounting standard on January 1, 2018. The new standard will significantly affect how we recognize revenue for our products and services. The expected effects of the new accounting standard are included in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is our annual user and partner conference, One Place, which we have held annually. We expect our sales and marketing expense to increase, in absolute dollars, in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

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

General and administrative expense.    General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in absolute terms as a result of ongoing public company costs, including those associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and increased professional services expenses, particularly associated with the implementation of new accounting standards.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for 2017, 2016, and 2015. Net operating loss carryforwards for federal income tax purposes were $253.9 million at December 31, 2017. State net operating loss carryforwards were approximately $221.2 million at December 31, 2017. Federal and state net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

On December 22, 2017, the Tax Cuts & Jobs Act (“Tax Reform”) was enacted. Among other things, we expect that the primary provision of Tax Reform to affect us will be the reduction to the U.S. corporate income tax rate from 35% to 21%. Accordingly, we revalued our deferred tax assets and liabilities to reflect the enacted tax rate and adjusted our valuation allowance. As of December 31, 2017, we have completed our accounting for the income tax effects of Tax Reform except for the impact of state tax conformity of each change and further evaluation of executive compensation. We are not able to determine a reasonable estimate for these items and expect to complete our analysis during 2018 as states make known their conformity with federal tax laws and additional transition guidance is provided related to executive compensation.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Year Ended December 31,
	2017	2016	2015
Revenue	$256,735	$233,335	$185,143
Cost of revenue(1)	124,156	120,681	102,851
Gross profit	132,579	112,654	82,292
Operating expenses:
Sales and marketing(1)	69,280	55,488	58,589
Research and development(1)	49,549	56,584	52,250
General and administrative(1)	27,268	32,750	25,727
Total operating expenses	146,097	144,822	136,566
Loss from operations	(13,518)	(32,168)	(54,274)
Other income (expense):
Interest income	182	138	188
Interest expense on building lease financing obligations	(7,450)	(6,826)	(7,092)
Interest expense on other borrowings	(4,931)	(1,095)	(877)
Other expense	(140)	(90)	(4)
Total other expense, net	(12,339)	(7,873)	(7,785)
Loss before income taxes	(25,857)	(40,041)	(62,059)
Income tax expense	15	17	25
Net loss	$(25,872)	$(40,058)	$(62,084)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$2,508	$2,798	$1,950
Sales and marketing	4,953	3,213	2,861
Research and development	2,990	4,532	2,399
General and administrative	5,686	7,545	3,244

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Year Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.4	51.7	55.6
Gross profit	51.6	48.3	44.4
Operating expenses:
Sales and marketing	27.0	23.8	31.6
Research and development	19.3	24.3	28.2
General and administrative	10.6	14.0	13.6
Total operating expenses	56.9	62.1	73.8
Loss from operations	(5.3)	(13.8)	(29.3)
Other income (expense):
Interest income	0.1	0.1	0.1
Interest expense on building lease financing obligations	(2.9)	(2.9)	(3.8)
Interest expense on other borrowings	(1.9)	(0.5)	(0.5)
Other expense	(0.1)	-	-
Total other expense, net	(4.8)	(3.4)	(4.2)
Loss before income taxes	(10.1)	(17.2)	(33.5)
Income tax expense	-	-	-
Net loss	(10.1)%	(17.2)%	(33.5)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue from external customers by segment:
Employer	$163,978	$140,522	$94,842
Carrier	92,757	92,813	90,301
Total net revenue from external customers	$256,735	$233,335	$185,143
Gross profit by segment
Employer	$68,735	$53,031	$33,655
Carrier	63,844	59,623	48,637
Total gross profit by segment	$132,579	$112,654	$82,292

Comparison of Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$218,443	85.1%	$201,797	86.5%	$16,646	8.2%
Professional services	38,292	14.9	31,538	13.5	6,754	21.4
Total revenue	$256,735	100.0%	$233,335	100.0%	$23,400	10.0%

Growth in software services revenue was primarily attributable to existing customers adding covered users to our offerings, or volume increases, and also to existing customers purchasing additional products as well as to the net addition of new customers, as the number of large employer and carrier customers increased to 969 as of December 31, 2017 from 886 as of December 31, 2016.

The increase in professional services revenue was in part attributable to the recognition of $2.5 million of implementation services provided to newly activated customers and new products provided to existing customers, and the remainder from providing consulting services and enhancements to existing customers.

Segment Revenue

	Year Ended December 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$163,978	63.9%	$140,522	60.2%	$23,456	16.7%
Carrier	92,757	36.1	92,813	39.8	(56)	(0.1)
Total revenue	$256,735	100.0%	$233,335	100.0%	$23,400	10.0%

Growth in our employer revenue was primarily attributable to a $17.6 million increase in our employer software services revenue driven mostly by new customers and volume increases, as well as additional products sold to existing customers.  Additionally, employer professional services revenue increased $5.8 million due to implementation revenue from new customers and customer consulting to existing customers.

The slight decrease in carrier revenue was primarily attributable to a $0.9 million increase in professional services revenue, offset by a decrease of $1.0 million in software services revenue. The professional services revenue increase was primarily driven by additional support and discovery services to existing customers. Carrier software services revenue decreased as volume decreases from existing customers exceeded increases in revenue from new customers.

Cost of Revenue

	Year Ended December 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$124,156	48.4%	$120,681	51.7%	$3,475	2.9%

The increase in cost of revenue in absolute terms was primarily attributable to an increase in salaries and personnel-related costs to support an increased number of customers and volume, as well as professional fees associated with third-party deliveries. This increase included a decrease in stock-based compensation of $0.3 million. Cost of revenue as a percentage of revenue has continued to decrease as a result of economies of scale as our revenues have grown.

Gross Profit

	Year Ended December 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$134,051	61.4%	$122,686	60.8%	$11,365	9.3%
Professional services	(1,472)	(3.8)	(10,032)	(31.8)	8,560	(85.3)
Gross profit	$132,579	51.6%	$112,654	48.3%	$19,925	17.7%

The increase in software services gross profit was driven by a $16.6 million, or 8.2%, increase in software services revenue. This increase was partially offset by a $5.3 million, or 6.7%, increase in software services cost of revenue. Software services cost of revenue included $1.7 million of stock-based compensation expense for each of the years ended December 31, 2017 and 2016, and $10.4 million and $8.9 million of depreciation and amortization for the years ended December 31, 2017 and 2016, respectively.

The improvement in professional services gross loss was driven by a $6.8 million, or 21.4%, increase in professional services revenue and a decrease in professional services cost of revenue of $1.8 million. Professional services cost of revenue included $0.8 million and $1.1 million of stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. In addition, professional services cost of revenue included $1.4 million and $1.2 million in depreciation and amortization for the years ended December 31, 2017 and 2016, respectively.

As discussed in “Components of Operating Results—Cost of Revenue”, we expense our cost of revenue as we incur the costs. However, recognition of the related revenue from implementation services performed before a customer is operating on our platform generally is deferred until the commencement of the monthly subscription. We recognize the revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is 7 years.  Therefore, we expense the cost incurred in providing these services prior to the recognition of the corresponding revenue.

Segment Gross Profit

	Year Ended December 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$68,735	41.9%	$53,031	37.7%	$15,704	29.6%
Carrier	63,844	68.8	59,623	64.2	4,221	7.1
Gross profit	$132,579	51.6%	$112,654	48.3%	$19,925	17.7%

The increase in employer gross profit was driven by a $23.5 million, or 16.7%, increase in employer revenue being only partially offset by a $7.8 million, or 8.9%, increase in employer cost of revenue as we continued to achieve economies of scale.  The increase in cost of revenue was primarily attributable to increased personnel-related costs to support our customer base as well as increased depreciation and amortization, technology infrastructure costs and security-related costs. Our employer cost of revenue included $1.9 million and $2.0 million of stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. In addition, our employer cost of revenue included $7.3 million and $5.8 million of depreciation and amortization for the years ended December 31, 2017 and December 31, 2016, respectively.

The increase in carrier gross profit was driven by a decrease in carrier cost of revenue of $4.3 million, or 12.8%, in combination with carrier revenue being essentially flat.  The decrease in cost of revenue was attributable to operational efficiencies achieved in supporting our carrier customers and a decrease in customer-specific development, as opposed to platform enhancements and development. Our carrier cost of revenue included $0.6 million and $0.8 million of stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. In addition, our carrier cost of revenue included $4.5 million and $4.2 million in depreciation and amortization for the years ended December 31, 2017 and 2016, respectively.

Operating Expenses

	Year Ended December 31,
	2017		2016
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$69,280	27.0%	$55,488	23.8%	$13,792	24.9%
Research and development	$49,549	19.3%	$56,584	24.3%	$(7,035)	(12.4)%
General and administrative	$27,268	10.6%	$32,750	14.0%	$(5,482)	(16.7)%

The increase in sales and marketing expense was attributable to $9.0 million higher salaries and personnel-related costs as we continued to invest in our direct sales channel. We increased the number sales associates during 2017, including hiring our Executive Vice-President, Global Sales.  This increase included $1.7 million increase in stock-based compensation.  Additionally, travel-related expenses increased $2.6 million and marketing expense, professional fees, technology infrastructure costs and other operating costs increased by $1.8 million.

The decrease in research and development expense reflects a $3.5 million decrease in salaries and personnel-related costs as the result of a decrease in the number of associates engaged in research and development activities. This decrease includes a $1.5 million decrease in stock-based compensation.  Additionally, costs related to external development and engineering consulting decreased $3.2 million.

The decrease in general and administrative expense was partly attributable to a $1.8 million decrease in salaries and personnel-related costs, which includes a decrease in stock-based compensation expense of $1.3 million.  Sales tax expense decreased $1.6 million related to resolving liabilities in certain states. We experienced additional decreases in professional and consulting fees of $1.0 million attributable to discontinuing the use of certain consultants during 2017 and a decrease in bad debt expense of $0.6 million.

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

Growth in software services revenue was primarily attributable to existing customers adding covered users to our offerings, or volume increases, and also to existing customers purchasing additional products as well as to the net addition of new customers, as the number of large employer and carrier customers increased to 886 as of December 31, 2016 from 777 as of December 31, 2015.

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

As discussed in “Components of Operating Results—Cost of Revenue”, we expense our cost of revenue as we incur the costs.  However, recognition of the related revenue from implementation services performed before a customer is operating on our platform is generally deferred until the commencement of the monthly subscription. Beginning at that time, we recognize the revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship, which is 7 years.  Therefore, we expense the cost incurred in providing these services prior to the recognition of the corresponding revenue.

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

Effective July 1, 2015, we determined that we had established standalone value for Benefitfocus Marketplace implementation services in the Employer segment as they are now sold separately from the software services. This was primarily due to the system integrators that have been trained and certified to perform these implementation services, the successful completion of an implementation by a trained system integrator, and the sale of several software subscription arrangements to customers in the Employer segment without our implementation services. Accordingly, revenues related to implementation services for the Benefitfocus Marketplace solution in the Employer segment that are delivered after July 1, 2015 are recognized separately from the revenues earned from the Employer software subscription services. Revenues related to such implementation services are recognized at the time that the professional services have been completed and the related software services have commenced. Prior to July 1, 2015, we did not have standalone value for implementation services related to the Benefitfocus Marketplace solution as we had historically performed these services to support customers’ implementation of this solution. The incremental revenue from recognition of services upon delivery compared to recognition over the customer relationship period of 7 years was $2.3 million for the twelve months ended December 31, 2015.

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

We will adopt the new revenue accounting standard on January 1, 2018.  The new standard will significantly affect how we recognize revenue for our products and services.  The expected effects of the new accounting standard are included in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

In 2017, 2016 and 2015, we granted performance restricted stock units that vest upon the achievement of certain financial performance targets. Compensation expense for performance restricted stock units, which are accounted for as equity awards, is recognized over the requisite service period when it is probable that the award will vest.  Significant judgment is involved in assessing the probability of achieving performance measures.

We determined fair value for restricted stock unit awards based on the closing price of our common stock on the date of grant or, if not a trading day, the trading day following the grant date.

We did not grant any stock options in 2017, 2016 or 2015. As of December 31, 2017, all outstanding options are fully vested and expensed.

On January 1, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” and elected to account for forfeitures as they occur.  Prior to that date, we based our estimate of pre-vesting forfeitures, or forfeiture rate, on our analysis of historical behavior by stock award holders. We applied the estimated forfeiture rate to the total estimated fair value of the awards, as derived from the Black-Scholes model, to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations.

Based upon the closing stock price of $27.00 on December 29, 2017, the last trading day of 2017, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2017 was $4.7 million, all of which was related to vested options. The aggregate intrinsic value of outstanding restricted stock units as of December 31, 2017 was $52.3 million, of which all were unvested.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, our primary sources of liquidity were our cash and cash equivalents totaling $55.3 million, $32.0 million in accounts receivables, net of allowance, and unused availability under a revolving line of credit of $38.8 million, without taking into account the borrowing base limit. The terms of our revolving line of credit are described in Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In April 2017, we amended our revolving line of credit agreement. The amendment altered definitions in the agreement, including Consolidated EBITDA and Liquidity, and changed the Minimum Liquidity and Minimum Consolidated EBITDA requirements. It also included consents by the lenders to certain administrative actions by us, including with respect to intellectual property and certain of our bank accounts. Additionally, the amendment modified the definition of Excluded Assets in the Guarantee and Collateral Agreement, dated as of February 20, 2015, which was entered into in connection with the revolving line of credit agreement.

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

Cash Flows

Our cash flows for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash (used in) provided by:
Operating activities	$(5,937)	$(22,826)	$(31,545)
Investing activities	(6,279)	25,516	(50,245)
Financing activities	10,698	6,089	78,790
Net (decrease) increase in cash and cash equivalents	$(1,518)	$8,779	$(3,000)

Operating Activities

For 2017, our operating activities used $5.9 million of cash, as $39.8 million for non-cash adjustments were more than offset by our net loss of $25.9 million and $19.8 million of cash used in changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $15.9 million, accrual of interest on financing obligations of $7.5 million, and non-cash stock compensation expense of $16.1 million. The cash used in changes in working capital primarily consisted of a decrease in deferred revenue of $17.1 million, a decrease in accounts payable and accrued expenses not associated with the purchase of property and equipment of $3.0 million, and a decrease in accrued compensation and benefits of $3.1 million as the result of timing of payments of accrued amounts. Changes in working capital that provided cash totaled $3.6 million and were primarily comprised of decreases of accounts receivable and other non-current assets.

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

  Investing Activities

For 2017, investing activity used $6.2 million as purchases of property and equipment of $8.2 million were partially offset by maturity of short-term investments of $2.0 million.

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

Financing Activities

For 2017, net cash provided by financing activities was $10.7 million, as cash from the exercise of stock options of $3.7 million and net borrowings under the revolving line of credit of $16.0 million were partially offset by payments on capital lease and financing obligations of $9.0 million.  Cash from the exercise of stock options included $1.8 million related to the exercise of options by our Executive Chairman that were set to expire in February 2017.

For 2016, net cash provided by financing activities was $6.1 million, as the result of cash from the exercise of stock options of $6.9 million and net borrowings under the revolving line of credit of $10.0 million, partially offset by payments on capital lease and financing obligations.  Cash from the exercise of stock options included $5.1 million related to the exercise of options by an executive officer that were set to expire in February 2017.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding credit facility, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. The following table summarizes these contractual obligations at December 31, 2017. Future events could cause actual payments to differ from these estimates.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt--Revolving line of credit (1)	$56,246	$-	$56,246	$-	$-
Operating lease obligations	14,224	1,400	2,564	1,925	8,335
Capital lease obligations	50,953	5,089	8,197	5,970	31,697
Financing obligations, build-to-suit leases	108,658	6,359	13,297	14,107	74,895
Financing obligations, other	1,709	1,400	309	-	-
Purchase commitments	6,570	5,602	968	-	-
Total	$238,360	$19,850	$81,581	$22,002	$114,927

(1)	Repayment of the revolving line of credit is due at end of the term in 2020. Early repayment is allowed. Interest is paid monthly.

Borrowing limit under our revolving line of credit agreement is $95.0 million. The agreement terminates on February 20, 2020.  Borrowing capacity under this agreement is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under our line of credit may be less than the $95.0 million borrowing limit. Advances under the revolving line of credit agreement bear interest at the prime rate as published in the Wall Street Journal plus a margin based on the Company’s liquidity that ranges between 0.75% and 1.25%. The Company is charged an unused line fee under this arrangement at a rate based on its liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term.  Available credit was $15.7 million as of December 31, 2017.

In December 2016, we entered into a cancellable lease agreement to build additional office space on our headquarters campus.  In March 2018, our landlord extended certain terms of the agreement.  Under this agreement and extension, we may commence construction on or about April 1, 2019 for a target lease commencement date of July 1, 2020.  We can terminate the agreement prior to April 1, 2019 subject to reimbursing the lessor for reasonable pre-agreed out-of-pocket expenses. Annual rent obligation for the first year is $4.4 million and increases 2% each subsequent year during the 15-year lease term.  We can renew the lease for five, one-year terms. The aggregate minimum lease payments are approximately $75.8 million and are not reflected in the contractual obligations table above.

  Off-Balance Sheet Arrangements

As of December 31, 2017, other than as disclosed in Note 15, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, or special purpose entities. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the revenue recognition requirements in the FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods and services. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

We will adopt the new standard effective January 1, 2018 using the full retrospective transition method and recast each prior reporting period presented.

The more significant impacts of the new standard to our consolidated financial statements are currently expected to be as follows:

•

We currently recognize revenue from certain professional services in the Carrier segment over time, which is the customer relationship period.  Under the new standard, revenue from certain of these services will be recognized over the contract term of the associated software services contract, including any extension periods representing a material right, or in some cases over the period of delivery of the professional fees, both of which are typically shorter than the customer relationship period.

•

We currently recognize insurance broker commission revenue over the policy period. Under the new standard, the revenue related to broker commissions will be recognized when the orders for the policies are received and transferred to the insurance carrier. As a result, software services revenue from these arrangements in the Employer segment will be recognized earlier under the new standard in comparison to the current guidance.

•

The new standard provides guidance on accounting for certain revenue-related costs, including when to capitalize costs associated with obtaining and fulfilling a contract. The majority of these costs are currently expensed as incurred. Under the new standard, Carrier segment assets recognized for the costs to obtain a contract, which includes sales commissions, will be amortized on a systematic basis that is consistent with the transfer of the services to which the assets relate, considering anticipated renewals when applicable.  Carrier segment assets recognized for costs to fulfill a contract, which include internal costs related to implementing carrier products, will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, which is generally expected to be five years.  Costs to fulfill contracts in the Employer segment will be expensed as incurred.

Our historical net cash flows provided by or used in operating, investing, and financing activities will not be impacted by adoption of the new revenue standard.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for us beginning January 1, 2019, but early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit agreement, which are subject to a variable interest rate. At December 31, 2017, we had borrowings under the agreement of $56.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.6 million increase in our annual interest expense on our outstanding borrowings at December 31, 2017. Any debt we incur in the future may also bear interest at variable rates.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2017 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B. Other Information.

On March 12, 2018, Shawn A. Jenkins informed the Company that he is resigning from the Board of Directors of the Company and from his position as Senior Advisor of Innovation of the Company, effective as of the close of business on April 1, 2018.  His resignation is not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, but was for personal reasons.

On March 13, 2018, the Board of Directors appointed Raymond A. August, the Company’s President and Chief Executive Officer, as a Class I director, effective April 1, 2018, to hold office until the Company’s 2020 Annual Meeting of Stockholders or until his successor has been duly elected and qualified.  There were no arrangements or understandings between Mr. August and any other person pursuant to which Mr. August was appointed as a director of the Board.  Other than his employment by the Company, there have been no transactions in which the Company has participated and in which Mr. August had a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2018 Annual Meeting of Stockholders currently scheduled to be held on June 1, 2018 which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the indicated information as of December 31, 2017 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2016 Employee Stock Purchase Plan	7,039	$25.65	134,792
Amended and Restated 2012 Stock Plan	2,115,657	$0.95	2,632,454
Amended and Restated 2000 Stock Option Plan	84,512	$4.85	-
Total	2,207,208	$1.18	2,767,246

Our equity compensation plans consist of the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan, Amended and Restated 2012 Stock Plan, and the Amended and Restated 2000 Stock Option Plan, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated August 29, 2013, by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2	Form of Second Amended and Restated Investors’ Rights Agreement, dated, 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.3	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015.	10-K	—	4.5	February 27, 2015

10.1	Form of Second Amended and Restated Voting Agreement, dated, 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.2	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.3	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.4	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.5	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.5.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.6	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.7	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.7.1	Employment Agreement, dated November 20, 2017, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	—	—	—	Filed herewith

10.8	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.9	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.10	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.10.1	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.13.1	December 14, 2016

10.11	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.11.1	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.14.1	December 14, 2016

10.12	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.+	S-1	333-190610	10.15	August 14, 2013

10.13	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.13.1	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.16.1	December 14, 2016

10.14	Benefitfocus, Inc. Amended and Restated 2012 Stock Plan.#	DEF 14A	—	—	April 25, 2014

10.15	Form of Independent Director Compensation Agreement.	8-K	—	10.21	June 23, 2014

10.16	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	10-K	—	10.20	February 27, 2015

10.17	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	10-K	—	10.21	February 27, 2015

10.18	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.18.1	First Amendment to Employment Agreement, dated November 20, 2017, by and between Benefitfocus.com, Inc. and Raymond A. August.#	—	—	—	Filed herewith

10.19	Senior Secured Credit Facility, dated as of February 20, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

10.19.1	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

10.19.2	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-K	—	10.23	February 25, 2016

10.19.3	Third Amendment Agreement, dated as of March 24, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.26	March 29, 2016

10.19.4	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	8-K	—	10.29	October 31, 2016

10.19.5	Fifth Amendment Agreement, dated as of December 12, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.32	December 14, 2016

10.19.6	Sixth Amendment Agreement, dated as of April 26, 2017, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	10-Q	—	10.20.6	April 28, 2017

10.20	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.21	Employment Agreement, dated April 26, 2016, by and between Benefitfocus.com, Inc. and Dennis B. Story.#	10-Q	—	10.26	May 5, 2016

10.22	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.#	DEF14A	—	—	April 22, 2016

10.23	Waiver to Credit Agreement, dated as of September 1, 2016, by and among the Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., the several banks and other financial institutions or entities party thereto and Silicon Valley Bank, as administration agent and collateral agent for the lenders.	8-K	—	10.28	September 1, 2016

10.24	Employment Agreement effective September 15, 2016, by and between Benefitfocus.com, Inc. and Jeffrey M. Laborde.#	10-Q	—	10.30	November 4, 2016

10.25	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.31	December 14, 2016

10.26	Employment Agreement, dated June 30, 2017, by and between Benefitfocus.com and Jonathon Dussault.#	10-Q	—	10.29	August 8, 2017

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

___________

#       Management contract or compensatory plan.

+       The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefitfocus, Inc.

Date: March 15, 2018	By:	/s/ Jonathon E. Dussault
Jonathon E. Dussault
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mason R. Holland, Jr.	Chairman of the Board of Directors	March 15, 2018
Mason R. Holland, Jr.

/s/ Raymond A. August	President and Chief Executive Officer (principal	March 15, 2018
Raymond A. August	executive officer)

/s/ Jonathon E. Dussault	Chief Financial Officer (principal financial and	March 15, 2018
Jonathon E. Dussault	accounting officer)

/s/ Douglas A. Dennerline	Director	March 15, 2018
Douglas A. Dennerline

/s/ Joseph P. DiSabato	Director	March 15, 2018
Joseph P. DiSabato

/s/ Shawn A. Jenkins	Director	March 15, 2018
Shawn A. Jenkins

/s/ A. Lanham Napier	Director	March 15, 2018
A. Lanham Napier

/s/ Francis J. Pelzer V	Director	March 15, 2018
Francis J. Pelzer V

/s/ Stephen M. Swad	Director	March 15, 2018
Stephen M. Swad

BENEFITFOCUS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Benefitfocus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Benefitfocus, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Raleigh, North Carolina

March 15, 2018

BENEFITFOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$55,335	$56,853
Marketable securities	–	2,007
Accounts receivable, net	30,156	28,340
Accounts receivable, related party, net	–	4,626
Prepaid expenses and other current assets	4,337	4,449
Total current assets	89,828	96,275
Property and equipment, net	72,681	80,518
Intangible assets, net	150	408
Goodwill	1,634	1,634
Other non-current assets	816	1,575
Total assets	$165,109	$180,410
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,260	$5,829
Accrued expenses	9,136	10,867
Accrued compensation and benefits	14,250	17,347
Deferred revenue, current portion	38,821	35,426
Revolving line of credit, current portion	24,000	20,000
Financing and capital lease obligations, current portion	3,423	2,604
Total current liabilities	93,890	92,073
Deferred revenue, net of current portion	19,898	40,412
Revolving line of credit, net of current portion	32,246	20,246
Financing and capital lease obligations, net of current portion	55,597	57,934
Other non-current liabilities	2,809	3,056
Total liabilities	204,440	213,721
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, par value $0.001, 50,000,000 shares authorized, 31,307,989 and 30,429,014 shares issued and outstanding at December 31, 2017 and 2016, respectively	31	30
Additional paid-in capital	355,301	335,059
Accumulated deficit	(394,663)	(368,400)
Total stockholders' deficit	(39,331)	(33,311)
Total liabilities and stockholders' deficit	$165,109	$180,410

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$256,735	$233,335	$185,143
Cost of revenue	124,156	120,681	102,851
Gross profit	132,579	112,654	82,292
Operating expenses:
Sales and marketing	69,280	55,488	58,589
Research and development	49,549	56,584	52,250
General and administrative	27,268	32,750	25,727
Total operating expenses	146,097	144,822	136,566
Loss from operations	(13,518)	(32,168)	(54,274)
Other income (expense):
Interest income	182	138	188
Interest expense on building lease financing obligations	(7,450)	(6,826)	(7,092)
Interest expense on other borrowings	(4,931)	(1,095)	(877)
Other expense	(140)	(90)	(4)
Total other expense, net	(12,339)	(7,873)	(7,785)
Loss before income taxes	(25,857)	(40,041)	(62,059)
Income tax expense	15	17	25
Net loss	$(25,872)	$(40,058)	$(62,084)
Comprehensive loss	$(25,872)	$(40,058)	$(62,084)
Net loss per common share:
Basic and diluted	$(0.83)	$(1.35)	$(2.19)
Weighted-average common shares outstanding:
Basic and diluted	31,052,378	29,589,857	28,344,680

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2014	25,608,937	$26	$223,409	$(266,258)	$(42,823)
Exercise of stock options	656,043	–	4,229	–	4,229
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	111,826	–	(2,116)	–	(2,116)
Issuance of common stock for cashless exercise of warrant	2,817,526	3	74,328	–	74,331
Stock-based compensation expense	–	–	10,454	–	10,454
Net loss	–	–	–	(62,084)	(62,084)
Balance, December 31, 2015	29,194,332	$29	$310,304	$(328,342)	$(18,009)
Exercise of stock options	944,706	1	6,869	–	6,870
Issuance of common stock upon vesting of restricted stock units, net of shares surrendered for taxes	289,976	–	(202)	–	(202)
Stock-based compensation expense	–	–	18,088	–	18,088
Net loss	–	–	–	(40,058)	(40,058)
Balance, December 31, 2016	30,429,014	$30	$335,059	$(368,400)	$(33,311)
Cumulative effect adjustment from adoption of new accounting standard	–	–	391	(391)	–
Exercise of stock options	463,870	1	3,457	–	3,458
Issuance of common stock upon vesting of restricted stock units	406,936	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	8,169	–	257	–	257
Stock-based compensation expense	–	–	16,137	–	16,137
Net loss	–	–	–	(25,872)	(25,872)
Balance, December 31, 2017	31,307,989	$31	$355,301	$(394,663)	$(39,331)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(25,872)	$(40,058)	$(62,084)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	15,906	13,073	11,664
Stock-based compensation expense	16,137	18,088	10,454
Interest accrual on financing obligations	7,500	6,827	7,092
Provision for doubtful accounts	75	667	22
Loss on disposal or impairment of property and equipment	157	141	18
Changes in operating assets and liabilities:
Accounts receivable, net	2,735	(3,936)	(7,800)
Accrued interest on short-term investments	7	220	205
Prepaid expenses and other current assets	112	1,626	(1,328)
Other non-current assets	759	339	1,380
Accounts payable	(1,372)	(1,849)	3,418
Accrued expenses	(1,617)	990	2,961
Accrued compensation and benefits	(3,097)	(3,337)	3,310
Deferred revenue	(17,119)	(17,690)	(1,189)
Other non-current liabilities	(248)	2,073	332
Net cash and cash equivalents used in operating activities	(5,937)	(22,826)	(31,545)
Cash flows from investing activities
Purchases of short-term investments held to maturity	–	(2,004)	(68,185)
Proceeds from short-term investments held to maturity	2,000	40,225	32,667
Purchases of property and equipment	(8,279)	(12,705)	(14,727)
Net cash and cash equivalents (used in) provided by investing activities	(6,279)	25,516	(50,245)
Cash flows from financing activities
Draws on revolving line of credit	105,000	84,000	57,492
Payments on revolving line of credit	(89,000)	(74,000)	(44,903)
Proceeds from exercises of stock options and ESPP	3,715	6,870	4,229
Proceeds from issuance of common stock and warrant, net of issuance costs	–	–	74,538
Payments of deferred financing costs and debt issuance costs	–	(379)	(566)
Remittance of taxes upon vesting of restricted stock units	–	(202)	(2,116)
Payments on financing and capital lease obligations	(9,017)	(10,200)	(9,884)
Net cash and cash equivalents provided by financing activities	10,698	6,089	78,790
Net (decrease) increase in cash and cash equivalents	(1,518)	8,779	(3,000)
Cash and cash equivalents, beginning of year	56,853	48,074	51,074
Cash and cash equivalents, end of year	$55,335	$56,853	$48,074

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$389	$699	$1,489
Property and equipment purchased with financing and capital lease obligations	$-	$28,032	$914
Post contract support purchased with financing obligations	$-	$1,048	$272
Allocation of proceeds to deferred revenue from issuance of common stock based on relative selling price	$-	$-	$207
Supplemental disclosure of cash flow information
Income taxes paid	$14	$7	$18
Interest paid	$10,911	$6,655	$6,525

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

Certain of the Company’s other professional services, including implementation services related to the Carrier segment, are not sold separately from the software services and there is no alternative use for them. As such, the Company has determined that those professional services do not have standalone value. Accordingly, software services and professional services are combined and recognized as a single unit of accounting. The Company generally recognizes software services fees monthly based on the number of employees covered by the relevant benefits plans at contracted rates for a specified period of time, once the criteria for revenue recognition described above have been satisfied. With the exception of Benefitfocus Marketplace implementation services discussed above, the Company defers recognition of revenue for fees from professional services that do not have standalone value and begins recognizing such revenue once the services are delivered and the related software services have commenced, ratably over the longer of the contract term or the estimated expected life of the customer relationship. Costs incurred by the Company in connection with providing such professional services are charged to expense as incurred and are included in “Cost of revenue.”

Cost of Revenue

Cost of revenue primarily consists of employee compensation, professional services, data center co-location costs, networking expenses, depreciation expense for computer equipment directly associated with generating revenue, amortization expense for capitalized software development costs, and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as facilities and security costs, additional depreciation and amortization expense, and employee benefit costs, to cost of revenue based on headcount.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable were unsecured and were derived from revenue earned from customers located in the United States. Accounts receivable from one customer represented approximately 12% and 14% of the total accounts receivable at December 31, 2017 and 2016, respectively, and approximately 12% and 11% of total revenue for the year ended December 31, 2017 and 2016, respectively.  The revenue is attributable to the Company’s Employer segment. Another customer represented approximately 13% of the total accounts receivable at December 31, 2016.

No customer represented more than 10% of total revenue for the year ended December 31, 2015.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and estimated returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $654 and $691 as of December 31, 2017 and 2016, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, delivery issues or delays, and past due customer billings. The allowance for returns was $2,812 and $3,904 as of December 31, 2017 and 2016, respectively.

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

Identifiable Intangible Assets

Identifiable intangible assets with finite lives are recorded at their fair values at the date of acquisition and are amortized on a straight-line basis over their respective estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. As of December 31, 2017, the estimated remaining useful life used in computing amortization was 0.6 years.

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

The Company has identified two reporting units, Employer and Carrier. To determine the fair value of the Company’s reporting units, the Company has used a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. Significant judgments inherent in this analysis include the determination of an appropriate discount rate, estimated terminal value and the amount and timing of expected future cash flows. The Company may also determine fair value of its reporting units using a market approach by applying multiples of earnings of peer companies to its operating results.

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

Financing obligations also include liabilities for the purchase of software licenses.

Sales Commissions

Sales commissions are generally expensed when the sales contract is executed by the customer.

Advertising

The Company expenses advertising costs as they are incurred. Direct advertising costs for the years ended December 31, 2017, 2016, and 2015 were $168, $635 and $435, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Stock-Based Employee Compensation

Stock-based employee compensation is measured based on the grant-date fair value of the awards and recognized in the Consolidated Statements of Operations and Comprehensive Loss over the period during which the award holder is required to perform services in exchange for the award, which is the vesting period. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. Compensation expense related to performance-based restricted stock units, which are accounted for as equity awards, is recognized when it is probable that the performance measure will be met. Compensation costs related to restricted stock units (“RSUs”) is based on the market price on the grant date. The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Additionally, prior to January 1, 2017, the recognition of stock-based compensation expense required the estimation of the number of options and RSUs that will ultimately vest and the number of options and RSUs that will

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

ultimately be forfeited. Starting January 1, 2017, the Company recognizes the effect of forfeitures as they occur. The recognition of stock-based compensation expense associated with performance-based restricted stock units requires the estimation of the probability of achieving performance measures.

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

In addition to the compensation expense provisions previously discussed, ASU 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after January 1, 2017 and the impact of applying that guidance was not material to the consolidated financial statements for the year ended December 31, 2017.

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The Company has elected to apply that change in cash flow classification on a prospective basis. However, there is no impact to the statement of cash flows for the year ended December 31, 2017, as the Company did not have any cash flows related to excess tax benefits during that time. The remaining provisions of ASU 2016-09 did not have a material impact on the accompanying consolidated financial statements.

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock awards and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2017, 2016, and 2015 basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Simplifying the Test for Goodwill Impairment." It eliminates Step 2 from the goodwill impairment test and an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. This guidance is effective for annual and any interim impairment tests starting January 1, 2020. The Company does not expect this guidance to have any impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." It provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how they are classified in the statement of cash flows. This guidance is effective for interim and annual reporting periods starting January 1, 2018. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the revenue recognition requirements in the FASB Accounting Standards Codification. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods and services. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

The Company will adopt the new standard effective January 1, 2018 using the full retrospective transition method and recast each prior reporting period presented.

The more significant impacts of the new standard to the Company are currently expected to be as follows:

•

The Company currently recognizes revenue from certain professional services in the Carrier segment over time, which is the customer relationship period.  Under the new standard, revenue from certain of these services will be recognized over the contract term of the associated software services contract, including any extension periods representing a material right, or in some cases over the period of delivery of the professional fees, both of which are typically shorter than the customer relationship period.

•

The Company currently recognizes insurance broker commission revenue over the policy period. Under the new standard, the revenue related to broker commissions will be recognized when the orders for the policies are received and transferred to the insurance carrier. As a result, software services revenue from these arrangements in the Employer segment will be recognized earlier under the new standard in comparison to the current guidance.

•

The new standard provides guidance on accounting for certain revenue-related costs, including when to capitalize costs associated with obtaining and fulfilling a contract. The majority of these costs are currently expensed as incurred. Under the new standard, Carrier segment assets recognized for the costs to obtain a contract, which includes sales commissions, will be amortized on a systematic basis that is consistent with the transfer of the services to which the assets relate, considering anticipated renewals when applicable.  Carrier segment assets recognized for costs to fulfill a contract, which include internal costs related to implementing carrier products, will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, which is generally expected to be five years.  Costs to fulfill contracts in the Employer segment will be expensed as incurred.

The Company’s historical net cash flows provided by or used in operating, investing, and financing activities will not be impacted by adoption of the new revenue standard.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2017	2016	2015
Restricted stock units	1,937,014	1,467,811	1,017,450
Stock options	263,155	727,559	1,684,843
Warrant to purchase common stock	-	580,813	580,813
Employee Stock Purchase Plan	7,039	3,964	-
Total anti-dilutive common share equivalents	2,207,208	2,780,147	3,283,106

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(25,872)	$(40,058)	$(62,084)
Net loss attributable to common stockholders	$(25,872)	$(40,058)	$(62,084)
Denominator:
Weighted-average common shares outstanding, basic and diluted	31,052,378	29,589,857	28,344,680
Net loss per common share, basic and diluted	$(0.83)	$(1.35)	$(2.19)

4. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds, and are classified as held-to-maturity. Investments held in marketable securities had contractual maturities of less than one month as of December 31, 2016.  As of December 31, 2017, the Company did not have any marketable securities.  The following presents information about the Company’s marketable securities as of December 31:

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of December 31, 2017 and 2016.

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,730	$-	$-	$46,730
Total assets	$46,730	$-	$-	$46,730

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$51,285	$-	$-	$51,285
Total assets	$51,285	$-	$-	$51,285

(1)

Money market mutual funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

6. Property and Equipment

Property and equipment consists of the following as of December 31:

	2017	2016
Buildings, leased	$48,558	$48,558
Computers and related equipment	35,728	33,924
Purchased software and licenses	27,317	25,982
Developed software	30,624	26,142
Furniture and fixtures	6,669	6,668
Leasehold improvements	4,289	4,348
Other equipment	2,260	2,072
Vehicles	146	111
Construction in progress	-	319
Total property and equipment, at cost	155,591	148,124
Accumulated depreciation and amortization	(82,910)	(67,606)
Property and equipment, net	$72,681	$80,518

Depreciation and amortization expense on property and equipment was $15,648, $12,816 and $11,378, for the years ended December 31, 2017, 2016 and 2015, respectively. Property and equipment includes fixed assets acquired under capital lease agreements of $35,761 for both the years ended December 31, 2017 and 2016. Accumulated depreciation of assets under capital leases totaled $9,633 and $5,194 as of December 31, 2017 and 2016, respectively. Amortization of assets under capital leases is included in depreciation expense.

The Company capitalized software development costs of $4,482 and $5,242 for the years ended December 31, 2017 and 2016, respectively. Amortization of capitalized software development costs totaled $3,257, $2,857 and $2,587 during the years ended December 31, 2017, 2016 and 2015, respectively. The net book value of capitalized software development costs was $7,660 and $6,435 at December 31, 2017, and 2016, respectively.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

7. Goodwill and Intangible Assets

The Company’s goodwill balance of $1,634 is solely attributable to the Employer reporting unit. The gross carrying amount and accumulated impairment losses were $3,304 and $(1,670), respectively, for the beginning and ending balances in all periods presented. There were no changes in the carrying amount of goodwill in the years ended December 31, 2017 and 2016.
Information regarding the Company’s acquisition-related intangible assets is as follows:

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(240)	$-	-
Customer agreements	2,060	(1,910)	150	0.6
Non-compete agreements	126	(126)	-	-
Total	$2,426	$(2,276)	$150	0.6

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(240)	$-	-
Customer agreements	2,060	(1,652)	408	1.6
Non-compete agreements	126	(126)	-	-
Total	$2,426	$(2,018)	$408	1.6

Amortization expense of acquisition-related intangible assets for the years ended December 31, 2017, 2016 and 2015 was $258, $257 and $286, respectively.  As of December 31, 2017, expected amortization expense for the intangible assets for the remaining useful life was $150, to be incurred during 2018. There were no impairments of intangible assets during the years ended December 31, 2017, 2016 and 2015.

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

In April 2017, the Company further amended its Senior Revolver agreement.  The amendment altered definitions in the Credit Agreement, including Consolidated EBITDA and Liquidity, and changes the Minimum Liquidity and Minimum Consolidated EBITDA requirements. It also included consents by the lenders to certain administrative actions by the Company, including with respect to intellectual property and certain of its bank accounts. The amendment also modifies the definition of Excluded Assets in the Guarantee and Collateral Agreement, dated as of February 20, 2015, which was entered into in connection with the Senior Revolver.

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

During 2017, 2016 and 2015, the Company borrowed an aggregate of $105,000, $84,000 and $39,246, respectively, under the Senior Revolver for general operating purposes and repaid an aggregate of $89,000, $74,000 and $27,246, respectively.  As of December 31, 2017, the amount outstanding under the Senior Revolver was $56,246 and the amount available to borrow was $16,102. The amount outstanding, which represents principal and currently bears interest at 5.50%, is due February 2020. No other principal amounts are due in any other year.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

9. Commitments and Contingencies

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

Operating Lease Commitments

The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2018 and 2022. Some of the leases provide for renewal terms at the Company’s option. Certain future minimum lease payments due under these operating lease agreements contain free rent periods or escalating rent payment provisions. These leases generally do not contain purchase options. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.  Operating lease commitments include rent for land associated with the Company’s build-to-suit leases expiring through 2031.

In December 2016, the Company amended its three leases for buildings on its Charleston, South Carolina campus.  As a result, one lease, that was previously accounted for as an operating lease was classified as a capital lease at the end of 2016.

Rent expense totaled $1,605, $4,403 and $4,376 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments are as follows:

Operating Leases
Year Ending December 31,
2018	$1,400
2019	1,429
2020	1,135
2021	1,101
2022	824
Thereafter	8,335
Total minimum lease payments	$14,224

Financing and Capital Lease Obligations

The Company has entered into various purchase arrangements to obtain property and equipment for operations that are accounted for as capital leases. Certain purchase arrangements contain payments for licenses, which the Company records as financing obligations.  These arrangements have original terms ranging from 2 to 5 years with interest rates ranging from 0.5% to 10.0%. The leases are secured by the underlying leased property and equipment.

In December 2016, the Company amended a lease agreement for office space that had been previously accounted for as an operating lease. The amendment extended the term of the lease by 15 years from the amendment date.  This modification required the Company to evaluate the lease as if it were a new lease.  Upon evaluation, the lease was classified as a capital lease because the present value of the lease payments exceeded 90% of the fair value of the leased asset. Aggregate payments under this lease are $48,600, including executory costs of $5,938.  As of December 31, 2017, capital lease obligations include amounts under this lease of $20,571. Details of the lease extension are disclosed under “Contractual Commitments” below.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Financing obligations were $34,233 and $33,665, as of December 31, 2017 and 2016, respectively, and consist primarily of obligations for build-to-suit lease arrangements. The aggregate amount of future minimum payments for financing obligations was $110,367 at December 31, 2017 which includes aggregate payments of $108,659 related to build-to-suit arrangements. Details of the build-to-suit lease arrangements are disclosed in Note 15.

Financing obligations are allocated as follows:

	As of December 31,
	2017	2016
Buildings, build-to-suit	$32,652	$31,326
Software and support	1,581	2,339
Total financing obligations	$34,233	$33,665
Less: current portion	(1,283)	(757)
Financing obligations, net of current portion	$32,950	$32,908

Future minimum lease payments are as follows:

	Capital Leases	Financing Obligations
Year Ending December 31,
2018	$5,089	$7,759
2019	4,981	6,859
2020	3,216	6,747
2021	2,941	6,949
2022	3,029	7,158
Thereafter	31,697	74,895
Total minimum lease and financing obligation payments	50,953	$110,367
Less: executory costs	(5,542)
Less: imputed interest	(20,624)
Less: current portion	(2,140)
Capital lease obligations, net of current portion	$22,647

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

The waived carrying and termination fees in the amount of $1,223 is being amortized over the 15-year term of the extension as a reduction of interest and rent expense.

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

 The Company also has $6,570 of non-cancellable contractual commitments as of December 31, 2017 related to the purchase of software and maintenance. These commitments are not accrued in the consolidated balance sheet of the Company.

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

10. Stock-Based Compensation

Employee Stock-based Compensation Plan

The Company maintains the Amended and Restated Benefitfocus.com, Inc. 2000 Stock Option Plan (the “2000 Plan”) and the Benefitfocus.com, Inc. Amended and Restated 2012 Stock Plan, (the “2012 Plan”), pursuant to which the Company has reserved 4,832,623 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, non-statutory stock options, stock bonuses, stock purchase rights, stock appreciation rights, and restricted stock units and awards. No new awards can be issued under the 2000 Plan after the effective date of the 2012 Plan. Outstanding awards under the 2000 Plan continue to be subject to the terms and conditions of the 2000 Plan. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date, were added to the reserves of the 2012 Plan. As of December 31, 2017, the Company had 2,632,454 shares allocated to the 2012 Plan, but not yet issued.

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

The Company has issued two types of awards under these plans: stock options and restricted stock units. The following table sets forth the number of awards outstanding for each award type is as follows:

	Outstanding at December 31,
Award type	2017	2016	2015
Restricted stock units	1,937,014	1,467,811	1,017,450
Stock options	263,155	727,559	1,684,843

Compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31:

	2017	2016	2015
Cost of revenue	$2,508	$2,798	$1,950
Sales and marketing	4,953	3,213	2,861
Research and development	2,990	4,532	2,399
General and administrative	5,686	7,545	3,244
	$16,137	$18,088	$10,454

The total compensation cost related to non-vested awards not yet recognized as of December 31, 2017 was $31,608 and will be recognized over a weighted-average period of approximately 2.74 years.

Restricted Stock Units

During 2017, the Company granted restricted stock units under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments generally over 4 years from the grant date. The fair value of the stock at the time of grant is amortized based on a straight-line basis over the vesting period.

The summary of unvested restricted stock units is as follows:

	Restricted stock units	Weighted average grant date fair value
Unvested at December 31, 2016	1,467,811	$34.33
Granted	1,142,253	28.90
Forfeited	(266,114)	33.52
Vested	(406,936)	35.23
Unvested at December 31, 2017	1,937,014	$30.90

As of December 31, 2017, the number and intrinsic value of restricted stock units expected to vest was 1,471,818 and $39,739, respectively.  The aggregate fair value of restricted stock units vested during the year ended December 31, 2017, 2016 and 2015 was $12,137, $10,311 and $6,261, respectively.

Included in the grants of 2017 restricted stock units are performance restricted stock units for which vesting is contingent upon meeting various financial targets to support growth initiatives. The Company granted 448,974 performance restricted stock units to officers and certain employees with an aggregate grant-date fair value of $12,425. Vesting is contingent upon meeting various financial targets to support growth initiatives through December 31, 2017. The actual number of shares issued upon vesting could range from 0% to 100%. As of December 31, 2017, there were 652,223 performance restricted stock units outstanding with a weighted average grant-date fair value of $29.39 per unit, of which 187,026 units with a weighted average grant-date fair value of $31.61 per unit were expected to vest.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Stock Options

The following is a summary of the option activity for the year ended December 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2016	727,559	$8.09
Granted	-	-
Exercised	(463,870)	7.45
Forfeited or expired	(534)	4.77
Outstanding balance at December 31, 2017	263,155	$9.22	4.0	$4,680
Exercisable at December 31, 2017	263,155	$9.22	4.0	$4,680
Vested and expected to vest at December 31, 2017	263,155	$9.22	4.0	$4,680

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2017, 2016, and 2015 was $10,829, $21,117 and $18,873, respectively.

No stock options were granted during the years ended December 31, 2017, 2016 and 2015.

11. Stockholders’ Deficit

Preferred stock

The Company has 5,000,000 shares of preferred stock authorized all of which is undesignated.

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

The Company maintains the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan (“ESPP”) pursuant to which the Company has reserved 134,792 shares of its common stock for purchase by its employees who meet certain criteria. Under the ESPP, eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice yearly on or about January 1 and July 1 and exercisable on or about the succeeding June 30 and December 31, respectively, of each year. Shares are purchased at acquisition prices equal to 95% of the fair market value of the Company’s common stock at the purchase date. No participant may purchase more than $12 worth of the Company’s common stock in a six-month offering period. As of December 31, 2017, contributions to purchase 7,039 shares had been received but not yet issued.

At December 31, 2017, the Company had reserved a total of 4,967,415 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	263,155
Restricted stock units	1,937,014
Available for future issuance under stock award plans	2,632,454
Available for future issuance under ESPP	134,792
Total common shares reserved for future issuance	4,967,415

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

On February 24, 2015 and in conjunction with the amendment to the commercial contract described in Note 15, the Company entered into a Securities Purchase Agreement to sell shares of its common stock to Mercer, a customer of the Company. Pursuant to the agreement, on the same date, the Company sold 2,817,526 shares of its common stock to Mercer for $26.50 per share or an aggregate of $74,664. At the same time, the Company also issued Mercer a warrant to purchase up to an additional 580,813 shares of its common stock for $26.50 per share at any time during the 30-month term of the warrant. The agreement, among other things, includes certain standstill provisions and prevents Mercer from disposing of its shares of Company common stock until the earlier of December 31, 2017, the expiration or termination of the Mercer Exchange Software as a Service Agreement, as amended between the Company and Mercer Health & Benefits, LLC, the date on which Mercer and its affiliates own less than 75% of the shares it purchased pursuant to the Securities Purchase Agreement, and the date on which Mercer and its affiliates own less than 5% of the outstanding common stock of the Company. The Company received all of the proceeds from this sale of shares and is using the proceeds for working capital and other general corporate purposes.  On August 24, 2017, the warrant to purchase 580,813 shares of common stock expired unexercised.

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

12. Employee Benefit Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan after one day of service and upon attainment of age 21, and may elect to defer an amount or percentage of their annual compensation up to amounts prescribed by law. The Company makes discretionary matching contributions to employee plan accounts. During each of the years ended December 31, 2017, 2016 and 2015, the Company matched 50% of the employees’ contribution, with the match limited to 3% of qualifying compensation. Employee vesting in matching company contributions occurs at a rate of 20% per year after one year of service. During the years ended December 31, 2017, 2016, and 2015, employer matching contributions were $3,020, $2,649 and $2,570, respectively.

13. Income Taxes

The Company files income tax returns in the U.S. for federal and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years 2010 through 2016 as well as state income tax examinations for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax expense for the years ended December 31:

Current:	2017	2016	2015
Federal	$-	$-	$-
State and local	15	17	25
Total current expense	$15	$17	$25
Deferred:
Federal	$-	$-	$-
State and local	-	-	-
Total deferred taxes	$-	$-	$-

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows for the years ended December 31:

	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal benefit	6.8%	6.0%	6.0%
Change in state tax rates	0.8%	2.6%	1.7%
Change in federal tax rates	(145.2%)	0.0%	0.0%
Change in valuation allowance	98.7%	(46.4%)	(42.9%)
State tax credits	0.7%	4.1%	2.5%
Stock-based compensation	7.4%	(0.1%)	0.0%
Section 162(m)	(2.4%)	0.0%	0.0%
Other permanent items	(0.9%)	(0.2%)	(0.7%)
Deferred true-up	0.0%	0.0%	(0.6%)
Income tax provision effective rate	(0.1%)	0.0%	0.0%

The significant components of the Company’s deferred tax asset and liability were as follows as of December 31:

	2017	2016
Deferred tax assets relating to:
Net operating loss carryforwards	$69,452	$65,467
Deferred revenue	12,275	19,255
Commissions and incentive accrual	547	1,563
Deferred rent	471	733
State tax credits	7,866	6,348
Stock-based compensation	4,060	5,199
Compensation and other accruals	2,539	5,222
Property and equipment and intangible assets	551	-
Total gross deferred tax assets	97,761	103,787
Deferred tax liabilities
Property and equipment and intangible assets	$-	$(578)
Total gross deferred tax liabilities	-	(578)
Deferred tax assets less liabilities	97,761	103,209
Less: valuation allowance	(97,761)	(103,209)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2017 and 2016, the Company’s gross deferred tax was reduced by a valuation allowance of $97,761 and $103,209, respectively.

The valuation allowance decreased by $5,448 and increased by $17,894 during the years ended December 31, 2017 and 2016, respectively. The decrease in the valuation allowance in 2017 resulted primarily from the revaluation of the deferred tax assets and liabilities in connection with enactment of the Tax Cuts & Jobs Act (“Tax Reform”) on December 22, 2017. Among other things, the primary provision of Tax Reform impacting the Company is the reduction to the U.S. corporate income tax rate from 35% to 21%. The valuation allowance increase in 2016 resulted primarily from changes in the deferred tax assets related to the net operating loss carryforwards and deferred revenue.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118, which provides guidance on accounting for tax effects of Tax Reform when a company does not have all the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in Tax Reform and provides a measurement period for companies to complete its accounting.  As of December 31, 2017, the Company has completed its initial accounting for the income tax effects of Tax Reform except for the impact of state tax conformity of each change and further evaluation of

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

executive compensation. The Company is not able to determine a reasonable estimate for these items and continues to account for these items based on the tax laws that were in effect immediately before the enactment of Tax Reform. The Company expects to complete its analysis during 2018 as states make known their conformity with federal tax laws and additional transition guidance is provided related to executive compensation.

The Company adopted the provisions of ASU 2016-09 as of January 1, 2017, which requires recognition through opening accumulated deficit of any pre-adoption date net operating loss carryforwards from nonqualified stock options and other employee share-based payments, as well as recognition of all income tax effects from share-based payments arising on or after the date of adoption in income tax expense. As a result, the Company was required to recognize through opening accumulated deficit the tax impact of pre-adoption date net operating loss carryforwards with remaining carryforward periods of more than 10 years. Due to the Company’s existing valuation allowance on deferred tax assets, the amount recognized in opening accumulated deficit was $0. The corresponding deferred tax asset recorded upon adoption was $18,383. However, the Company has determined that a valuation allowance is required against this amount due to the fact that it is more likely than not that the net operating loss carryforwards will expire before use.  In addition, due to the valuation allowance, no windfall tax benefits were recognized in tax expense by the Company in the interim period of adoption as required by ASU 2016-09.

Net operating loss carryforwards for federal income tax purposes were approximately $253,946 and $183,528 at December 31, 2017 and 2016, respectively. State net operating loss carryforwards were $221,189 and $176,389 at December 31, 2017 and 2016, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2022 through 2036, if not utilized. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to historical and future ownership changes.

South Carolina jobs tax credit and headquarters tax credit carryovers of $10,322 and $10,055 were available at December 31, 2017 and 2016, respectively. Headquarters credits are expected to be used to offset future state income tax license fees. The credits expire in various amounts during 2020 through 2032.

The Company follows FASB ASC 740-10 for accounting for unrecognized tax benefits. As of December 31, 2017, the Company had gross unrecognized tax benefits of $437.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31:

	2017	2016	2015
Balance at beginning of year	$437	$437	$437
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions in prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Reductions for tax positions due to lapse of statute	-	-	-
Settlements	-	-	-
Balance at end of year	$437	$437	$437

At December 31, 2017 and 2016, none of the $437 liabilities for unrecognized tax benefits could impact the Company’s effective tax rate, if recognized. The Company does not expect the unrecognized tax benefits to change within the next twelve months.

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

	Year Ended December 31,
	2017	2016	2015
Revenue from external customers by segment:
Employer	$163,978	$140,522	$94,842
Carrier	92,757	92,813	90,301
Total net revenue from external customers	$256,735	$233,335	$185,143
Depreciation and amortization by segment:
Employer	$10,209	$7,950	$6,024
Carrier	5,697	5,123	5,640
Total depreciation and amortization	$15,906	$13,073	$11,664
Gross profit by segment
Employer	$68,735	$53,031	$33,655
Carrier	63,844	59,623	48,637
Total gross profit by segment	$132,579	$112,654	$82,292

Substantially all assets were held and all revenue was generated in the United States during the years ended December 31, 2017, 2016 and 2015.

15. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities with which two of the Company’s directors, significant stockholders, and executives are affiliated. The Company’s headquarters building lease and an additional building lease are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, was accounted for as an operating lease during 2016 and periods prior and as a capital lease in 2017 and after. The Company executed an amendment to each of the three lease agreements on December 12, 2016.  These amendments extended the term of the leases to December 31, 2031.  The leases contain options to renew the leases for five additional years. The arrangements provide for 3.0% fixed annual rent increases. In addition to extending the lease term, the amendment to the lease for the Company’s

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Customer Success Center, a 145,800 square foot building on its campus, which commenced January 1, 2015:

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

Payments related to these agreements were $10,328, $10,417, and $11,940 for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts due to the related parties were recorded as $901 and $854 in “Accrued Expenses” as of December 31, 2017 and 2016, respectively.

Related Party Travel Expenses

The Company utilizes the services of various companies that are owned and controlled by one of the Company’s significant stockholders and executives. Expenses related to these companies were $20, $80 and $127 for the years ended December 31, 2017, 2016 and 2015 respectively, and consist of project management and air travel related to the operations of the business. No amounts were due to the related parties as of December 31, 2017 and 2016.

Related Party Revenues

As disclosed in Note 11, the Company entered into a Stock Purchase Agreement with Mercer, a customer, on February 24, 2015. As a result of this transaction, Mercer became a related party by virtue

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

of beneficially owning more than 10% of the voting interest of the Company. At the same time, the Company entered into an amendment of its commercial contract with Mercer. The amendment to the commercial contract, among other things, expanded certain terms and conditions of the existing relationship between the Company and Mercer and its affiliates. On August 24, 2017, Mercer’s warrant to purchase common stock of the Company expired unexercised resulting in Mercer’s beneficial ownership of the Company falling below 10%. Accordingly, as of that date, the Company no longer considers Mercer a related party.  As of December 31, 2017, Mercer beneficially owned 9.0% of the Company’s outstanding common stock.  For the period January 1, 2017 to August 24, 2017, revenue from Mercer was $18,638.  For the years ended December 31, 2016 and 2015, revenue from Mercer was $26,720 and $13,552, respectively. Revenue from Mercer was reflected in “Revenues,” within the accompanying statements of operations. The amount due from Mercer was $4,626 as of December 31, 2016. The amount of deferred revenue associated with Mercer was and $7,683 as of December 31, 2016, and was reflected in the balances of deferred revenue in the consolidated balance sheets.

Related Party Revolving Line of Credit

As disclosed in Note 8, the Company amended its Senior Revolver at various times in 2016 and 2017. As part of the amendment in October 2016, Goldman Sachs Lending Partners, LLC was added to the lending syndicate. Goldman Sachs Lending Partners, LLC is an affiliate of The Goldman Sachs Group, Inc., as are the Goldman Sachs funds that owned approximately 19.9% of the Company’s outstanding common stock as of December 31, 2017.  Goldman Sachs Lending Partners, LLC committed $10,000 to the revolving commitment and participates in amounts borrowed under the credit facility at a rate of approximately 10.5%. Accordingly, approximately $5,906 of the $56,246 outstanding under the Senior Revolver as of December 31, 2017 was due to Goldman Sachs Lending Partners, LLC.

16. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended December 31, 2017 and 2016.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Consolidated Statements of Operations Data:
Revenue	$66,763	$62,453	$63,348	$64,171	$62,647	$58,022	$57,874	$54,792
Gross profit	33,503	31,986	34,520	32,570	30,125	28,910	28,124	25,495
Total operating expenses	37,285	35,601	35,996	37,215	35,189	35,434	37,215	36,984
Operating loss	(3,782)	(3,615)	(1,476)	(4,645)	(5,064)	(6,524)	(9,091)	(11,489)
Net loss	$(7,004)	$(6,674)	$(4,506)	$(7,688)	$(7,099)	$(8,603)	$(11,004)	$(13,352)
Net loss per common share (a)	$(0.22)	$(0.21)	$(0.14)	$(0.25)	$(0.24)	$(0.29)	$(0.37)	$(0.46)
Weighted-average common shares outstanding--basic and diluted	31,285,263	31,181,141	31,076,995	30,658,468	30,030,164	29,651,230	29,459,341	29,213,198

(a)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with per share amounts for the year.

The quarterly unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes appearing in this report. The operating results for any quarter do not necessarily indicate the results for any subsequent period or for the entire fiscal year.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

17. Subsequent Events

Stock-Based Compensation

During January 2018, the Company granted 54,040 restricted stock units to employees with an aggregate grant date fair value of $1,446. These restricted stock units generally vest in equal annual installments generally over 4 years from the grant date.  The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting.

During January and February 2018, stock option exercises and vesting of restricted stock units resulted in the issuance of 23,458 shares of common stock.

Revolving Line of Credit

In January 2018, the Company repaid $24,000 that was previously borrowed under the Senior Revolver.

Related Party Transaction

In March 2018, the Company’s landlord extended the time period to commence construction of additional office space under its December 12, 2016 lease.  Under the extension, the Company agrees to commence construction on or about April 1, 2019 and the target commencement date extends one year to July 1, 2020. The Company can terminate the lease prior to April 1, 2019.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged To Expense	Additions Charged Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2017	$4,595	$75	$5,343	$(6,547)	$3,466
Year Ended December 31, 2016	$2,585	$667	$5,004	$(3,661)	$4,595
Year Ended December 31, 2015	$1,663	$22	$7,646	$(6,746)	$2,585

	Balance at Beginning of Period	Additions Charged To Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Deferred tax asset valuation allowance:
Year Ended December 31, 2017	$103,209	$32,113	$(37,561)	$97,761
Year Ended December 31, 2016	$85,315	$17,894	$-	$103,209
Year Ended December 31, 2015	$58,850	$26,465	$-	$85,315
(1) Increase in valuation allowance is related to the generation of net operating losses and other deferred tax assets.
(2) Decrease in valuation on allowance is related to the change in the enacted tax rule.