Form 10-K/A
period 2017-12-31
Benefitfocus,Inc.
filed 2018-03-16
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Benefitfocus, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018 (the “Original Filing”), to correct an inadvertent error in the number of large employer customers served by the Company as of December 31, 2017 and the related compound annual growth rate.  The Original Filing stated that the number of large employer customers served by the Company as of December 31, 2017 was 915.  The correct number, 920, was publicly reported in the Company’s earnings press release dated March 14, 2018, as furnished to the SEC under cover of a Current Report on Form 8-K dated that date.

The following items in the Original Filing are being amended solely to correct the number of large employer customers served by the Company as of December 31, 2017 and the related compound annual growth rate:

•	Part I – Item 1. Business; and

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In accordance with applicable SEC rules, this Amendment No. 1 includes certifications from the Company’s President and Chief Executive Officer, and its Chief Financial Officer dated as of the date of this filing. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after March 15, 2018, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

Benefitfocus, Inc.

Form 10-K/A

(Amendment No. 1)

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

We serve two separate but related market segments. The employer market consists of employers offering benefits to their employees. Within this segment, we mainly target large employers with more than 1,000 employees, of which we believe there are over 18,000 in the United States. In our other market segment, we sell our solutions to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and insurance carrier markets gives us a strong position at the center of the benefits ecosystem. As of December 31, 2017, we served 920 large employer customers, an increase from 141 in 2010, and 54 carrier customers, an increase from 29 in 2010.

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

PART II

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

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141 as of December 31, 2010 to 920 as of December 31, 2017, a 30.7% compound annual growth rate. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, account services, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

	Year Ended December 31,
	2017	2016	2015
Number of customers:
Large employer	920	833	723
Carrier	54	53	54

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

Growth in software services revenue was primarily attributable to existing customers adding covered users to our offerings, or volume increases, and also to existing customers purchasing additional products as well as to the net addition of new customers, as the number of large employer and carrier customers increased to 974 as of December 31, 2017 from 886 as of December 31, 2016.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

The exhibits listed below are filed or incorporated by reference herein.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated August 29, 2013, by and among Benefitfocus.com, Inc., Benefitfocus, Inc., and Benefitfocus Mergeco, Inc.	S-1/A	333-190610	2.1	September 5, 2013

3.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2	Form of Second Amended and Restated Investors’ Rights Agreement, dated, 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.3	Warrant for the Purchase of Shares of Common Stock of Benefitfocus, Inc. issued February 24, 2015.	10-K	—	4.5	February 27, 2015

10.1	Form of Second Amended and Restated Voting Agreement, dated, 2013, by and among Benefitfocus, Inc., and certain stockholders named therein.	S-1/A	333-190610	10.2	September 5, 2013

10.2	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.3	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.4	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.5	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.5.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.6	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.7	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	S-1	333-190610	10.9	August 14, 2013

10.7.1	Employment Agreement, dated November 20, 2017, by and between Benefitfocus.com, Inc. and Shawn A. Jenkins.#	10-K	—	10.7.1	March 15, 2018

10.8	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.9	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.10	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.10.1	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.13.1	December 14, 2016

10.11	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.11.1	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.14.1	December 14, 2016

10.12	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.+	S-1	333-190610	10.15	August 14, 2013

10.13	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.13.1	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.16.1	December 14, 2016

10.14	Benefitfocus, Inc. Amended and Restated 2012 Stock Plan.#	DEF 14A	—	—	April 25, 2014

10.15	Form of Independent Director Compensation Agreement.	8-K	—	10.21	June 23, 2014

10.16	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	10-K	—	10.20	February 27, 2015

10.17	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	10-K	—	10.21	February 27, 2015

10.18	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.18.1	First Amendment to Employment Agreement, dated November 20, 2017, by and between Benefitfocus.com, Inc. and Raymond A. August.#	10-K	—	10.18.1	March 15, 2018

10.19	Senior Secured Credit Facility, dated as of February 20, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

10.19.1	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

10.19.2	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-K	—	10.23	February 25, 2016

10.19.3	Third Amendment Agreement, dated as of March 24, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.26	March 29, 2016

10.19.4	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	8-K	—	10.29	October 31, 2016

10.19.5	Fifth Amendment Agreement, dated as of December 12, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.32	December 14, 2016

10.19.6	Sixth Amendment Agreement, dated as of April 26, 2017, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	10-Q	—	10.20.6	April 28, 2017

10.20	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.21	Employment Agreement, dated April 26, 2016, by and between Benefitfocus.com, Inc. and Dennis B. Story.#	10-Q	—	10.26	May 5, 2016

10.22	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.#	DEF14A	—	—	April 22, 2016

10.23	Waiver to Credit Agreement, dated as of September 1, 2016, by and among the Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., the several banks and other financial institutions or entities party thereto and Silicon Valley Bank, as administration agent and collateral agent for the lenders.	8-K	—	10.28	September 1, 2016

10.24	Employment Agreement effective September 15, 2016, by and between Benefitfocus.com, Inc. and Jeffrey M. Laborde.#	10-Q	—	10.30	November 4, 2016

10.25	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.31	December 14, 2016

10.26	Employment Agreement, dated June 30, 2017, by and between Benefitfocus.com and Jonathon Dussault.#	10-Q	—	10.29	August 8, 2017

21.1	List of Subsidiaries of Registrant.	10-K	—	21.1	March 15, 2018

23.1	Consent of Ernst & Young LLP.	10-K	—	23.1	March 15, 2018

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	10-K	—	101.INS	March 15, 2018

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	—	101.SCH	March 15, 2018

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	—	101.CAL	March 15, 2018

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	—	101.DEF	March 15, 2018

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	—	101.LAB	March 15, 2018

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	—	101.PRE	March 15, 2018

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

Benefitfocus, Inc.

Date: March 16, 2018	By:	/s/ Jonathon E. Dussault
Jonathon E. Dussault
Chief Financial Officer