Form 10-Q
period 2018-03-31
Benefitfocus,Inc.
filed 2018-05-08
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018, there were approximately 31,762,092 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$54,785	$55,335
Accounts receivable, net	29,678	30,091
Contract, prepaid and other current assets	15,077	15,859
Total current assets	99,540	101,285
Property and equipment, net	71,233	72,681
Intangible assets, net	86	150
Goodwill	1,634	1,634
Deferred contract costs and other non-current assets	15,262	16,253
Total assets	$187,755	$192,003
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,557	$4,260
Accrued expenses	10,599	9,110
Accrued compensation and benefits	11,288	14,250
Deferred revenue, current portion	36,167	43,804
Revolving line of credit, current portion	24,000	24,000
Financing and capital lease obligations, current portion	3,716	3,423
Total current liabilities	91,327	98,847
Deferred revenue, net of current portion	16,733	11,223
Revolving line of credit, net of current portion	39,246	32,246
Financing and capital lease obligations, net of current portion	55,724	55,597
Other non-current liabilities	2,699	2,809
Total liabilities	205,729	200,722
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 31,339,469 and 31,307,989 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	31	31
Additional paid-in capital	357,043	352,496
Accumulated deficit	(375,048)	(361,246)
Total stockholders' deficit	(17,974)	(8,719)
Total liabilities and stockholders' deficit	$187,755	$192,003

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$62,363	$57,623
Cost of revenue	31,403	32,202
Gross profit	30,960	25,421
Operating expenses:
Sales and marketing	19,917	18,023
Research and development	12,023	12,181
General and administrative	9,693	7,757
Total operating expenses	41,633	37,961
Loss from operations	(10,673)	(12,540)
Other expense:
Interest income	58	27
Interest expense on building lease financing obligations	(1,866)	(1,860)
Interest expense on other borrowings	(1,317)	(1,062)
Other expense	–	(148)
Total other expense, net	(3,125)	(3,043)
Loss before income taxes	(13,798)	(15,583)
Income tax expense	4	–
Net loss	$(13,802)	$(15,583)
Comprehensive loss	$(13,802)	$(15,583)
Net loss per common share:
Basic and diluted	$(0.44)	$(0.51)
Weighted-average common shares outstanding:
Basic and diluted	31,333,348	30,658,468

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2017 (as previously reported)	31,307,989	$31	$355,301	$(394,663)	$(39,331)
Adoption of revenue recognition standard	–	–	(2,805)	33,417	30,612
Balance, December 31, 2017	31,307,989	31	$352,496	$(361,246)	$(8,719)
Exercise of stock options	9,250	–	42	—	42
Issuance of common stock upon vesting of restricted stock units	15,208	—	–	—	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	7,022	—	180	—	180
Stock-based compensation expense	—	—	4,325	—	4,325
Net loss	—	—	—	(13,802)	(13,802)
Balance, March 31, 2018	31,339,469	$31	$357,043	$(375,048)	$(17,974)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(13,802)	$(15,583)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,930	4,005
Stock-based compensation expense	4,325	4,388
Interest accrual on financing obligation	1,879	1,873
Loss on disposal or impairment of property and equipment	–	148
Provision for doubtful accounts	359	22
Changes in operating assets and liabilities:
Accounts receivable, net	54	5,654
Accrued interest on short-term investments	–	7
Contract, prepaid and other current assets	881	1,092
Deferred contract costs and other non-current assets	1,166	1,945
Accounts payable and accrued expenses	2,722	(1,039)
Accrued compensation and benefits	(2,962)	(6,593)
Deferred revenue	(2,127)	(3,110)
Other non-current liabilities	(108)	(222)
Net cash and cash equivalents used in operating activities	(3,683)	(7,413)
Cash flows from investing activities
Proceeds from maturity of short-term investments held to maturity	–	2,000
Purchases of property and equipment	(1,641)	(2,103)
Net cash and cash equivalents used in investing activities	(1,641)	(103)
Cash flows from financing activities
Draws on revolving line of credit	31,000	28,000
Payments on revolving line of credit	(24,000)	(20,000)
Proceeds from exercises of stock options and ESPP	222	2,454
Payments on financing and capital lease obligations	(2,448)	(2,120)
Net cash and cash equivalents provided by financing activities	4,774	8,334
Net (decrease) increase in cash and cash equivalents	(550)	818
Cash and cash equivalents, beginning of period	55,335	56,853
Cash and cash equivalents, end of period	$54,785	$57,671

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$452	$200
Property and equipment purchased with financing and capital lease obligations	$713	$—
Post contract support purchased with financing obligations	$275	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as amended.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include, allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, stock-based compensation, the determination of the useful lives of assets, the impairment assessment of goodwill as well as the estimates disclosed in association with revenue recognition. Determination of these transactions and account balances are based on the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

Revenue

The Company derives its revenues primarily from software services fees and professional services fees sold to employers and insurance carriers. Revenues are recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.  Taxes collected from customers relating to services and remitted to governmental authorities are excluded from revenues.

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, performance obligations are satisfied.

Software Services Revenues

Software services revenues primarily consist of monthly subscription fees paid to the Company by its employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Fees are generally charged based on the number of employees or subscribers with access to the solution. Software services revenue also includes insurance broker commissions from the sale of voluntary and ancillary benefits policies to employees of the Company’s customers.

Software services revenues are generally recognized on a ratable basis over the contract term beginning on the date the software services are made available to the customer. The Company’s software service contracts are generally three years for both carrier and employer customers. Revenue from insurance broker commissions is recognized when the orders for the policies are received and transferred to the insurance carrier.

Professional Services Revenues

Professional services revenues primarily consist of fees related to the implementation of software products purchased by customers.  Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services, support services and training are also included in professional services revenue.

Revenue from implementation services with customers in the Carrier segment are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right.

Revenues from implementation services with customers in the Employer segment are generally recognized as those services are performed.

Revenues from support and training fees are recognized over the service contract period.

Contracts with Multiple Performance Obligations

Certain of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are accounted for separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the software services sold, customer size and complexity, and the number and types of users within the contracts.

Practical Expedients Elected

In addition to practical expedients disclosed elsewhere in the notes to unaudited consolidated financial statements, the Company has elected to use the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component for contracts in which the period between transferring a service to a customer and when the customer pays for that service is one year or less.

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions.  Payments of sales commissions generally include multiple payments. The Company capitalizes only those payments made within an insignificant time from the contract inception, typically three months.  Subsequent payments are expensed as incurred. The capitalized costs are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years. The Company has elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The balance of deferred costs related to obtaining contracts included in deferred contract costs and other non-current assets was $7,097 and $7,376 as of March 31, 2018 and December 31, 2017, respectively.  Sales and marketing expense includes $1,102 and $1,162 of amortization for the three months ended March 31, 2018 and 2017, respectively.

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. The balance of deferred fulfillment costs included in deferred contract costs and other non-current assets was $7,191 and $8,060 as of March 31, 2018 and December 31, 2017, respectively. Cost of revenue expense includes $895 and $853 of amortization for the three months ended March 31, 2018 and 2017, respectively.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  Accounts receivable from one customer represented approximately 13% and 12% of the total accounts receivable as of March 31, 2018 and December 31, 2017, respectively. Revenue from one customer was approximately 12% and 11% of the total revenue in the three-month period ended March 31, 2018 and 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, if bad debts are higher than expected, future write-offs will be greater than the Company’s estimates. The allowance for doubtful accounts was $897 and $654 as of March 31, 2018 and December 31, 2017, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, complexity of billing arrangements, timing of software availability, and past due customer billings. The allowance for returns was $3,667 and $2,877 as of March 31, 2018 and December 31, 2017, respectively.

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

In the three months ended March 31, 2018 and 2017, the Company capitalized software development costs of $1,280 and $1,227, respectively, and amortized capitalized software development costs of $889 and $831, respectively. The net book value of capitalized software development costs was $8,052 and $7,660 at March 31, 2018 and December 31, 2017, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” applying the full retrospective transition method to all contracts that were not completed as of January 1, 2016, the initial date of application.

The adoption of Topic 606 significantly affected the accounting for revenue from certain professional services in the Carrier segment and insurance broker commission revenue included in software services revenue in the Employer segment.

Prior to the adoption of Topic 606, the Company recognized revenue from certain professional services in the Carrier segment over the customer relationship period.  Under Topic 606, revenue from certain of these services are recognized over the contract term of the associated software services contract, including any extension periods representing a material right which is typically shorter than the customer relationship period. The financial statement impact of this change is a reduction to the deferred revenue balance as of the date of adoption.

Also prior to the adoption of Topic 606, the Company recognized insurance broker commission revenue over the policy period. Under Topic 606, the revenue related to broker commissions is recognized when the orders for the policies are received and transferred to the insurance carrier. As a result, software services revenue from these arrangements in the Employer segment is recognized in the aggregate and earlier under Topic 606 in comparison to the previous treatment. The financial statement impact of this change is reductions to balances of deferred revenue and increases in contract asset balances reported in other non-current assets.

Additionally, prior to the adoption of Topic 606, the Company recognized revenue from implementation services fees that are paid in advance in the Employer segment either when the associated software services are made available to the customer or over the customer relationship period. Under the new standard, revenue from these fees are recognized as the services are provided on a percentage complete basis. The financial statement impact of this change is revenue from these fees being recognized sooner under the new standard.

In connection with the adoption of Topic 606, the Company is required to capitalize costs associated with obtaining and fulfilling a contract. Contract assets recognized for costs to obtain a contract consist primarily of sales commissions associated with obtaining contracts in the Carrier segment.  These assets are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years.  Contract assets recognized for costs to fulfill a contract consist primarily of internal costs related to implementing products in the Carrier segment.  These assets are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years.

The Company used the practical expedient for contracts that were completed by January 1, 2018, the initial date of application of Topic 606, which allows for the use of the transaction price at the date the contract was completed for contracts restated in comparative reporting periods, rather than estimating the variable consideration amount in each comparative reporting period.

The following tables show the amounts by which financial statement lines were affected by the adoption of Topic 606.

	As of December 31, 2017
Financial Statement Line Item	As previously reported	Adjustments	As adjusted
Consolidated Balance Sheet
Accounts receivable, net	$30,156	$(65)	$30,091
Contract, prepaid and other current assets	4,337	11,522	15,859
Deferred contract costs and other non-current assets	816	15,437	16,253
Accrued expenses	9,136	(26)	9,110
Deferred revenue, current portion	38,821	4,983	43,804
Deferred revenue, net of current portion	19,898	(8,675)	11,223
Additional paid-in capital	355,301	(2,805)	352,496
Accumulated deficit	(394,663)	33,417	(361,246)

	Three Months Ended March 31, 2017
Financial Statement Line Item	As previously reported	Adjustments	As adjusted
Consolidated Statement of Operations and Comprehensive Loss
Revenue	$64,171	$(6,548)	$57,623
Cost of revenue	31,601	601	32,202
Sales and marketing	17,277	746	18,023
Loss from operations	(4,645)	(7,895)	(12,540)
Net loss and comprehensive loss	(7,688)	(7,895)	(15,583)
Net loss per common share: Basic and diluted	$(0.25)	$(0.26)	$(0.51)

Cash provided by, or used in, operating, investing and financing activities were not affected by the adoption of Topic 606.

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

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2018	2017
Restricted stock units	1,730,065	1,597,423
Stock options	253,905	409,038
Warrant to purchase common stock	-	580,813
Employee Stock Purchase Plan	4,358	3,063
Total anti-dilutive common share equivalents	1,988,328	2,590,337

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(13,802)	$(15,583)
Net loss attributable to common stockholders	$(13,802)	$(15,583)
Denominator:
Weighted-average common shares outstanding, basic and diluted	31,333,348	30,658,468
Net loss per common share, basic and diluted	$(0.44)	$(0.51)

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

	March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$47,986	$—	$—	$47,986
Total assets	$47,986	$—	$—	$47,986

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,730	$—	$—	$46,730
Total assets	$46,730	$—	$—	$46,730

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Revolving Line of Credit

On March 29, 2018, the Company amended its revolving line of credit agreement. The amendment altered definitions in the revolving line of credit agreement, including Consolidated EBITDA and Recurring Revenue, and changes the Minimum Consolidated EBITDA requirements. The amendment was entered into to modify the above terms and requirements to account for the Company’s adoption of Topic 606.

As of March 31, 2018 and December 31, 2017, the amount outstanding under the Company’s revolving line of credit was $63,246 and $56,246, respectively. As of March 31, 2018, the additional amount available to borrow, adjusted by the borrowing base limit, was $12,343 and the interest rate was 5.75%.

In January 2018, the Company repaid $24,000 of the amount outstanding under its line of credit and borrowed $7,000 under its line of credit for general operating purposes.  In March 2018, the Company borrowed $24,000 under its line of credit for general operating purposes.

6. Stock-based Compensation

Restricted Stock Units

On January 1, 2018, the Company granted 54,040 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $1,456. These RSUs generally vest in equal annual installments over the 4 years from the grant date. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting.

On March 15, 2018, the Company granted 28,602 RSUs to employees with an aggregate grant date fair value of $674. The RSUs vest on April 1, 2018. The Company recognized the grant date fair value of the stock subject to the RSUs during March 2018.

On March 29, 2018 in connection with the Company’s incentive bonus programs, the Company granted 52,889 RSUs and 186,188 performance RSUs to officers with an aggregate grant date fair value of $1,290 and $4,543, respectively. The aggregate grant date fair value of the performance RSUs assuming target achievement was $3,233. Vesting of the performance RSUs is contingent upon meeting specific financial, revenue and sales related growth targets through December 31, 2018. The actual number of shares issued upon vesting of the performance restricted stock units could range from 0% to 100% of the number granted.  The awards will vest in equal annual installments over 4 years starting April 1, 2019, except for 25,112 performance RSUs, which will vest in the first quarter of 2019.

7. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At March 31, 2018, the Company had reserved a total of 4,938,616 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	253,905
Restricted stock units	1,730,065
Available for future issuance under stock award plans	2,824,195
Available for future issuance under ESPP	130,451
Total common shares reserved for future issuance	4,938,616

8. Revenue

Disaggregation of Revenue

The following table provides information about disaggregation of revenue by service line and includes a reconciliation of disaggregated revenue with reportable segments:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Employer	Carrier	Total	Employer	Carrier	Total
Service line:
Software services	$30,313	$17,857	$48,170	$29,026	$17,475	$46,501
Professional services	9,971	4,222	14,193	6,811	4,311	11,122
Total	$40,284	$22,079	$62,363	$35,837	$21,786	$57,623

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Three Months Ended March 31, 2018
Contract assets	$11,522	$9,329
Contract liabilities:
Deferred revenue	$55,027	$52,900

Three Months Ended March 31, 2017
Contract assets	$15,929	$13,447
Contract liabilities:
Deferred revenue	$56,949	$53,839

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.  Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the three months ended March 31, 2018 and 2017.

The following table shows the significant changes in contract asset balances:

	Three Months Ended March 31,
	2018	2017
Contact Assets:
Transferred to receivables from contract assets recognized at beginning of period	$4,865	$3,628
Revenue recognized from performance obligations satisfied but not billed	$2,757	$1,201

Performance Obligations

As of March 31, 2018, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $220,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, or amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

9. Income Taxes

The Company’s effective federal tax rate for the three months ended March 31, 2018 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

The Company has not completed its accounting for the income tax effects of the enactment of the Tax Cuts & Jobs Act (“Tax Reform”) on December 22, 2017 with respect to the impact of state tax conformity of each change and further evaluation of executive compensation. The Company is not able to determine a reasonable estimate for these items and continues to account for these items based on the tax laws that were in effect immediately before the enactment of Tax Reform.

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

	Three Months Ended March 31,
	2018	2017
Revenue from external customers by segment:
Employer	$40,284	$35,837
Carrier	22,079	21,786
Total net revenue from external customers	$62,363	$57,623
Depreciation and amortization by segment:
Employer	$2,518	$2,510
Carrier	1,412	1,495
Total depreciation and amortization	$3,930	$4,005
Gross profit by segment:
Employer	$17,618	$11,943
Carrier	13,342	13,478
Total gross profit	$30,960	$25,421

11. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities with which an executive and two of the Company’s directors and significant stockholders are affiliated. The Company’s headquarters building lease and an additional building lease are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, is accounted for as a capital lease. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $3,326 and $3,209 for the three months ended March 31, 2018 and 2017, respectively. Other amounts due to the related parties were $236 and $901 as of March 31, 2018 and December 31, 2017, respectively, and were recorded in “Accrued expenses.”

In March 2018, the Company’s landlord extended the time period to commence construction of additional office space under its December 12, 2016 lease.  Under the extension, the Company agrees to commence construction on or about April 1, 2019 and the target commencement date extends one year to July 1, 2020. The Company can terminate the lease prior to April 1, 2019.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by a Company director, significant stockholder, and executive. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $13 and $19 for the three months ended March 31, 2018 and 2017, respectively.  There were no amounts due to these companies as of March 31, 2018 or December 31, 2017.

Related Party Revolving Line of Credit

In conjunction with an amendment to the Company’s revolving line of credit agreement in October 2016, Goldman Sachs Lending Partners, LLC was added to the lending syndicate. Goldman Sachs Lending Partners, LLC is an affiliate of The Goldman Sachs Group, Inc., as are the Goldman Sachs funds that owned approximately 19.9% of the Company’s outstanding common stock as of March 31, 2018.  Goldman Sachs Lending Partners, LLC committed $10,000 to the revolving commitment and therefore loans the Company approximately 10.5% of all amounts borrowed under the credit facility. Accordingly, amounts due to Goldman Sachs Lending Partners, LLC was approximately $6,641 of the $63,246 outstanding under the revolving line of credit as of March 31, 2018 and $5,906 of the $56,246 outstanding under the revolving line of credit as of December 31, 2017.

12. Subsequent Events

Restricted Stock Units

On April 1, 2018, the Company granted 266,713 RSUs and 622,779 performance RSUs with an aggregate grant date fair value of $6,214 and $14,511, respectively. The aggregate grant date fair value of the performance RSUs assuming target achievement was $10,114. The RSUs generally vest in equal annual installments of over four years from the grant date. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2018, and vesting will then occur in equal annual installments over various periods ranging from one to four years.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The weighted average vesting period was 3.7 years as of the grant date.

Common Stock

During April 2018, employees exercised stock options and RSUs vested resulting in the issuance of 467,926 shares.

Revolving Line of Credit

In April 2018, the Company repaid $24,000 under its revolving line of credit.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

Overview

Benefitfocus provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers, and brokers. The Benefitfocus Platform simplifies how organizations and individuals shop for, enroll in, manage, and exchange benefits. Our employer and insurance carrier customers rely on our platform to manage, scale, and exchange data. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and voluntary benefits offerings such as income protection, digital health, and financial wellness. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform has grown.

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

We sell the Benefitfocus Platform on a subscription basis, typically through multi-year contracts with employer and insurance carrier customers, with subscription fees paid monthly, quarterly, and annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 77% and 81% of our total revenue during the three-month periods ended March 31, 2018 and 2017, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to six months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 23% and 19% of our total revenue during the three-month periods ended March 31, 2018 and 2017, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141, as of December 31, 2010, to 948 as of March 31, 2018, a 31.3% compound annual growth rate. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, account services, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

We believe that there is a substantial market for our services, and we have been investing in growth over the past six years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had a history of operating losses, and expect our operating losses to continue for at least the next year. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and the subscription nature of our financial model, we believe that our current investment in growth should lead to substantially increased revenue, which will allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

	As of March 31,
	2018	2017
Number of customers:
Large employer	948	853
Carrier	55	53

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

For the three-month periods ended March 31, 2018 and 2017, our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expenses, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets and costs not core to our business. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

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

	Three Months Ended March 31,
	2018	2017
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(13,802)	$(15,583)
Depreciation	2,977	3,110
Amortization of software development costs	889	831
Amortization of acquired intangible assets	64	64
Interest income	(58)	(27)
Interest expense on building lease financing obligations	1,866	1,860
Interest expense on other borrowings	1,317	1,062
Income tax expense	4	-
Stock-based compensation expense	4,325	4,388
Costs not core to our business	1,371	-
Total net adjustments	12,755	11,288
Adjusted EBITDA	$(1,047)	$(4,295)

Components of Operating Results

Revenue

We derive the majority of our revenue from software services fees, which consist primarily of monthly subscription fees paid to us by our employer and carrier customers for access to, and usage of, our cloud-based benefits software solutions for a specified contract term. We also derive revenue from professional services fees, which primarily include fees related to the implementation of our customers onto our platform. Our professional services typically include discovery, configuration and deployment, integration, testing, support and training.

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Software services	$48,170	$46,501
Professional services	14,193	11,122
Total revenue	$62,363	$57,623

Revenues are recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.  Taxes collected from customers relating to services and remitted to governmental authorities are excluded from revenues.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;

•Identification of the performance obligations in the contract;

•Determination of the transaction price;

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, performance obligations are satisfied.

Software Services Revenues

Software services revenues primarily consist of monthly subscription fees paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Fees are generally charged based on the number of employees or subscribers with access to the solution. Software services revenue also includes insurance broker commissions from the sale of voluntary and ancillary benefits policies to employees of our customers.

Software services revenues are generally recognized on a ratable basis over the contract term beginning on the date the software services are made available to the customer. Our software service contracts are generally three years for both carrier and employer customers. Revenue from insurance broker commissions is recognized when the orders for the policies are received and transferred to the insurance carrier.

Professional Services Revenues

Professional services revenues primarily consist of fees related to the implementation of software products purchased by customers.  Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services, support services and training are also included in professional services revenue.

Revenue from implementation services with customers in the Carrier segment are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right.

Revenues from implementation services with customers in the Employer segment are generally recognized as those services are performed.

Revenues from support and training fees are recognized over the service contract period.

Contracts with Multiple Performance Obligations

Certain of our contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are accounted for separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the software services sold, customer size and complexity, and the number and types of users within the contracts.

Reclassifications

In conjunction with the adoption of the new revenue recognition accounting standard, we reclassified revenue and associated cost of revenue from support and video services from software services to professional services. This reclassification is reflected in all periods presented.

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

We expense cost of revenue associated with fulfilling performance obligations as we incur the costs. Costs that relate directly to a customer contract that are not related to satisfying a performance obligation are capitalized and amortized to cost of revenue expense over the estimate period of benefit of the contract asset, which is generally five years.

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

Sales and marketing expense.    Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. Costs to obtain a contract that are incremental, such as sales commissions, are capitalized and amortized to expense over the estimated period of benefit of the asset, which is generally four to five years. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One

Place, which we have held annually. We expect our sales and marketing expense to increase, in absolute dollars, in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three months ended March 31, 2018 and 2017.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$62,363	$57,623
Cost of revenue(1)	31,403	32,202
Gross profit	30,960	25,421
Operating expenses:
Sales and marketing(1)	19,917	18,023
Research and development(1)	12,023	12,181
General and administrative(1)	9,693	7,757
Total operating expenses	41,633	37,961
Loss from operations	(10,673)	(12,540)
Other expense:
Interest income	58	27
Interest expense on building lease financing obligations	(1,866)	(1,860)
Interest expense on other borrowings	(1,317)	(1,062)
Other expense	–	(148)
Total other expense, net	(3,125)	(3,043)
Loss before income taxes	(13,798)	(15,583)
Income tax expense	4	–
Net loss	$(13,802)	$(15,583)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2018	2017
Cost of revenue	$711	$661
Sales and marketing	954	1,332
Research and development	768	719
General and administrative	1,892	1,676

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	50.4	55.9
Gross profit	49.6	44.1
Operating expenses:
Sales and marketing	31.9	31.3
Research and development	19.3	21.1
General and administrative	15.5	13.5
Total operating expenses	66.8	65.9
Loss from operations	(17.1)	(21.8)
Other expense:
Interest income	0.1	-
Interest expense on building lease financing obligations	(3.0)	(3.2)
Interest expense on other borrowings	(2.1)	(1.8)
Other expense	-	(0.3)
Total other expense, net	(5.0)	(5.3)
Loss before income taxes	(22.1)	(27.0)
Income tax expense	-	-
Net loss	(22.1)%	(27.0)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue from external customers by segment:
Employer	$40,284	$35,837
Carrier	22,079	21,786
Total net revenue from external customers	$62,363	$57,623
Gross profit by segment:
Employer	$17,618	$11,943
Carrier	13,342	13,478
Total gross profit	$30,960	$25,421

Comparison of Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$48,170	77.2%	$46,501	80.7%	$1,669	3.6%
Professional services	14,193	22.8	11,122	19.3	3,071	27.6
Total revenue	$62,363	100.0%	$57,623	100.0%	$4,740	8.2%

Growth in software services revenue in absolute terms was primarily attributable to an increase in new insurance broker commissions from enrollments in the first quarter partially offset by the impact of revenue from our ACA Reporting product that was recognized in the first quarter of 2017 when the services were completed, but recognized ratably in the same period in 2018 as a result of changes in service delivery.

The increase in professional services revenue was attributable to customer-specific consulting and enhancements, an increase support revenue from newly activated customers and a decrease in the sales returns allowance partially offset by decreases in carrier implementation revenue.

Segment Revenue

	Three Months Ended March 31,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$40,284	64.6%	$35,837	62.2%	$4,447	12.4%
Carrier	22,079	35.4	21,786	37.8	293	1.3
Total revenue	$62,363	100.0%	$57,623	100.0%	$4,740	8.2%

Growth in our employer revenue was primarily attributable to a $1.3 million increase in our employer software services revenue, driven by an increase in new insurance broker commissions from enrollments in the first quarter. Additionally, employer professional service revenue increased $3.2 million primarily from increases in implementation and support revenue and a decrease in the sales returns allowance.

The increase in carrier revenue in absolute terms was primarily attributable to volume increases in software services. In carrier professional services, increases in customer-specific consulting and enhancements were offset by a decrease in implementation revenue.

Cost of Revenue

	Three Months Ended March 31,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$31,403	50.4%	$32,202	55.9%	$(799)	(2.5)%

Cost of revenue decreased primarily because of increased salaries, and other personnel-related costs, which were more than offset by lower third party costs and other costs of revenue. Cost of revenue also decreased as a percentage of revenue as we continue to achieve economies of scale.

Gross Profit

	Three Months Ended March 31,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$32,145	66.7%	$29,670	63.8%	$2,475	8.3%
Professional services	(1,185)	(8.3)	(4,249)	(38.2)	3,064	(72.1)
Gross profit	$30,960	49.6%	$25,421	44.1%	$5,539	21.8%

The increase in software services gross profit was driven by a $1.7 million, or 3.6%, increase in software services revenue and a decrease of $0.8 million in software services cost of revenue as we continued to achieve economies of scale. Software services cost of revenue included $0.4 million of stock-based compensation expense for each of the three-month periods ended and $2.4 million of depreciation and amortization for each of the three month-periods ended March 31, 2018 and 2017, respectively.

The decrease in professional services gross loss was driven by an increase in professional services revenue of $3.1 million, or 27.6%. Professional services cost of revenue remained unchanged and included $0.3 million of stock-based compensation expense for each of the three month-periods ended March 31, 2018 and 2017. In addition, professional services cost of revenue included $0.5 million and $0.6 million in depreciation and amortization for the three months ended March 31, 2018 and 2017, respectively.

Segment Gross Profit

	Three Months Ended March 31,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$17,618	43.7%	$11,943	33.3%	$5,675	47.5%
Carrier	13,342	60.4	13,478	61.9	(136)	(1.0)
Gross profit	$30,960	49.6%	$25,421	44.1%	$5,539	21.8%

The increase in employer gross profit was driven by a $4.4 million, or 12.4%, increase in employer revenue and a $1.2 million, or 5.1%, decrease in employer cost of revenue as we continued to achieve economies of scale.  The decrease in cost of revenue was primarily attributable to decreased professional fees. Our employer cost of revenue included $0.5 million of stock-based compensation expense for each of the three-month periods ended March 31, 2018 and 2017. In addition, our employer cost of revenue included $1.8 million of depreciation and amortization for each of the three month-periods ended March 31, 2018 and 2017.

The carrier gross profit was comprised of $0.3 million increase in carrier revenue and $0.4 million increase in carrier cost of revenue. Our carrier cost of revenue included $0.2 million of stock-based compensation expense for each of the three-month periods ended March 31, 2018 and 2017. In addition, carrier cost of revenue included $1.1 million and $1.2 in depreciation and amortization for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses

	Three Months Ended March 31,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$19,917	31.9%	$18,023	31.3%	$1,894	10.5%
Research and development	12,023	19.3	12,181	21.1	(158)	(1.3)
General and administrative	9,693	15.5	7,757	13.5	1,936	25.0

The increase in sales and marketing expense was primarily attributable to a $1.9 million increase in salaries and personnel-related costs due to hires of sales and marketing associates. This increase was partially offset by a decrease in stock-based compensation of $0.4 million. We experienced an increase of $0.6 million in travel-related costs that was offset by decreases in marketing events as the timing of our annual sales conference shifted from the first quarter in 2018 to the fourth quarter of 2017.

The slight decrease in research and development expense reflects continued cost efficiencies during 2018.

The increase in general and administrative expense included an increase in salary and personnel-related costs of $0.5 million, including an increase in stock-based compensation of $0.2 million. The remaining increase was primarily attributable to costs incurred in connection with implementing the new revenue standard.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2018 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, except for revenue recognition, which changed in connection with the adoption of Topic 606 and is described elsewhere in this report.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, our primary sources of liquidity were our cash and cash equivalents totaling $54.8 million, $29.7 million in accounts receivables, net of allowances, and an unused revolving line of credit of $31.8 million. Taking into account the borrowing base limit, the amount available to borrow under the revolving line of credit was $12.3 million as of March 31, 2018.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash (used in) provided by:
Operating activities	$(3,683)	$(7,413)
Investing activities	(1,641)	(103)
Financing activities	4,774	8,334

Operating Activities

For the three months ended March 31, 2018, our operating activities used $3.7 million of cash, as our net loss of $13.8 million and $0.4 million of cash provided by changes in working capital were offset by $10.5 million for non-cash adjustments. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.9 million, accrual of interest on financing obligations of $1.9 million, and non-cash stock compensation expense of $4.3 million. The cash provided by changes in working capital are primarily driven by decreases in contract and other current and non-currents assets and deferred costs and increases in accounts payable and accrued expenses which were offset by decreases in deferred revenue and accrued compensation and benefits as the result of timing of payments of accrued amounts.

For the three months ended March 31, 2017, our operating activities used $7.4 million of cash, as our net loss of $15.6 million and $2.3 million of cash used by changes in working capital were offset by $10.4 million for non-cash adjustments. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $4.0 million, accrual of interest on financing obligations of $1.9 million, and non-cash stock compensation expense of $4.4 million. The cash used in changes in working capital are primarily driven by decreases in deferred revenue and the timing of payments for accounts payable, accrued expenses and accrued compensation and benefits, partially offset by timing of decreases accounts receivable and decreases in contract and other current and non-currents assets and deferred contract costs.

Investing Activities

For the three months ended March 31, 2018 and 2017, net cash used in investing activities was $1.6 million and $2.1 million, respectively, for the purchase of property and equipment. Additionally, during the three months ended March 31, 2017, the maturity of short-term investments held to maturity provided $2.0 million as our portfolio matured.

Financing Activities

For the three months ended March 31, 2018, net cash provided by financing activities was $4.8 million, consisting primarily of net draws on the revolving line of credit of $7.0 million and $0.2 million from stock option exercises and employee stock purchase program. These were offset by payments of $2.4 million of financing and capital lease obligations.

For the three months ended March 31, 2017, net cash provided by financing activities was $8.3 million, consisting primarily of net draws on the revolving line of credit of $8.0 million and $2.5 million from stock option exercises. These were offset by payments of $2.1 million of financing and capital lease obligations.

Commitments

 On March 29, 2018, we amended our revolving line of credit agreement. The amendment alters definitions in the revolving line of credit agreement, including Consolidated EBITDA and Recurring revenue, and changes the Minimum Consolidated EBITDA requirements. The amendment was entered into to modify the above terms and requirements to account for the Company’s adoption Topic 606 for changes in revenue recognition.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At March 31, 2018, we had borrowings under the revolving line of credit of $63.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.6 million change in our annual interest expense on our outstanding borrowings at March 31, 2018. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2018 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2018.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of Topic 606.  There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had a history of net losses, including a net loss of $50.3 million for the year ended December 31, 2017 and net losses of $13.8 million and $15.6 million for the three months ended March 31, 2018 and 2017, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

As a SaaS company, under Topic 606, we recognize our subscription revenue monthly for the term of our contracts and therefore a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services might not be reflected in full in our results of operations until future periods.

Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers has to be recognized over the applicable term of the contracts or the estimated expected life of the customer relationship period.

Changes in, or interpretations of, existing accounting principles, including regarding revenue recognition and accounting for leases, and their implementation could have an adverse impact on our reported financial results.

We prepare our financial statements in accordance with GAAP. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions.  For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update on revenue recognition, which supersedes nearly all existing revenue recognition guidance under GAAP.  The new standard was effective for us beginning January 1, 2018. The adoption of the new revenue recognition guidance decreased our revenue and increased our net loss in 2017 compared to the previous guidance. The effects of the new accounting standard are described in Note 2 to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which will be effective beginning January 1, 2019 with early adoption permitted, also introduces new disclosure requirements for leasing arrangements. We are currently evaluating the impact of this update on the consolidated financial statements, which could be material, given our related party leases. Implementation of these new standards, and any future accounting pronouncements, implementation guidelines, or interpretations, could have an adverse impact on our reported financial results, require that we make significant changes to our systems, processes and controls, or the way we conduct our business. In addition, we are expending considerable effort and resources preparing for and implementing of both these accounting updates, which in and of itself could have negative impact on our results of operations.

We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example: in 2017, we hired a new Chief Financial Officer and an Executive Vice President of Global Sales; effective January 1, 2018, our Chief Executive Officer became Senior Advisor for Innovation, but remained on our Board of Directors and our Chief Operating Officer became our Chief Executive Officer; and, in March 2018, our Senior Advisor for Innovation resigned from employment and our Board, effective April 1, 2018, for personal reasons.  The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

Our ten largest customers by revenue accounted for approximately 42% of our consolidated revenue in 2017 and 2016, respectively. Our largest customer by revenue accounted for approximately 11% and 12% of our revenue in each of 2017 and 2016, respectively. In addition, one customer represented 12% and 14% of our accounts receivable at December 31, 2017 and 2016, respectively and another represented 13% at December 31, 2016.  If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenues, reputation, and our ability to obtain new customers could be materially and adversely affected.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Mercer LLC, or Mercer, and its affiliates, SAP SE, and others such as technology and content providers, third-party system integrators and referral sources, including brokers. Identifying partners, negotiating and documenting relationships with them, and developing referral sources requires significant time and resources. Our expanded relationship with and February 2015 sale of stock to Mercer increases our reliance on it and related risks, including Mercer’s competitors being less likely to do business with us. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

•False or Fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of claims for reimbursement from the government. In some cases, these laws also forbid abuse of existing systems for such submission and payment. In addition, federal and state laws prohibit kickbacks in association with the provision of healthcare services. Many of these state laws pertain to all payors, not just items or services paid for by the federal government. Although our business operations are generally not subject to these laws and regulations, any contract we have with a government entity requires us to comply with these laws and regulations. Any failure of our services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our services, and could force us to expend significant capital, research and development, and other resources to address the failure. Any determination by a court or regulatory agency that our services with government clients violate these laws and regulations could subject us to civil or criminal penalties, invalidate all or portions of some of our government client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving not only government clients but also all clients doing business with government payers, and have an adverse effect on our business.

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

Violations of HIPAA might result in civil fines of up to $55,910 per violation and a maximum civil penalty of $1,677,299 in a calendar year for violations of the same requirement, as well as criminal penalties. State attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. Moreover, the U.S. Department of Health and Human Services’ Office for Civil Rights (“OCR”) operates a formal HIPAA audit program. The audits are intended to assess compliance with HIPAA by both Covered Entities and Business Associates and are conducted by OCR with assistance from third-party vendors. Issues identified during the audits may result in agency-imposed corrective action plans or civil monetary penalties.

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

The Goldman Sachs Group, affiliates of which owned approximately 19.9% of the voting and economic interest in our business at March 31, 2018, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we are deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our IPO in September 2013 through March 31, 2018, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of March 31, 2018, we had an aggregate of 31,339,469 shares of common stock outstanding. As of March 31, 2018, there also were outstanding options and restricted stock units to purchase 1,988,328 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. On November 12, 2013, June 7, 2016 and June 9, 2017, we also registered an aggregate of 9,099,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of March 31, 2018, our directors, executive officers, and their affiliated entities beneficially owned approximately 38.0% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 19.9%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Senior Advisor for Innovation and a director until April 1, 2018, entered into a voting agreement for the election of directors. As of March 31, 2018, these stockholders collectively beneficially owned approximately 37.2% of our common stock. Pursuant to the voting agreement, the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors, if requested. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Item 6.  EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.19.7	Seventh Amendment Agreement, dated as of March 29, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for the lenders.+	8-K	__	10.19.7	April 2, 2018

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	XBRL Instance Document.	__	__	__	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

_____

+ Confidential treatment requested with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2018

Benefitfocus, Inc.

By:	/s/ Jonathon E. Dussault
Jonathon E. Dussault
Chief Financial Officer
(Principal financial and accounting officer)