Form 10-Q
period 2018-06-30
Benefitfocus,Inc.
filed 2018-08-03
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, there were approximately 31,886,575 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53,292	$55,335
Accounts receivable, net	26,771	30,091
Contract, prepaid and other current assets	13,776	15,859
Total current assets	93,839	101,285
Property and equipment, net	71,382	72,681
Intangible assets, net	21	150
Goodwill	1,634	1,634
Deferred contract costs and other non-current assets	14,426	16,253
Total assets	$181,302	$192,003
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$845	$4,260
Accrued expenses	11,299	9,110
Accrued compensation and benefits	14,707	14,250
Deferred revenue, current portion	36,868	43,804
Revolving line of credit, current portion	28,000	24,000
Financing and capital lease obligations, current portion	4,395	3,423
Total current liabilities	96,114	98,847
Deferred revenue, net of current portion	14,100	11,223
Revolving line of credit, net of current portion	39,246	32,246
Financing and capital lease obligations, net of current portion	56,765	55,597
Other non-current liabilities	2,589	2,809
Total liabilities	208,814	200,722
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 31,825,997 and 31,307,989 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32	31
Additional paid-in capital	361,765	352,496
Accumulated deficit	(389,309)	(361,246)
Total stockholders' deficit	(27,512)	(8,719)
Total liabilities and stockholders' deficit	$181,302	$192,003

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$60,581	$55,089	$122,944	$112,712
Cost of revenue	30,721	29,696	62,124	61,898
Gross profit	29,860	25,393	60,820	50,814
Operating expenses:
Sales and marketing	18,400	17,863	38,317	35,886
Research and development	12,128	12,473	24,151	24,654
General and administrative	10,387	5,877	20,080	13,634
Total operating expenses	40,915	36,213	82,548	74,174
Loss from operations	(11,055)	(10,820)	(21,728)	(23,360)
Other expense:
Interest income	68	47	126	74
Interest expense on building lease financing obligations	(1,867)	(1,861)	(3,733)	(3,721)
Interest expense on other borrowings	(1,415)	(1,210)	(2,732)	(2,272)
Other income (expense)	13	(1)	13	(149)
Total other expense, net	(3,201)	(3,025)	(6,326)	(6,068)
Loss before income taxes	(14,256)	(13,845)	(28,054)	(29,428)
Income tax expense	5	5	9	5
Net loss	$(14,261)	$(13,850)	$(28,063)	$(29,433)
Comprehensive loss	$(14,261)	$(13,850)	$(28,063)	$(29,433)
Net loss per common share:
Basic and diluted	$(0.45)	$(0.45)	$(0.89)	$(0.95)
Weighted-average common shares outstanding:
Basic and diluted	31,806,972	31,076,995	31,571,468	30,868,888

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2017 (as previously reported)	31,307,989	$31	$355,301	$(394,663)	$(39,331)
Adoption of revenue recognition standard	–	–	(2,805)	33,417	30,612
Balance, December 31, 2017	31,307,989	31	$352,496	$(361,246)	$(8,719)
Exercise of stock options	13,828	–	90	—	90
Issuance of common stock upon vesting of restricted stock units	497,158	1	–	—	1
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	7,022	—	180	—	180
Stock-based compensation expense	—	—	8,999	—	8,999
Net loss	—	—	—	(28,063)	(28,063)
Balance, June 30, 2018	31,825,997	$32	$361,765	$(389,309)	$(27,512)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(28,063)	$(29,433)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	7,957	7,945
Stock-based compensation expense	8,999	7,250
Interest accrual on financing obligation	3,758	3,747
Loss on disposal or impairment of property and equipment	–	149
Provision for doubtful accounts	364	61
Changes in operating assets and liabilities:
Accounts receivable, net	2,956	5,112
Accrued interest on short-term investments	–	7
Contract, prepaid and other current assets	2,182	5,017
Deferred contract costs and other non-current assets	2,003	3,041
Accounts payable and accrued expenses	(1,110)	(3,197)
Accrued compensation and benefits	458	(2,669)
Deferred revenue	(4,059)	(2,959)
Other non-current liabilities	(218)	(467)
Net cash and cash equivalents used in operating activities	(4,773)	(6,396)
Cash flows from investing activities
Proceeds from maturity of short-term investments held to maturity	–	2,000
Purchases of property and equipment	(3,561)	(3,825)
Net cash and cash equivalents used in investing activities	(3,561)	(1,825)
Cash flows from financing activities
Draws on revolving line of credit	59,000	53,000
Payments on revolving line of credit	(48,000)	(41,000)
Proceeds from exercises of stock options and ESPP	270	3,161
Payments on financing and capital lease obligations	(4,979)	(4,398)
Net cash and cash equivalents provided by financing activities	6,291	10,763
Net (decrease) increase in cash and cash equivalents	(2,043)	2,542
Cash and cash equivalents, beginning of period	55,335	56,853
Cash and cash equivalents, end of period	$53,292	$59,395

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$272	$732
Property and equipment purchased with financing and capital lease obligations	$3,085	$—
Post contract support purchased with financing obligations	$275	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as amended.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, stock-based compensation, the determination of the useful lives of assets and the impairment assessment of goodwill as well as the estimates disclosed in association with revenue recognition. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

Revenue

The Company derives its revenues primarily from fees for software services and professional services sold to employers and insurance carriers. Revenues are recognized when control of these services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.  Taxes collected from customers relating to services and remitted to governmental authorities are excluded from revenues.

The Company determines revenue recognition through the following steps:

•	Identification of each contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, performance obligations are satisfied.

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

Software services revenues are generally recognized on a ratable basis over the contract term beginning on the date the software services are made available to the customer. The Company’s software service contracts are generally three years for both carrier and employer customers. Revenue from insurance broker commissions is recognized when the orders for the policies are received and transferred to the insurance carrier, and is reduced by estimates for risks from collectability, policy cancellation and termination.

Professional Services Revenues

Professional services revenues primarily consist of fees related to the implementation of software products purchased by customers.  Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services, support services and training are also included in professional services revenue.

Revenue from implementation services with customers in the Carrier segment are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right. The Company utilizes estimates of hours as a measure of progress to determine revenue in certain arrangements.

Revenues from implementation services with customers in the Employer segment are generally recognized as those services are performed.

Revenues from support and training fees are recognized over the service contract period.

Contracts with Multiple Performance Obligations

Certain of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are accounted for separately if they are distinct. The Company allocates the transaction price to the separate performance obligations based on their relative standalone selling prices. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the software services sold, customer size and complexity, and the number and types of users under the contracts.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions.  Payments of sales commissions generally include multiple payments. The Company capitalizes only those payments made within an insignificant time from the contract inception, typically three months or less.  Subsequent payments are expensed as incurred. The capitalized costs are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years. The Company has elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The balance of deferred costs related to obtaining contracts included in deferred contract costs and other non-current assets was $7,219 and $7,376 as of June 30, 2018 and December 31, 2017, respectively.  Sales and marketing expense includes $1,059 and $1,142 of amortization for the three months ended June 30, 2018 and 2017, respectively, and $2,161 and $2,304 for the six months ended June 30, 2018 and 2017, respectively.

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. The balance of deferred fulfillment costs included in deferred contract costs and other non-current assets was $6,380 and $8,060 as of June 30, 2018 and December 31, 2017, respectively. Cost of revenue expense includes $884 and $869 of amortization for the three months ended June 30, 2018 and 2017, respectively, and $1,779 and $1,722 for the six months ended June 30, 2018 and 2017, respectively.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  No customer represented more than 10% of total accounts receivable as of June 30, 2018. Accounts receivable from one customer represented approximately 12% of the total accounts receivable as of December 31, 2017. Revenue from one customer was approximately 16% and 12% of the total revenue in the three-month period ended June 30, 2018 and 2017, respectively, and 14% and 12% of the total revenue in the six-month period ended June 30, 2018 and 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. However, if bad debts are higher than expected, future write-offs will be greater than the Company’s estimates. The allowance for doubtful accounts was $902 and $654 as of June 30, 2018 and December 31, 2017, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as historical reasons for adjustments, changes in customer volume, complexity of billing arrangements, software availability, and past due customer billings. The allowance for returns was $3,608 and $2,877 as of June 30, 2018 and December 31, 2017, respectively.

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

In the three months ended June 30, 2018 and 2017, the Company capitalized software development costs of $1,319 and $1,102, respectively, and amortized capitalized software development costs of $964 and $794, respectively. In the six months ended June 30, 2018 and 2017, the Company capitalized software development costs of $2,599 and $2,329, respectively, and amortized capitalized software development costs of $1,853 and $1,625, respectively. The net book value of capitalized software development costs was $8,407 and $7,660 at June 30, 2018 and December 31, 2017, respectively.

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

Prior to the adoption of Topic 606, the Company recognized revenue from certain professional services in the Carrier segment over the customer relationship period.  Under Topic 606, revenue from certain of these services are recognized over the contract term of the associated software services contract, including any extension periods representing a material right, which can be shorter than the customer relationship period. The financial statement impact of this change is a reduction to the deferred revenue balance as of the date of adoption.

Also prior to the adoption of Topic 606, the Company recognized insurance broker commission revenue over the policy period. Under Topic 606, the revenue related to broker commissions is recognized when the performance obligation has been satisfied, which is when the orders for the policies are received and transferred to the insurance carrier. As a result, software services revenue from these arrangements in the Employer segment is recognized in the aggregate and earlier under Topic 606 in comparison to the previous treatment. The financial statement impact of this change is reductions to balances of deferred revenue and increases in contract asset balances reported in other non-current assets.

Additionally, prior to the adoption of Topic 606, the Company recognized revenue from implementation services fees that are paid in advance in the Employer segment either when the associated software services are made available to the customer or over the customer relationship period. Under the new standard, revenue from these fees are recognized as the services are provided on a percentage of completion basis. The financial statement impact of this change is revenue from these fees being recognized sooner under the new standard.

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

The Company used the practical expedient for contracts that were completed by January 1, 2018, the initial date of application of Topic 606, that allows for the use of the transaction price at the date the contract was completed for contracts restated in comparative reporting periods, rather than estimating the variable consideration amount in each comparative reporting period.

The following tables show the amounts by which financial statement lines were affected by the adoption of Topic 606.

	As of December 31, 2017
Financial Statement Line Item	As previously reported	Adjustments	As adjusted
Consolidated Balance Sheet:
Accounts receivable, net	$30,156	$(65)	$30,091
Contract, prepaid and other current assets	4,337	11,522	15,859
Deferred contract costs and other non-current assets	816	15,437	16,253
Accrued expenses	9,136	(26)	9,110
Deferred revenue, current portion	38,821	4,983	43,804
Deferred revenue, net of current portion	19,898	(8,675)	11,223
Additional paid-in capital	355,301	(2,805)	352,496
Accumulated deficit	(394,663)	33,417	(361,246)

	Three Months Ended June 30, 2017
Financial Statement Line Item	As previously reported	Adjustments	As adjusted
Consolidated Statement of Operations and Comprehensive Loss:
Revenue	$63,348	$(8,259)	$55,089
Cost of revenue	28,828	868	29,696
Sales and marketing	17,646	217	17,863
Loss from operations	(1,476)	(9,344)	(10,820)
Net loss and comprehensive loss	(4,506)	(9,344)	(13,850)
Net loss per common share: Basic and diluted	$(0.14)	$(0.30)	$(0.45)

	Six Months Ended June 30, 2017
Financial Statement Line Item	As previously reported	Adjustments	As adjusted
Consolidated Statement of Operations and Comprehensive Loss:
Revenue	$127,519	$(14,807)	$112,712
Cost of revenue	60,429	1,469	61,898
Sales and marketing	34,923	963	35,886
Loss from operations	(6,121)	(17,239)	(23,360)
Net loss and comprehensive loss	(12,194)	(17,239)	(29,433)
Net loss per common share: Basic and diluted	$(0.40)	$(0.56)	$(0.95)

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-

02 will be effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is continuing to evaluate the impact of this update on its consolidated financial statements.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2018	2017	2018	2017
Restricted stock units	2,087,753	1,808,890	2,087,753	1,808,890
Stock options	249,327	314,937	249,327	314,937
Warrant to purchase common stock	-	580,813	-	580,813
Employee Stock Purchase Plan	5,591	4,204	5,591	4,204
Total anti-dilutive common share equivalents	2,342,671	2,708,844	2,342,671	2,708,844

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(14,261)	$(13,850)	$(28,063)	$(29,433)
Net loss attributable to common stockholders	$(14,261)	$(13,850)	$(28,063)	$(29,433)
Denominator:
Weighted-average common shares outstanding, basic and diluted	31,806,972	31,076,995	31,571,468	30,868,888
Net loss per common share, basic and diluted	$(0.45)	$(0.45)	$(0.89)	$(0.95)

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

	June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$45,768	$—	$—	$45,768
Total assets	$45,768	$—	$—	$45,768

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,730	$—	$—	$46,730
Total assets	$46,730	$—	$—	$46,730

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

As of June 30, 2018 and December 31, 2017, the amount outstanding under the Company’s revolving line of credit was $67,246 and $56,246, respectively. As of June 30, 2018, the additional amount available to borrow, adjusted by the borrowing base limit, was $10,441 and the interest rate was 6.25%.

In January 2018, the Company repaid $24,000 of the amount outstanding under its line of credit and borrowed $7,000 under its line of credit for general operating purposes.  In March 2018, the Company borrowed $24,000 under its line of credit for general operating purposes.  In April 2018, the Company repaid $24,000 of the amount outstanding under its line of credit.  In June 2018, the Company borrowed $28,000 under its line of credit for general operating purposes.

6. Stock-based Compensation

Restricted Stock Units

During the six months ended June 30, 2018, the Company granted 500,606 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $12,939. These RSUs generally vest in equal annual installments over various periods ranging from less than 1 to 4 years from the grant date. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting.

During the six months ended June 30, 2018, in connection with the Company’s incentive bonus programs, the Company granted 808,967 performance RSUs to officers with an aggregate grant date fair value of $19,054. The aggregate grant date fair value of the performance RSUs assuming target achievement was $13,347. Vesting of the performance RSUs is contingent upon meeting specific financial, revenue and sales related growth targets through December 31, 2018. The actual number of shares issued upon vesting of the performance RSUs could range from 0% to 100% of the number granted.  If any targets are met, the awards will vest in equal annual installments over 4 years starting April 1, 2019, except for 25,112 performance RSUs, which will vest in the first quarter of 2019. The Company amortizes the grant date fair value of the awards that will vest over the vesting period on an accelerated basis.

7. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At June 30, 2018, the Company had reserved a total of 4,450,855 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	249,327
Restricted stock units	2,087,753
Available for future issuance under stock award plans	1,984,557
Available for future issuance under ESPP	129,218
Total common shares reserved for future issuance	4,450,855

8. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line and includes a reconciliation of disaggregated revenue with reportable segments:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Employer	Carrier	Total	Employer	Carrier	Total
Service line:
Software services	$30,663	$17,625	$48,288	$25,231	$17,333	$42,564
Professional services	8,735	3,558	12,293	8,498	4,027	12,525
Total	$39,398	$21,183	$60,581	$33,729	$21,360	$55,089

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Employer	Carrier	Total	Employer	Carrier	Total
Service line:
Software services	$60,976	$35,482	$96,458	$54,257	$34,808	$89,065
Professional services	18,706	7,780	26,486	15,309	8,338	23,647
Total	$79,682	$43,262	$122,944	$69,566	$43,146	$112,712

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Six Months Ended June 30, 2018
Contract assets	$11,522	$7,024
Contract liabilities:
Deferred revenue	$55,027	$50,968

Six Months Ended June 30, 2017
Contract assets	$15,929	$9,114
Contract liabilities:
Deferred revenue	$56,949	$53,990

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.  Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the three and six months ended June 30, 2018 and 2017.

The following tables show the significant changes in contract asset balances:

	Three Months Ended June 30,
Contract Assets	2018	2017
Transferred to receivables from contract assets	$4,301	$5,941
Revenue recognized from performance obligations satisfied but not billed	$2,086	$1,810
Other changes in carrier contract assets	$91	$203

	Six Months Ended June 30,
Contract Assets	2018	2017
Transferred to receivables from contract assets	$9,166	$9,569
Revenue recognized from performance obligations satisfied but not billed	$4,891	$3,177
Other changes in carrier contract assets	$222	$423

Performance Obligations

As of June 30, 2018, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $215,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

9. Income Taxes

The Company’s effective federal tax rate for the three and six months ended June 30, 2018 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

The Company has not completed its accounting for the income tax effects of the December 22, 2017 enactment of the Tax Cuts & Jobs Act (“Tax Reform”) with respect to the rolling impact of state tax conformity of each change. The Company is not able to determine a reasonable estimate for this item and therefore, in accordance with Staff Accounting Bulletin 118, continues to account for this item based on the tax laws that were in effect immediately before the enactment of Tax Reform.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue from external customers by segment:
Employer	$39,398	$33,729	$79,682	$69,566
Carrier	21,183	21,360	43,262	43,146
Total net revenue from external customers	$60,581	$55,089	$122,944	$112,712
Depreciation and amortization by segment:
Employer	$2,629	$2,461	$5,147	$4,971
Carrier	1,398	1,479	2,810	2,974
Total depreciation and amortization	$4,027	$3,940	$7,957	$7,945
Gross profit by segment:
Employer	$16,875	$11,667	$34,493	$23,610
Carrier	12,985	13,726	26,327	27,204
Total gross profit	$29,860	$25,393	$60,820	$50,814

11. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. Two of the Company’s headquarter campus building leases are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, is accounted for as a capital lease. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,425 and $2,355 for the three months ended June 30, 2018 and 2017, respectively, and $5,751 and $5,563 for the six months ended June 30, 2018 and 2017, respectively. Other amounts due to the related parties were $473 and $901 as of June 30, 2018 and December 31, 2017, respectively, and were recorded in “Accrued expenses.”

In March 2018, the Company’s landlord extended the time period to commence construction of additional office space under its December 12, 2016 lease.  Under the extension, the Company agrees to commence construction on or about April 1, 2019 and the target commencement date extends one year to July 1, 2020. The Company can terminate the lease prior to April 1, 2019.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $11 for the three months ended June 30, 2018, and $24 and $19 for the six months ended June 30, 2018 and 2017, respectively. There were no expenses related to these companies for the three months ended June 30, 2017.  There were no amounts due to these companies as of June 30, 2018 or December 31, 2017.

Related Party Revolving Line of Credit

In conjunction with an amendment to the Company’s revolving line of credit agreement in October 2016, Goldman Sachs Lending Partners, LLC was added to the lending syndicate. Goldman Sachs Lending Partners, LLC is an affiliate of The Goldman Sachs Group, Inc., as are the Goldman Sachs funds that owned approximately 11.8% of the Company’s outstanding common stock as of June 30, 2018.  Goldman Sachs Lending Partners, LLC committed $10,000 to the revolving commitment and therefore loans the Company approximately 10.5% of all amounts borrowed under the credit facility. Accordingly, amounts due to Goldman Sachs Lending Partners, LLC was approximately $7,061 of the $67,246 outstanding under the revolving line of credit as of June 30, 2018 and $5,906 of the $56,246 outstanding under the revolving line of credit as of December 31, 2017.

12. Subsequent Events

Restricted Stock Units

On July 1, 2018, the Company granted 160,036 RSUs and 47,269 performance RSUs with an aggregate grant date fair value of $5,441 and $1,607, respectively. The aggregate grant date fair value of the performance RSUs assuming target achievement was $1,124. The RSUs generally vest in equal annual installments of over four years from the grant date. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2018, and vesting will then occur in equal annual installments over various periods ranging from one to four years.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted.

Common Stock

During July and August 2018, employees exercised stock options and RSUs vested resulting in the issuance of 60,578 shares.

Revolving Line of Credit

In July 2018, the Company repaid $28,000 of the amount outstanding under its revolving line of credit and borrowed $3,000 under its revolving line of credit for general operating purposes. In August 2018, the Company repaid $3,000 of the amount outstanding under its revolving line of credit.

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

Overview

Benefitfocus provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers, and brokers. The Benefitfocus Platform simplifies how organizations and individuals shop for, enroll in, manage, and exchange benefits. Our employer and insurance carrier customers rely on our platform to manage, scale, and exchange data. Our web-based platform has a user-friendly interface designed to enable the insured consumers to access all of their benefits in one place. Our comprehensive solutions support core benefits plans, including healthcare, dental, life, and disability insurance, and an expanding list of voluntary benefits offerings such as financial services, identity protection, pharmacy, and digital health. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform has grown.

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

We sell the Benefitfocus Platform on a subscription basis, typically through multi-year contracts with employer and insurance carrier customers, with subscription fees paid monthly, quarterly, or annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their contracts without cause or for convenience. Software services revenue accounted for approximately 80% and 77% of our total revenue during the three-month periods ended June 30, 2018 and 2017, and 78% and 79% of our total revenue during the six months ended June 30, 2018 and 2017, respectively.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to six months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 20% and 23% of our total revenue during the three-month periods ended June 30, 2018 and 2017, and 22% and 21% of our total revenue during the six months ended June 30, 2018 and 2017, respectively.

Increasing our base of large employer customers is an important source of revenue growth for us. We actively pursue new employer customers in the U.S. market, and we have increased the number of large employer customers utilizing our solutions from 141, as of December 31, 2010, to 997 as of June 30, 2018, a 29.8% compound annual growth rate. We believe that our continued innovation and new solutions, such as online benefits marketplaces, also known as private exchanges, account services, enhanced mobile offerings, and more robust data analytics capabilities will help us attract additional large employer customers and increase our revenue from existing customers.

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

	As of June 30,
	2018	2017
Number of customers:
Large employer	997	893
Carrier	56	53

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

For the three- and six-month periods ended June 30, 2018 and 2017, our software services revenue retention rate exceeded 95%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expenses, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets and costs not core to our business. Beginning with the second quarter of 2018 and to align with other non-GAAP financial metrics that we report from time to time, we revised our definition of adjusted EBITDA to exclude costs incurred in connection with stock offerings that are expensed. This definition has been applied retrospectively to all periods presented. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(14,261)	$(13,850)	$(28,063)	$(29,433)
Depreciation	2,999	3,081	5,976	6,192
Amortization of software development costs	964	794	1,853	1,624
Amortization of acquired intangible assets	64	65	128	129
Interest income	(68)	(47)	(126)	(74)
Interest expense on building lease financing obligations	1,867	1,861	3,733	3,721
Interest expense on other borrowings	1,415	1,210	2,732	2,272
Income tax expense	5	5	9	5
Stock-based compensation expense	4,674	2,862	8,999	7,250
Offering costs expensed	257	-	257	-
Costs not core to our business	1,524	121	2,895	121
Total net adjustments	13,701	9,952	26,456	21,240
Adjusted EBITDA	$(560)	$(3,898)	$(1,607)	$(8,193)

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Software services	$48,288	$42,564	$96,458	$89,065
Professional services	12,293	12,525	26,486	23,647
Total revenue	$60,581	$55,089	$122,944	$112,712

We recognize revenues when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.  Taxes collected from customers relating to services and remitted to governmental authorities are excluded from revenues.

We determine revenue recognition through the following steps:

•	Identification of each contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, performance obligations are satisfied.

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

Software services revenues are generally recognized on a ratable basis over the contract term beginning on the date the software services are made available to the customer. Our software service contracts are generally three years for both carrier and employer customers. Revenue from insurance broker commissions is recognized when the orders for the policies are received and transferred to the insurance carrier, and is reduced by estimates for risk from premium collection, policy cancellation and termination.

Professional Services Revenues

Professional services revenues primarily consist of fees related to the implementation of software products purchased by customers.  Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services, support services and training are also included in professional services revenue.

Revenue from implementation services with customers in the Carrier segment are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right. We utilize estimates of hours as a measure of progress to determine revenue for certain types of arrangements.

Revenues from implementation services with customers in the Employer segment are generally recognized as those services are performed.

Revenues from support and training fees are recognized over the service contract period.

Contracts with Multiple Performance Obligations

Certain of our contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are accounted for separately if they are distinct. The transaction price is allocated to the separate performance obligations based on their relative standalone selling prices. We determine the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the software services sold, customer size and complexity, and the number and types of users within the contracts.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire new associates in these areas in order to support our anticipated revenue growth; however, we expect to decrease our operating expenses, as a percentage of revenue, if and as we achieve economies of scale.

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

Research and development expense.    Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for our research and development associates. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel, and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect our research and development expense to decrease, as a percentage of revenue, if and as we achieve economies of scale.

General and administrative expense.    General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in absolute terms as a result of ongoing public company costs, including those associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and increased professional services expenses, particularly associated with the adoption of new accounting standards.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and six months ended June 30, 2018 and 2017.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$60,581	$55,089	$122,944	$112,712
Cost of revenue(1)	30,721	29,696	62,124	61,898
Gross profit	29,860	25,393	60,820	50,814
Operating expenses:
Sales and marketing(1)	18,400	17,863	38,317	35,886
Research and development(1)	12,128	12,473	24,151	24,654
General and administrative(1)	10,387	5,877	20,080	13,634
Total operating expenses	40,915	36,213	82,548	74,174
Loss from operations	(11,055)	(10,820)	(21,728)	(23,360)
Other expense:
Interest income	68	47	126	74
Interest expense on building lease financing obligations	(1,867)	(1,861)	(3,733)	(3,721)
Interest expense on other borrowings	(1,415)	(1,210)	(2,732)	(2,272)
Other income (expense)	13	(1)	13	(149)
Total other expense, net	(3,201)	(3,025)	(6,326)	(6,068)
Loss before income taxes	(14,256)	(13,845)	(28,054)	(29,428)
Income tax expense	5	5	9	5
Net loss	$(14,261)	$(13,850)	$(28,063)	$(29,433)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$900	$460	$1,611	$1,121
Sales and marketing	1,257	925	2,211	2,257
Research and development	841	739	1,609	1,458
General and administrative	1,676	738	3,568	2,414

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.7	53.9	50.5	54.9
Gross profit	49.3	46.1	49.5	45.1
Operating expenses:
Sales and marketing	30.4	32.4	31.2	31.8
Research and development	20.0	22.6	19.6	21.9
General and administrative	17.1	10.7	16.3	12.1
Total operating expenses	67.5	65.7	67.1	65.8
Loss from operations	(18.2)	(19.6)	(17.7)	(20.7)
Other expense:
Interest income	0.1	0.1	0.1	0.1
Interest expense on building lease financing obligations	(3.1)	(3.4)	(3.0)	(3.3)
Interest expense on other borrowings	(2.3)	(2.2)	(2.2)	(2.0)
Other income (expense)	-	-	-	(0.1)
Total other expense, net	(5.3)	(5.5)	(5.1)	(5.4)
Loss before income taxes	(23.5)	(25.1)	(22.8)	(26.1)
Income tax expense	-	-	-	-
Net loss	(23.5)%	(25.1)%	(22.8)%	(26.1)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue from external customers by segment:
Employer	$39,398	$33,729	$79,682	$69,566
Carrier	21,183	21,360	43,262	43,146
Total net revenue from external customers	$60,581	$55,089	$122,944	$112,712
Gross profit by segment:
Employer	$16,875	$11,667	$34,493	$23,610
Carrier	12,985	13,726	26,327	27,204
Total gross profit	$29,860	$25,393	$60,820	$50,814

Comparison of Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$48,288	79.7%	$42,564	77.3%	$5,724	13.4%
Professional services	12,293	20.3	12,525	22.7	(232)	(1.9)
Total revenue	$60,581	100.0%	$55,089	100.0%	$5,492	10.0%

Growth in software services revenue in absolute terms was primarily attributable to a net increase in software subscription revenue of $5.6 million as a result of existing customers adding covered users to our offerings, or volume increases, and also to existing customers purchasing additional products, as well as to the net addition of new customers. Software subscription revenue included an increase of $1.6 million related to a change in estimated revenue from an employer customer contract.

The decrease in professional services revenue was attributable to a decrease in implementation revenue, partially offset by increases from support revenue from newly activated customers and customer-specific enhancements.

Segment Revenue

	Three Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$39,398	65.0%	$33,729	61.2%	$5,669	16.8%
Carrier	21,183	35.0	21,360	38.8	(177)	(0.8)
Total revenue	$60,581	100.0%	$55,089	100.0%	$5,492	10.0%

Growth in our employer revenue was primarily attributable to a $5.4 million increase in our employer software services revenue, driven by a $4.8 million net increase in software subscription services revenue, including an increase of $1.6 million related to a change in estimated revenue from a customer contract. Additionally, employer professional service revenue increased $0.2 million as an increase in support revenue from newly activated customers was partially offset by a decrease in implementation revenue.

The decrease in carrier revenue in absolute terms was comprised of a decrease in implementation revenue and an increase in sales returns and allowance offset by net volume increases in software subscription revenue of $0.8 million.

Cost of Revenue

	Three Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$30,721	50.7%	$29,696	53.9%	$1,025	3.5%

The increase in cost of revenue in absolute terms was primarily attributable to an increase in salaries and other personnel-related costs, including an increase of $0.5 million in stock-based compensation expense. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale.

Gross Profit

	Three Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$31,811	65.9%	$27,596	64.8%	$4,215	15.3%
Professional services	(1,951)	(15.9)	(2,203)	(17.6)	252	(11.4)
Gross profit	$29,860	49.3%	$25,393	46.1%	$4,467	17.6%

The increase in software services gross profit was driven by a $5.7 million, or 13.4%, increase in software services revenue, partially offset by an increase of $1.5 million in software services cost of revenue as we continued to achieve economies of scale. Software services cost of revenue included $0.5 million and $0.2 million of stock-based compensation expense for the three months periods ended June 30, 2018 and 2017, respectively, and $2.5 million and $2.4 million of depreciation and amortization for the three months ended June 30, 2018 and 2017, respectively.

The decrease in professional services gross loss was driven by a decrease in professional services revenue of $0.2 million and a decrease in professional services cost of revenue of $0.5 million. Professional services cost of revenue included $0.4 million and $0.2 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. In addition, professional services cost of revenue included $0.5 million in depreciation and amortization in each of the three month-periods ended June 30, 2018 and 2017.

Segment Gross Profit

	Three Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$16,875	42.8%	$11,667	34.6%	$5,208	44.6%
Carrier	12,985	61.3	13,726	64.3	(741)	(5.4)
Gross profit	$29,860	49.3%	$25,393	46.1%	$4,467	17.6%

The increase in employer gross profit was driven by a $5.7 million, or 16.8%, increase in employer revenue, partially offset by a $0.5 million, increase in employer cost of revenue as we continued to achieve economies of scale.  Our employer cost of revenue included $0.7 million and $0.4 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. In addition, our employer cost of revenue included $1.9 million and $1.8 million of depreciation and amortization for the three months ended June 30, 2018 and 2017, respectively.

The carrier gross profit was comprised of a $0.2 million decrease in carrier revenue and a $0.6 million increase in carrier cost of revenue. Our carrier cost of revenue included $0.2 million and $0.1 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. In addition, carrier cost of revenue included $1.1 million and $1.2 in depreciation and amortization for the three months ended June 30, 2018 and 2017, respectively.

Operating Expenses

	Three Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$18,400	30.4%	$17,863	32.4%	$537	3.0%
Research and development	12,128	20.0	12,473	22.6	(345)	(2.8)
General and administrative	10,387	17.1	5,877	10.7	4,510	76.7

The increase in sales and marketing expense was primarily attributable to a $0.8 million increase in salaries and personnel-related costs due to hires of sales and marketing associates, and included an increase in stock-based compensation of $0.3 million. We experienced a decrease of $0.2 million in travel-related costs and a decrease of $0.1 million in marketing events. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The slight decrease in research and development expense reflects continued cost efficiencies during 2018.

The increase in general and administrative expense included an increase in salary and personnel-related costs of $2.0 million, including an increase in stock-based compensation of $0.9 million. The remaining increase was primarily attributable to professional fees incurred in connection with implementing the new revenue standard as well as costs expensed in connection with a secondary stock offering during the second quarter of 2018 and costs associated with preparing for our first year of Sarbanes-Oxley 404(b) audit requirements.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$96,458	78.5%	$89,065	79.0%	$7,393	8.3%
Professional services	26,486	21.5	23,647	21.0	2,839	12.0
Total revenue	$122,944	100.0%	$112,712	100.0%	$10,232	9.1%

Growth in software services revenue in absolute terms was primarily attributable to an increase in software subscription revenue of $5.5 million as a result of existing customers adding covered users to our offerings, or volume increases, and also to existing customers purchasing additional products, as well as to the net addition of new customers.  Software subscription revenue included an increase of $2.2 million related to a change in estimated revenue from an employer customer contract. Additionally, new insurance broker commissions from enrollments in the first quarter of 2018 contributed an increase of $1.0 million.

The increase in professional services revenue was attributable to an increase support revenue from newly activated customers of $1.9 million, an increase in customer-specific consulting and enhancements of $1.2 million and a $1.0 million increase related to change in estimated revenue from an employer contract, partially offset by a decrease in carrier implementation revenue.

Segment Revenue

	Six Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$79,682	64.8%	$69,566	61.7%	$10,116	14.5%
Carrier	43,262	35.2	43,146	38.3	116	0.3
Total revenue	$122,944	100.0%	$112,712	100.0%	$10,232	9.1%

Growth in our employer revenue was primarily attributable to a $6.7 million increase in our employer software services revenue, driven primarily by an increase in software subscription revenue of $4.2 million as well as an increase in new insurance broker commissions from enrollments in the first quarter of 2018 of $1.0 million and a decrease in the sales returns and allowance of $1.1 million. Additionally, employer professional service revenue increased $3.4 million primarily from increases support revenue, an increase related to a change in estimated revenue from a customer contract, and a decrease in the sales returns and allowance.

The increase in carrier revenue in absolute terms was primarily attributable to net volume increases in software services. In carrier professional services, increases in customer-specific consulting and enhancements were offset by a decrease in implementation revenue.

Cost of Revenue

	Six Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$62,124	50.5%	$61,898	54.9%	$226	0.4%

The increase in cost of revenue in absolute terms was primarily attributable to an increase in salaries and other personnel-related costs, including an increase of $0.5 million in stock-based compensation expense. This increase was partially offset by lower third party costs. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale.

Gross Profit

	Six Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$63,956	66.3%	$57,266	64.3%	$6,690	11.7%
Professional services	(3,136)	(11.8)	(6,452)	(27.3)	3,316	(51.4)
Gross profit	$60,820	49.5%	$50,814	45.1%	$10,006	19.7%

The increase in software services gross profit was driven by a $7.4 million, or 8.3%, increase in software services revenue partially offset by an increase of $0.7 million in software services cost of revenue as we continued to achieve economies of scale. Software services cost of revenue included $0.9 million and $0.6 million of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively, and $5.0 million and $4.9 million of depreciation and amortization for the six months ended June 30, 2018 and 2017, respectively.

The decrease in professional services gross loss was driven by an increase in professional services revenue of $2.8 million, or 12.0% and a decrease in professional services cost of revenue of $0.5 million.  Professional services cost of revenue included $0.7 million and $0.5 million of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively, and $1.0 million and $1.1 million in depreciation and amortization for the six months ended June 30, 2018 and 2017, respectively.

Segment Gross Profit

	Six Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$34,493	43.3%	$23,610	33.9%	$10,883	46.1%
Carrier	26,327	60.9	27,204	63.1	(877)	(3.2)
Gross profit	$60,820	49.5%	$50,814	45.1%	$10,006	19.7%

The increase in employer gross profit was driven by a $10.1 million, or 14.5%, increase in employer revenue and a $0.8 million decrease in employer cost of revenue as we continued to achieve economies of scale.  The decrease in cost of revenue was primarily attributable to decreased professional fees. Our employer cost of revenue included $1.2 million and $0.8 million of stock-based compensation expense for the six-month periods ended June 30, 2018 and 2017, respectively. In addition, our employer cost of revenue included $3.7 million and $3.6 million of depreciation and amortization for the six month-periods ended June 30, 2018 and 2017, respectively.

The carrier gross profit was comprised of $0.1 million increase in carrier revenue offset by a $1.0 million increase in carrier cost of revenue. Our carrier cost of revenue included $0.4 million and $0.3 million of stock-based compensation expense for the six month ended June 30, 2018 and 2017, respectively. In addition, carrier cost of revenue included $2.3 million and $2.4 million in depreciation and amortization for the six months ended June 30, 2018 and 2017, respectively.

Operating Expenses

	Six Months Ended June 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$38,317	31.2%	$35,886	31.8%	$2,431	6.8%
Research and development	24,151	19.6	24,654	21.9	(503)	(2.0)
General and administrative	20,080	16.3	13,634	12.1	6,446	47.3

The increase in sales and marketing expense was primarily attributable to a $2.3 million increase in salaries and personnel-related costs due to hires of sales and marketing associates. Other changes in sales and marketing expense were an increase of $0.4 million in travel-related costs and a decrease of $0.9 million in marketing expensed primarily driven by cost savings experienced in connection with our marketing events. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The slight decrease in research and development expense reflects continued cost efficiencies during 2018.

The increase in general and administrative expense included an increase in salary and personnel-related costs of $2.9 million, including an increase in stock-based compensation of $1.2 million. The remaining increase was primarily attributable to professional fees incurred in connection with implementing the new revenue standard as well as costs expensed in connection with a secondary stock offering during the second quarter of 2018 and costs associated with preparing for our first year of Sarbanes-Oxley 404(b) audit requirements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2018 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, except for revenue recognition, which changed in connection with the adoption of Topic 606 and is described elsewhere in this report.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, our primary sources of liquidity were our cash and cash equivalents totaling $53.3 million, $26.8 million in accounts receivables, net of allowances, and an unused revolving line of credit. While the revolving line of credit provides for an additional $27.8 million in borrowing, taking into account the borrowing base limit, the amount available to borrow under the revolving line of credit was $10.4 million as of June 30, 2018.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash (used in) provided by:
Operating activities	$(4,773)	$(6,396)
Investing activities	(3,561)	(1,825)
Financing activities	6,291	10,763

Operating Activities

For the six months ended June 30, 2018, our operating activities used $4.8 million of cash, as our net loss of $28.1 million was offset by $21.1 million for non-cash adjustments and $2.2 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $8.0 million, accrual of interest on financing obligations of $3.8 million, and non-cash stock compensation expense of $9.0 million. The cash provided by changes in working capital are primarily driven by decreases in contract and other current and non-current assets and deferred costs, which were offset by decreases in deferred revenue and accounts payable and accrued expenses as the result of timing of payments.

For the six months ended June 30, 2017, our operating activities used $6.4 million of cash, as our net loss of $29.4 million was partially offset by $19.2 million for non-cash adjustments and $3.9 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $7.9 million, accrual of interest on financing obligations of $3.7 million, and non-cash stock compensation expense of $7.3 million. The cash provided by changes in working capital are primarily driven by decreases accounts receivable, contract and other current and non-current assets and deferred contract costs, partially offset by decreases in deferred revenue and the timing of payments for accounts payable, accrued expenses and accrued compensation and benefits.

Investing Activities

For the six months ended June 30, 2018 and 2017, net cash used in investing activities was $3.6 million and $3.8 million, respectively, for the purchase of property and equipment. Additionally, during the six months ended June 30, 2017, the maturity of short-term investments classified as held-to-maturity provided $2.0 million.

Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities was $6.3 million, consisting primarily of net draws on the revolving line of credit of $11.0 million and $0.3 million from stock option exercises and employee stock purchase program. These were partially offset by payments of $5.0 million of financing and capital lease obligations.

For the six months ended June 30, 2017, net cash provided by financing activities was $10.8 million, consisting primarily of net draws on the revolving line of credit of $12.0 million and $3.2 million from stock option exercises. These were partially offset by payments of $4.4 million of financing and capital lease obligations.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for us beginning January 1, 2019, but early adoption is permitted. We are continuing to evaluate the impact of this update on our consolidated financial statements.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At June 30, 2018, we had borrowings under the revolving line of credit of $67.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.7 million change in our annual interest expense on our outstanding borrowings at June 30, 2018. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2018 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2018.

(b)	Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had a history of net losses, including a net loss of $50.3 million for the year ended December 31, 2017 and net losses of $28.1 million and $29.4 million for the six months ended June 30, 2018 and 2017, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which will be effective beginning January 1, 2019, also introduces new disclosure requirements for leasing arrangements. We are currently evaluating the impact of this update on the consolidated financial statements, which could be material, given our related party leases.

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

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example: in 2017, we hired a new Chief Financial Officer and an Executive Vice President of Global Sales; effective January 1, 2018, our Chief Executive Officer became Senior Advisor for Innovation, but remained on our Board of Directors, and our Chief Operating Officer became our Chief Executive Officer; and, in March 2018, our Senior Advisor for Innovation resigned from employment and our Board, effective April 1, 2018, for personal reasons.  The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

General worldwide economic conditions have experienced significant downturns in the past, and market volatility and uncertainty remain widespread, including as a result statements and actions of the current U.S. presidential administration.  All of this makes it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits, or HR budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition, and/or loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

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

We might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. For example, New York conducted a tax audit of our Company and while we settled for amounts within our sales tax reserve, other states might audit us in the future. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

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

An element of our growth strategy is to expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	unstable regional political and economic conditions, such as those caused by statements and actions by the current U.S. presidential administration and the U.K. exit from the European Union;
•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•	data privacy laws which require that customer data be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Deregulatory efforts following the U.S. presidential and other elections in 2016 are ongoing, and the outcome of the 2018 elections could further impact the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

PPACA. Health benefits are obtained, delivered, accessed, and maintained under an increasingly intricate and uncertain statutory and regulatory framework. In particular, ongoing efforts to repeal part or all of the Patient Protection and Affordable Care Act (“PPACA”) have created uncertainty in the healthcare industry broadly. Although many of the provisions of PPACA do not directly apply to us, PPACA and continued efforts to repeal or modify the law may affect the business of many of our customers. For instance, carriers and large employers might experience changes in the numbers of individuals they insure as a result of the elimination of the penalty associated with PPACA’s individual mandate, possible repeal of guaranteed issue, and flux in the state and national exchanges under PPACA. In addition, the number of states that have chosen to expand Medicaid and to adopt state-specific exchanges remains in flux. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA and related repeal efforts and deregulatory initiatives on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business.

•False or Fraudulent Claim Laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose certain information in connection with submission and payment of claims for reimbursement from the government. In some cases, these laws also forbid abuse of existing systems for such submission and payment. In addition, federal and state laws prohibit kickbacks in association with the provision of healthcare services. Many of these state laws pertain to all payors, not just items or services paid for by the federal government. Although our business operations are generally not subject to these laws and regulations, any contract we have with a government entity requires us to comply with these laws and regulations. Any failure of our services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our services, and could force us to expend significant capital, research and development, and other resources to address the failure. Any determination by a court or regulatory agency that our services with government clients violate these laws and regulations could subject us to civil or criminal penalties, invalidate all or portions of some of our government client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving not only government clients but also all clients doing business with government payers, and have an adverse effect on our business.

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

•

Personal Privacy and Consumer Protection.  There are numerous U.S. federal and state laws and regulations that have been adopted or are being considered regarding the collection, retention, use, and disclosure of personal information. In addition to HIPAA, we might be subject to various laws, rules and regulations related to privacy and information security such as those promulgated under the Gramm-Leach-Bliley Act and various state laws regulating the use and security of personal information. Those laws, rules, and regulations include requirements such as reasonable and appropriate safeguards to protect personal information, or providing appropriate notice to consumers about how their personal information will be used or disclosed. In addition, U.S. state legislatures have been actively enacting new laws addressing data security, security breach notification, and privacy. These areas could be an enforcement priority for the state regulators generating increased lawsuits by consumers and other individuals. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.

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

The Goldman Sachs Group, affiliates of which owned approximately 11.8% of the voting and economic interest in our business at June 30, 2018, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we might still be deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our IPO in September 2013 through June 30, 2018, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of June 30, 2018, we had an aggregate of 31,825,997 shares of common stock outstanding. As of June 30, 2018, there also were outstanding options and restricted stock units to purchase 2,342,671 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. We have also registered an aggregate of 9,099,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of June 30, 2018, our directors, executive officers, and their affiliated entities beneficially owned approximately 21.1% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 11.8%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Senior Advisor for Innovation and a director until April 1, 2018, entered into a voting agreement for the election of directors. As of June 30, 2018, these stockholders collectively beneficially owned approximately 28.8% of our common stock. Pursuant to the voting agreement, until September 2018 the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors, if requested. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting, and other compliance areas that will increase both our costs and the risk of noncompliance.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act, and the rules and regulations of our stock exchange. The requirements of these rules and regulations increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and may also place undue strain on our personnel, systems, and resources.

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

In addition, we anticipate we will no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as of December 31, 2018.  Accordingly, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ending December 31, 2018.  We will also be required to include additional information regarding executive compensation in our 2019 proxy statement and hold a nonbinding advisory vote on executive compensation at our 2019 annual meeting of stockholders.  These additional reporting requirements, among others, may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing legal requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

We anticipate we will no longer qualify as an emerging growth company as of December 31, 2018.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we continue to be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Item 6.  EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
1.1	Underwriting Agreement, dated May 21, 2018, by and among Benefitfocus, Inc., J.P. Morgan Securities LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & Co. KG.	8-K	__	1.1	May 23, 2018

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	XBRL Instance Document.	__	__	__	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2018

Benefitfocus, Inc.

By:	/s/ Jonathon E. Dussault
Jonathon E. Dussault
Chief Financial Officer
(Principal financial and accounting officer)