Form 10-Q
period 2018-09-30
Benefitfocus,Inc.
filed 2018-11-02
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer

☐	Smaller reporting company	☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2018, there were approximately 31,960,547 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$51,065	$55,335
Accounts receivable, net	27,624	30,091
Contract, prepaid and other current assets	10,780	15,859
Total current assets	89,469	101,285
Property and equipment, net	70,208	72,681
Intangible assets, net	–	150
Goodwill	1,634	1,634
Deferred contract costs and other non-current assets	13,838	16,253
Total assets	$175,149	$192,003
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,868	$4,260
Accrued expenses	10,582	9,110
Accrued compensation and benefits	13,182	14,250
Deferred revenue, current portion	37,711	43,804
Revolving line of credit, current portion	30,000	24,000
Financing and capital lease obligations, current portion	4,115	3,423
Total current liabilities	102,458	98,847
Deferred revenue, net of current portion	9,873	11,223
Revolving line of credit, net of current portion	39,246	32,246
Financing and capital lease obligations, net of current portion	56,664	55,597
Other non-current liabilities	2,480	2,809
Total liabilities	210,721	200,722
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 31,899,960 and 31,307,989 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	32	31
Additional paid-in capital	365,303	352,496
Accumulated deficit	(400,907)	(361,246)
Total stockholders' deficit	(35,572)	(8,719)
Total liabilities and stockholders' deficit	$175,149	$192,003

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$61,006	$56,251	$183,950	$168,963
Cost of revenue	31,740	31,310	93,864	93,208
Gross profit	29,266	24,941	90,086	75,755
Operating expenses:
Sales and marketing	17,661	16,467	55,978	52,353
Research and development	10,676	12,568	34,827	37,222
General and administrative	9,263	6,853	29,343	20,487
Total operating expenses	37,600	35,888	120,148	110,062
Loss from operations	(8,334)	(10,947)	(30,062)	(34,307)
Other expense:
Interest income	73	55	199	129
Interest expense on building lease financing obligations	(1,868)	(1,864)	(5,601)	(5,585)
Interest expense on other borrowings	(1,458)	(1,254)	(4,190)	(3,526)
Other income (expense)	2	9	15	(140)
Total other expense, net	(3,251)	(3,054)	(9,577)	(9,122)
Loss before income taxes	(11,585)	(14,001)	(39,639)	(43,429)
Income tax expense	13	5	22	10
Net loss	$(11,598)	$(14,006)	$(39,661)	$(43,439)
Comprehensive loss	$(11,598)	$(14,006)	$(39,661)	$(43,439)
Net loss per common share:
Basic and diluted	$(0.36)	$(0.45)	$(1.25)	$(1.40)
Weighted-average common shares outstanding:
Basic and diluted	31,883,029	31,181,141	31,678,360	30,974,116

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2017 (as previously reported)	31,307,989	$31	$355,301	$(394,663)	$(39,331)
Adoption of revenue recognition standard	–	–	(2,805)	33,417	30,612
Balance, December 31, 2017	31,307,989	$31	$352,496	$(361,246)	$(8,719)
Exercise of stock options	9,250	–	42	–	42
Issuance of common stock upon vesting of restricted stock units	15,208	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	7,022	–	180	–	180
Stock-based compensation expense	–	–	4,325	–	4,325
Net loss	–	–	–	(13,802)	(13,802)
Balance, March 31, 2018	31,339,469	$31	$357,043	$(375,048)	$(17,974)
Exercise of stock options	4,578	–	48	–	48
Issuance of common stock upon vesting of restricted stock units	481,950	1	(1)	–	–
Stock-based compensation expense	–	–	4,674	–	4,674
Net loss	–	–	–	(14,261)	(14,261)
Balance, June 30, 2018	31,825,997	$32	$361,764	$(389,309)	$(27,513)
Exercise of stock options	1,230	–	13	–	13
Issuance of common stock upon vesting of restricted stock units	67,142	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	5,591	–	179	–	179
Stock-based compensation expense	–	–	3,347	–	3,347
Net loss	–	–	–	(11,598)	(11,598)
Balance, September 30, 2018	31,899,960	$32	$365,303	$(400,907)	$(35,572)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(39,661)	$(43,439)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	11,912	11,848
Stock-based compensation expense	12,346	11,646
Interest accrual on financing obligation	5,639	5,623
Loss on disposal or impairment of property and equipment	–	157
Provision for doubtful accounts	364	142
Changes in operating assets and liabilities:
Accounts receivable, net	2,103	(443)
Accrued interest on short-term investments	–	7
Contract, prepaid and other current assets	5,179	9,561
Deferred contract costs and other non-current assets	2,590	4,372
Accounts payable and accrued expenses	4,385	(6,560)
Accrued compensation and benefits	(1,068)	(5,422)
Deferred revenue	(7,443)	(1,809)
Other non-current liabilities	(328)	(751)
Net cash and cash equivalents used in operating activities	(3,982)	(15,068)
Cash flows from investing activities
Proceeds from maturity of short-term investments held to maturity	–	2,000
Purchases of property and equipment	(5,855)	(6,151)
Net cash and cash equivalents used in investing activities	(5,855)	(4,151)
Cash flows from financing activities
Draws on revolving line of credit	97,000	81,000
Payments on revolving line of credit	(84,000)	(61,000)
Proceeds from exercises of stock options and ESPP	462	3,572
Payments on financing and capital lease obligations	(7,895)	(6,633)
Net cash and cash equivalents provided by financing activities	5,567	16,939
Net decrease in cash and cash equivalents	(4,270)	(2,280)
Cash and cash equivalents, beginning of period	55,335	56,853
Cash and cash equivalents, end of period	$51,065	$54,573

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$83	$878
Property and equipment purchased with financing and capital lease obligations	$3,739	$—
Post contract support purchased with financing obligations	$275	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as amended.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions.  Payments of sales commissions generally include multiple payments. The Company capitalizes only those payments made within an insignificant time from the contract inception, typically three months or less.  Subsequent payments are expensed as incurred. The capitalized costs are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years. The Company has elected to use the practical expedient to expense the costs to obtain a contract when the amortization period is less than one year. The balance of deferred costs related to obtaining contracts included in deferred contract costs and other non-current assets was $7,429 and $7,376 as of September 30, 2018 and December 31, 2017, respectively.  Sales and marketing expense includes $1,019 and $1,089 of amortization for the three months ended September 30, 2018 and 2017, respectively, and $3,180 and $3,393 for the nine months ended September 30, 2018 and 2017, respectively.

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. The balance of deferred fulfillment costs included in deferred contract costs and other non-current assets was $5,746 and $8,060 as of September 30, 2018 and December 31, 2017, respectively. Cost of revenue expense includes $861 and $887 of amortization for the three months ended September 30, 2018 and 2017, respectively, and $2,640 and $2,609 for the nine months ended September 30, 2018 and 2017, respectively.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  No customer represented more than 10% of total accounts receivable as of September 30, 2018. Accounts receivable from one customer represented approximately 12% of the total accounts receivable as of December 31, 2017. Revenue from one customer was approximately 13% of the total revenue in each of the three-month periods ended September 30, 2018 and 2017, respectively, and 14% and 12% of the total revenue in the nine-month period ended September 30, 2018 and 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. However, if bad debts are higher than expected, future write-offs will be greater than the Company’s estimates. The allowance for doubtful accounts was $458 and $654 as of September 30, 2018 and December 31, 2017, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as historical reasons for adjustments, changes in customer volume, complexity of billing arrangements, software availability, and past due customer billings. The allowance for returns was $2,438 and $2,877 as of September 30, 2018 and December 31, 2017, respectively.

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

In the three months ended September 30, 2018 and 2017, the Company capitalized software development costs of $1,688 and $1,050, respectively, and amortized capitalized software development costs of $1,045 and $784, respectively. In the nine months ended September 30, 2018 and 2017, the Company capitalized software development costs of $4,287 and $3,379, respectively, and amortized capitalized software development costs of $2,898 and $2,408, respectively. The net book value of capitalized software development costs was $9,050 and $7,660 at September 30, 2018 and December 31, 2017, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Recently Adopted Accounting Standards

Cloud Computing Arrangements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The Company early adopted this standard in the quarter ended September 30, 2018. There was no impact on the Company’s consolidated financial statements upon adoption.

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” applying the full retrospective transition method to all contracts that were not completed as of January 1, 2016, the initial date of application.

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

The following tables show the amounts by which financial statement lines were affected by the adoption of Topic 606.

	As of December 31, 2017
Financial Statement Line Item	As previously reported	Adjustments	As adjusted
Consolidated Balance Sheet:
Accounts receivable, net	$30,156	$(65)	$30,091
Contract, prepaid and other current assets	4,337	11,522	15,859
Deferred contract costs and other non-current assets	816	15,437	16,253
Accrued expenses	9,136	(26)	9,110
Deferred revenue, current portion	38,821	4,983	43,804
Deferred revenue, net of current portion	19,898	(8,675)	11,223
Additional paid-in capital	355,301	(2,805)	352,496
Accumulated deficit	(394,663)	33,417	(361,246)

	Three Months Ended September 30, 2017
Financial Statement Line Item	As previously reported	Adjustments	As adjusted
Consolidated Statement of Operations and Comprehensive Loss:
Revenue	$62,453	$(6,202)	$56,251
Cost of revenue	30,467	843	31,310
Sales and marketing	16,180	287	16,467
Loss from operations	(3,615)	(7,332)	(10,947)
Net loss and comprehensive loss	(6,674)	(7,332)	(14,006)
Net loss per common share: Basic and diluted	$(0.21)	$(0.24)	$(0.45)

	Nine Months Ended September 30, 2017
Financial Statement Line Item	As previously reported	Adjustments	As adjusted
Consolidated Statement of Operations and Comprehensive Loss:
Revenue	$189,972	$(21,009)	$168,963
Cost of revenue	90,896	2,312	93,208
Sales and marketing	51,103	1,250	52,353
Loss from operations	(9,736)	(24,571)	(34,307)
Net loss and comprehensive loss	(18,868)	(24,571)	(43,439)
Net loss per common share: Basic and diluted	$(0.61)	$(0.79)	$(1.40)

Cash provided by, or used in, operating, investing and financing activities were not affected by the adoption of Topic 606.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirements required for fair value measurements. This ASU is effective for the Company for the interim and annual reporting periods starting January 1, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent related updates. The guidance requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is continuing to evaluate the impact of this guidance on its consolidated financial statements.

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2018	2017	2018	2017
Restricted stock units	2,158,468	1,981,488	2,158,468	1,981,488
Stock options	248,097	281,840	248,097	281,840
Employee Stock Purchase Plan	2,480	3,566	2,480	3,566
Total anti-dilutive common share equivalents	2,409,045	2,266,894	2,409,045	2,266,894

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(11,598)	$(14,006)	$(39,661)	$(43,439)
Net loss attributable to common stockholders	$(11,598)	$(14,006)	$(39,661)	$(43,439)
Denominator:
Weighted-average common shares outstanding, basic and diluted	31,883,029	31,181,141	31,678,360	30,974,116
Net loss per common share, basic and diluted	$(0.36)	$(0.45)	$(1.25)	$(1.40)

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

	September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$43,853	$—	$—	$43,853
Total assets	$43,853	$—	$—	$43,853

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$46,730	$—	$—	$46,730
Total assets	$46,730	$—	$—	$46,730

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

As of September 30, 2018 and December 31, 2017, the amount outstanding under the Company’s revolving line of credit was $69,246 and $56,246, respectively. As of September 30, 2018, the additional amount available to borrow, adjusted by the borrowing base limit, was $4,701 and the interest rate was 6.50%.

During the nine months ended September 30, 2018, the Company repaid $84,000 of amounts outstanding under its line of credit and borrowed $97,000 under its revolving line of credit for general operating purposes.

6. Stock-based Compensation

Restricted Stock Units

During the nine months ended September 30, 2018, the Company granted 660,642 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $18,380. These RSUs generally vest in equal annual installments over various periods ranging from less than 1 to 4 years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting.

During the nine months ended September 30, 2018, in connection with the Company’s incentive bonus programs, the Company granted 856,236 performance RSUs to officers with an aggregate grant date fair value of $20,661. The aggregate grant date fair value of the performance RSUs assuming target achievement was $14,470. Vesting of the performance RSUs is contingent upon meeting specific financial, revenue and sales related growth targets through December 31, 2018. The actual number of shares issued upon vesting of the performance RSUs could range from 0% to 100% of the number granted.  If any targets are met, the awards will vest in equal annual installments over 4 years starting April 1, 2019, except for 86,487 performance RSUs, which will vest in the first quarter of 2019, in each case subject to continued service to the Company. The Company amortizes the grant date fair value of the awards on an accelerated basis over the vesting period.

7. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At September 30, 2018, the Company had reserved a total of 4,380,003 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	248,097
Restricted stock units	2,158,468
Available for future issuance under stock award plans	1,846,700
Available for future issuance under ESPP	126,738
Total common shares reserved for future issuance	4,380,003

8. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line and includes a reconciliation of disaggregated revenue with reportable segments:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Employer	Carrier	Total	Employer	Carrier	Total
Service line:
Software services	$28,729	$18,129	$46,858	$26,016	$16,301	$42,317
Professional services	9,279	4,869	14,148	10,935	2,999	13,934
Total	$38,008	$22,998	$61,006	$36,951	$19,300	$56,251

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Employer	Carrier	Total	Employer	Carrier	Total
Service line:
Software services	$89,705	$53,611	$143,316	$80,273	$51,109	$131,382
Professional services	27,985	12,649	40,634	26,244	11,337	37,581
Total	$117,690	$66,260	$183,950	$106,517	$62,446	$168,963

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Nine Months Ended September 30, 2018
Contract assets	$11,522	$4,911
Contract liabilities:
Deferred revenue	$55,027	$47,584

Nine Months Ended September 30, 2017
Contract assets	$15,929	$5,400
Contract liabilities:
Deferred revenue	$56,949	$55,140

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.  Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the three or nine months ended September 30, 2018 and 2017.

The following tables show the significant changes in contract asset balances:

	Three Months Ended September 30,
Contract Assets	2018	2017
Transferred to receivables from contract assets	$5,147	$4,736
Revenue recognized from performance obligations satisfied but not billed	$3,034	$1,022

	Nine Months Ended September 30,
Contract Assets	2018	2017
Transferred to receivables from contract assets	$14,535	$14,728
Revenue recognized from performance obligations satisfied but not billed	$7,924	$4,199

Revenue recognized during the three and nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the periods was $11,929 and $24,106, respectively.

The Company recorded cumulative catch-up adjustments to revenue arising from changes in estimates of transaction price of unfavorable $(678) and favorable $1,433 during the three and nine months ended September 30, 2018, respectively.

Performance Obligations

As of September 30, 2018, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $200,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

9. Income Taxes

The Company’s effective federal tax rate for the three and nine months ended September 30, 2018 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

During the three months ended September 30, 2018, the Company completed its accounting for the income tax effects of the December 22, 2017 enactment of the Tax Cuts & Jobs Act.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue from external customers by segment:
Employer	$38,008	$36,951	$117,690	$106,517
Carrier	22,998	19,300	66,260	62,446
Total net revenue from external customers	$61,006	$56,251	$183,950	$168,963
Depreciation and amortization by segment:
Employer	$2,473	$2,519	$7,620	$7,490
Carrier	1,482	1,384	4,292	4,358
Total depreciation and amortization	$3,955	$3,903	$11,912	$11,848
Gross profit by segment:
Employer	$14,960	$13,373	$49,453	$36,983
Carrier	14,306	11,568	40,633	38,772
Total gross profit	$29,266	$24,941	$90,086	$75,755

11. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. Two of the Company’s headquarter campus building leases are accounted for as build-to-suit leases and recorded as financing obligations in the Consolidated Balance Sheets. The remaining lease, also for office space, is accounted for as a capital lease. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,445 and $2,374 for the three months ended September 30, 2018 and 2017, respectively, and $8,197 and $7,938 for the nine months ended September 30, 2018 and 2017, respectively. Other amounts due to these related parties were $709 and $901 as of September 30, 2018 and December 31, 2017, respectively, and were recorded in “Accrued expenses.”

In March 2018, the Company’s landlord extended the time period to commence construction of additional office space under its December 12, 2016 lease.  Under the extension, the Company agrees to commence construction on or about April 1, 2019 and the target commencement date extends one year to July 1, 2020. The Company can terminate the lease prior to April 1, 2019.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $22 for the three months ended September 30, 2018, and $46 and $19 for the nine months ended September 30, 2018 and 2017, respectively. There were no expenses related to these companies for the three months ended September 30, 2017.  There were no amounts due to these companies as of September 30, 2018 or December 31, 2017.

During the three months ended September 30, 2018, the Company entered into an agreement to purchase software and services from a company affiliated with a Company director.  The aggregate amount of payments due under this contract is $115.  There were no payments related to this agreement for the three and nine months ended September 30, 2018.  Amounts due to this company were $35 as of September 30, 2018.

Related Party Revolving Line of Credit

In conjunction with an amendment to the Company’s revolving line of credit agreement in October 2016, Goldman Sachs Lending Partners, LLC was added to the lending syndicate. Goldman Sachs Lending Partners, LLC is an affiliate of The Goldman Sachs Group, Inc., as are the Goldman Sachs funds that owned approximately 11.7% of the Company’s outstanding common stock as of September 30, 2018.  Goldman Sachs Lending Partners, LLC committed $10,000 to the revolving commitment and therefore loans the Company approximately 10.5% of all amounts borrowed under the credit facility. Accordingly, amounts due to Goldman Sachs Lending Partners, LLC was approximately $7,271 of the $69,246 outstanding under the revolving line of credit as of September 30, 2018 and $5,906 of the $56,246 outstanding under the revolving line of credit as of December 31, 2017.

12. Subsequent Events

Restricted Stock Units

On October 1, 2018, the Company granted 32,099 RSUs and 1,549 performance RSUs with an aggregate grant date fair value of $1,222 and $59, respectively. The aggregate grant date fair value of the performance RSUs assuming target achievement was $42. The RSUs generally vest in equal annual installments over four years from the grant date. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2018, and vesting will then occur in equal annual installments over various periods ranging from less than one to four years.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted.

Common Stock

During October 2018, employees exercised stock options and RSUs vested resulting in the issuance of 60,587 shares.

Revolving Line of Credit

In October 2018, the Company repaid $30,000 of the amount outstanding under its revolving line of credit and borrowed $8,000 under its revolving line of credit for general operating purposes.  In November 2018, the Company repaid $8,000 of the amount outstanding under its revolving line of credit.

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

We sell the Benefitfocus Platform on a subscription basis, typically through multi-year contracts with employer and insurance carrier customers, with subscription fees paid monthly, quarterly, or annually. The multi-year contracts with our carrier customers are generally only cancellable by the carrier in an instance of our uncured breach, although some of our carrier customers are able to terminate their contracts without cause or for convenience. Software services revenue accounted for approximately 77% and 75% of our total revenue during the three-month periods ended September 30, 2018 and 2017, and 78% of our total revenue during the each of the nine-month periods ended September 30, 2018 and 2017.

Another component of our revenue is professional services. We derive the majority of our professional services revenue from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. In general, it takes from four to six months to implement a new employer customer’s benefits systems and eight to 10 months to implement a new carrier customer’s benefits systems. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 23% and 25% of our total revenue during the three-month periods ended September 30, 2018 and 2017, and 22% of our total revenue during each of the nine-month periods September 30, 2018 and 2017.

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

For the three- and nine-month periods ended September 30, 2018 and 2017, our software services revenue retention rate exceeded 95%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(11,598)	$(14,006)	$(39,661)	$(43,439)
Depreciation	2,888	3,054	8,864	9,246
Amortization of software development costs	1,045	784	2,898	2,408
Amortization of acquired intangible assets	22	65	150	194
Interest income	(73)	(55)	(199)	(129)
Interest expense on building lease financing obligations	1,868	1,864	5,601	5,585
Interest expense on other borrowings	1,458	1,254	4,190	3,526
Income tax expense	13	5	22	10
Stock-based compensation expense	3,347	4,396	12,346	11,646
Transaction costs expensed	-	-	257	-
Costs not core to our business	1,027	359	3,922	480
Total net adjustments	11,595	11,726	38,051	32,966
Adjusted EBITDA	$(3)	$(2,280)	$(1,610)	$(10,473)

Number of Large Employer and Carrier Customers

We have aggressively invested in and intend to continue to invest in our sales function to grow our customer base. We generally define a customer as an entity with an active software services contract as of the measurement date. The following table sets forth the number of large employer and carrier customers for the periods indicated:

	As of September 30,
	2018	2017
Number of customers:
Large employer	1,013	903
Carrier	56	54

While we have increased our net addition of large employer customers by 33% this year, we are actively shifting to new life-based metric in 2019, as indicated in our last quarterly earnings call. However, for the remainder of 2018, we plan to continue to provide the number of large employer and carrier customers as a measurement.  We plan to stop providing customer count in 2019 and plan to introduce a new metric.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Software services	$46,858	$42,317	$143,316	$131,382
Professional services	14,148	13,934	40,634	37,581
Total revenue	$61,006	$56,251	$183,950	$168,963

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and nine months ended September 30, 2018 and 2017.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$61,006	$56,251	$183,950	$168,963
Cost of revenue(1)	31,740	31,310	93,864	93,208
Gross profit	29,266	24,941	90,086	75,755
Operating expenses:
Sales and marketing(1)	17,661	16,467	55,978	52,353
Research and development(1)	10,676	12,568	34,827	37,222
General and administrative(1)	9,263	6,853	29,343	20,487
Total operating expenses	37,600	35,888	120,148	110,062
Loss from operations	(8,334)	(10,947)	(30,062)	(34,307)
Other expense:
Interest income	73	55	199	129
Interest expense on building lease financing obligations	(1,868)	(1,864)	(5,601)	(5,585)
Interest expense on other borrowings	(1,458)	(1,254)	(4,190)	(3,526)
Other income (expense)	2	9	15	(140)
Total other expense, net	(3,251)	(3,054)	(9,577)	(9,122)
Loss before income taxes	(11,585)	(14,001)	(39,639)	(43,429)
Income tax expense	13	5	22	10
Net loss	$(11,598)	$(14,006)	$(39,661)	$(43,439)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$542	$682	$2,153	$1,803
Sales and marketing	759	1,319	2,970	3,575
Research and development	494	743	2,103	2,200
General and administrative	1,552	1,652	5,120	4,068

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.0	55.7	51.0	55.2
Gross profit	48.0	44.3	49.0	44.8
Operating expenses:
Sales and marketing	28.9	29.3	30.4	31.0
Research and development	17.5	22.3	18.9	22.0
General and administrative	15.2	12.2	16.0	12.1
Total operating expenses	61.6	63.8	65.3	65.1
Loss from operations	(13.7)	(19.5)	(16.3)	(20.3)
Other expense:
Interest income	0.1	0.1	0.1	0.1
Interest expense on building lease financing obligations	(3.1)	(3.3)	(3.0)	(3.3)
Interest expense on other borrowings	(2.4)	(2.2)	(2.3)	(2.1)
Other income (expense)	-	-	-	(0.1)
Total other expense, net	(5.3)	(5.4)	(5.2)	(5.4)
Loss before income taxes	(19.0)	(24.9)	(21.5)	(25.7)
Income tax expense	-	-	-	-
Net loss	(19.0)%	(24.9)%	(21.6)%	(25.7)%

Our Segments

The following table sets forth segment results for revenue and gross profit for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue from external customers by segment:
Employer	$38,008	$36,951	$117,690	$106,517
Carrier	22,998	19,300	66,260	62,446
Total net revenue from external customers	$61,006	$56,251	$183,950	$168,963
Gross profit by segment:
Employer	$14,960	$13,373	$49,453	$36,983
Carrier	14,306	11,568	40,633	38,772
Total gross profit	$29,266	$24,941	$90,086	$75,755

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$46,858	76.8%	$42,317	75.2%	$4,541	10.7%
Professional services	14,148	23.2	13,934	24.8	214	1.5
Total revenue	$61,006	100.0%	$56,251	100.0%	$4,755	8.5%

Growth in software services revenue in absolute terms was primarily attributable to a net increase in software subscription revenue of $3.5 million as a result of existing customers adding covered users to our offerings, which we call volume increases, and also to existing customers purchasing additional products, as well as contractual price increases.  Additionally, broker commission revenue increased $0.8 million from enrollments in the quarter.

The increase in professional services revenue was attributable to an increase in customer-specific enhancements, primarily in the carrier segment, partially offset by decreases in implementation revenue and non-recurring consulting services.

Segment Revenue

	Three Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$38,008	62.3%	$36,951	65.7%	$1,057	2.9%
Carrier	22,998	37.7	19,300	34.3	3,698	19.2
Total revenue	$61,006	100.0%	$56,251	100.0%	$4,755	8.5%

Growth in our employer revenue was primarily attributable to a $2.7 million increase in our employer software services revenue, driven by a $1.9 million net increase in software subscription services revenue and $0.8 million net increase in broker commission revenue. Employer professional services revenue decreased $1.7 million as decreases in non-recurring consulting revenue were partially offset by an increase in support revenue from newly activated customers.

The increase in carrier revenue in absolute terms was comprised of an increase in software subscription revenue of $1.5 million and increase in customer-specific enhancements of $1.7 million.

Cost of Revenue

	Three Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$31,740	52.0%	$31,310	55.7%	$430	1.4%

The increase in cost of revenue in absolute terms was primarily attributable to an increase in salaries and other personnel-related costs. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale.

Gross Profit

	Three Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$30,536	65.2%	$27,154	64.2%	$3,382	12.5%
Professional services	(1,270)	(9.0)	(2,213)	(15.9)	943	(42.6)
Gross profit	$29,266	48.0%	$24,941	44.3%	$4,325	17.3%

The increase in software services gross profit was driven by a $4.5 million, or 10.7%, increase in software services revenue, only partially offset by an increase of $1.2 million in software services cost of revenue as we continued to achieve economies of scale. Software services cost of revenue included $0.3 million and $0.4 million of stock-based compensation expense for the three-month periods ended September 30, 2018 and 2017, respectively, and $2.6 million and $2.3 million of depreciation and amortization for the three months ended September 30, 2018 and 2017, respectively.

The improvement in professional services gross loss was driven by an increase in professional services revenue of $0.2 million and a decrease in professional services cost of revenue of $0.7 million. Professional services cost of revenue included $0.2 million and $0.3 million of stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. In addition, professional services cost of revenue included $0.5 million in depreciation and amortization in each of the three-month periods ended September 30, 2018 and 2017.

Segment Gross Profit

	Three Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$14,960	39.4%	$13,373	36.2%	$1,587	11.9%
Carrier	14,306	62.2	11,568	59.9	2,738	23.7
Gross profit	$29,266	48.0%	$24,941	44.3%	$4,325	17.3%

The increase in employer gross profit was driven by a $1.1 million increase in employer revenue and a $0.5 million decrease in employer cost of revenue as we continued to achieve economies of scale.  Our employer cost of revenue included $0.4 million and $0.5 million of stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. In addition, our employer cost of revenue included $1.8 million of depreciation and amortization in each of the three-month periods ended September 30, 2018 and 2017.

The increase in carrier gross profit was comprised of a $3.7 million increase in carrier revenue, partially offset by a $1.0 million increase in carrier cost of revenue. Our carrier cost of revenue included $0.2 million of stock-based compensation expense in each of the three-month periods ended September 30, 2018 and 2017. In addition, carrier cost of revenue included $1.2 million and $1.1 in depreciation and amortization for the three months ended September 30, 2018 and 2017, respectively.

Operating Expenses

	Three Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$17,661	28.9%	$16,467	29.3%	$1,194	7.3%
Research and development	10,676	17.5	12,568	22.3	(1,892)	(15.1)
General and administrative	9,263	15.2	6,853	12.2	2,410	35.2

The increase in sales and marketing expense was primarily attributable to a $1.1 million increase in salaries and personnel-related costs due to hires of sales and marketing associates, and included a decrease in stock-based compensation of $0.6 million. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The decrease in research and development expense reflects continued cost efficiencies during 2018 as salaries and personnel-related costs decreased by $0.6 million and contracted services decreased by $0.6 million. An additional decrease of $0.5 million is attributable to an increase in the amount of software development cost capitalized.

The increase in general and administrative expense included an increase in salary and personnel-related costs of $1.1 million, net of a decrease in stock-based compensation of $0.1 million. The remaining increase was primarily attributable to professional fees incurred in connection with implementing the new accounting standards, as well as costs associated with preparing for our first year of Sarbanes-Oxley 404(b) audit requirements.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$143,316	77.9%	$131,382	77.8%	$11,934	9.1%
Professional services	40,634	22.1	37,581	22.2	3,053	8.1
Total revenue	$183,950	100.0%	$168,963	100.0%	$14,987	8.9%

Growth in software services revenue was primarily attributable to an increase in software subscription revenue of $9.0 million as a result of volume increases, and also to existing customers purchasing additional products, as well as to the net addition of new customers.  Software subscription revenue included an increase of $1.1 million related to a change in estimated revenue from an employer customer contract. Additionally, new insurance broker commissions from enrollments in 2018 contributed an increase of $1.8 million.

The increase in professional services revenue was attributable to an increase in support revenue from newly activated customers of $2.3 million, and an increase in customer-specific enhancements of $2.9 million. These increases were partially offset by decreases in carrier implementation revenue of $1.0 million and non-recurring consulting revenue of $1.4 million.

Segment Revenue

	Nine Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$117,690	64.0%	$106,517	63.0%	$11,173	10.5%
Carrier	66,260	36.0	62,446	37.0	3,814	6.1
Total revenue	$183,950	100.0%	$168,963	100.0%	$14,987	8.9%

Growth in our employer revenue was primarily attributable to a $9.4 million increase in our employer software services revenue, driven primarily by an increase in software subscription revenue of $6.2 million as well as an increase in new insurance broker commissions from enrollments in 2018 of $1.8 million, and a favorable decline in the sales returns and allowance of $1.1 million. Additionally, employer professional services revenue increased $1.7 million primarily from an increase in support revenue and an increase in implementation revenue, partially offset by decreases in non-recurring consulting revenue.

The increase in carrier revenue was primarily attributable to net volume and contractual increases in software services revenue as well as increases in customer-specific enhancement revenue from professional services. These increases were partially offset by a decrease in implementation professional services revenue.

Cost of Revenue

	Nine Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$93,864	51.0%	$93,208	55.2%	$656	0.7%

The increase in cost of revenue in absolute terms was primarily attributable to an increase in salaries and other personnel-related costs, including an increase of $0.3 million in stock-based compensation expense. This increase was partially offset by lower third-party costs. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale.

Gross Profit

	Nine Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$94,492	65.9%	$84,420	64.3%	$10,072	11.9%
Professional services	(4,406)	(10.8)	(8,665)	(23.1)	4,259	(49.2)
Gross profit	$90,086	49.0%	$75,755	44.8%	$14,331	18.9%

The increase in software services gross profit was driven by a $11.9 million, or 9.1%, increase in software services revenue only partially offset by an increase of $1.9 million in software services cost of revenue as we continued to achieve economies of scale. Software services cost of revenue included $1.2 million and $0.9 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively, and $7.5 million and $7.2 million of depreciation and amortization for the nine months ended September 30, 2018 and 2017, respectively.

The improvement in professional services gross loss was driven by an increase in professional services revenue of $3.1 million, or 8.1% and a decrease in professional services cost of revenue of $1.2 million.  Professional services cost of revenue included $0.9 million of stock-based compensation expense for each of the nine-month periods ended September 30, 2018 and 2017, and $1.4 million and $1.6 million in depreciation and amortization for the nine months ended September 30, 2018 and 2017, respectively.

Segment Gross Profit

	Nine Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Employer	$49,453	42.0%	$36,983	34.7%	$12,470	33.7%
Carrier	40,633	61.3	38,772	62.1	1,861	4.8
Gross profit	$90,086	49.0%	$75,755	44.8%	$14,331	18.9%

The increase in employer gross profit was driven by a $11.2 million, or 10.5%, increase in employer revenue and a $1.3 million decrease in employer cost of revenue as we continued to achieve economies of scale.  The decrease in cost of revenue was primarily attributable to decreased third-party costs. Our employer cost of revenue included $1.6 million and $1.4 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. In addition, our employer cost of revenue included $5.5 million and $5.4 million of depreciation and amortization for the nine months ended September 30, 2018 and 2017, respectively.

The carrier gross profit was comprised of $3.8 million increase in carrier revenue offset by a $2.0 million increase in carrier cost of revenue. Our carrier cost of revenue included $0.6 million and $0.4 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. In addition, carrier cost of revenue included $3.5 million and $3.4 million in depreciation and amortization for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$55,978	30.4%	$52,353	31.0%	$3,625	6.9%
Research and development	34,827	18.9	37,222	22.0	(2,395)	(6.4)
General and administrative	29,343	16.0	20,487	12.1	8,856	43.2

The increase in sales and marketing expense was primarily attributable to a $3.4 million increase in salaries and personnel-related costs due to hires of sales and marketing associates. Other changes in sales and marketing expense were an increase of $0.3 million in travel-related costs and a decrease of $1.0 million in marketing expense primarily driven by cost savings experienced in connection with our marketing events. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The decrease in research and development expense reflects continued cost efficiencies during 2018 as salaries and personnel-related costs decreased by $0.3 million and contracted services and professional fees decreased by $1.1 million. An additional decrease of $0.8 million is attributable to an increase in the amount of software development cost capitalized.

The increase in general and administrative expense included an increase in salary and personnel-related costs of $4.1 million, including an increase in stock-based compensation of $1.1 million. The remaining increase was primarily attributable to professional fees incurred in connection with implementing the new accounting standards and costs associated with preparing for our first year of Sarbanes-Oxley 404(b) audit requirements, as well as transaction costs expensed, primarily in connection with a secondary stock offering during the second quarter of 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2018 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, except for revenue recognition, which changed in connection with the adoption of Topic 606 and is described elsewhere in this report.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, our primary sources of liquidity were our cash and cash equivalents totaling $51.1 million, $27.6 million in accounts receivables, net of allowances, and the unused portion of our revolving line of credit. While the revolving line of credit provides for up to an additional $25.8 million in borrowing, in fact, after taking into account the borrowing base limit the amount available to borrow under the revolving line of credit was $4.7 million as of September 30, 2018.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash (used in) provided by:
Operating activities	$(3,982)	$(15,068)
Investing activities	(5,855)	(4,151)
Financing activities	5,567	16,939

Operating Activities

For the nine months ended September 30, 2018, our operating activities used $4.0 million of cash, as our net loss of $39.7 million was offset by $30.3 million for non-cash adjustments and $5.4 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $12.3 million, depreciation and amortization expense of $11.9 million, and accrual of interest on financing obligations of $5.6 million. The cash provided by changes in working capital is primarily driven by decreases in accounts receivable, contract and other current and non-current assets and deferred costs, and increases in accounts payable and accrued expenses. These changes which provide cash were offset by decreases in deferred revenue and accrued compensation expenses.

For the nine months ended September 30, 2017, our operating activities used $15.1 million of cash, as our net loss of $43.4 million and $1.0 million of cash used in changes in working capital was partially offset by $29.4 million for non-cash adjustments. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $11.8 million, non-cash stock compensation expense of $11.6 million, and accrual of interest on financing obligations of $5.6 million. The cash used in changes in working capital is primarily driven by increases in accounts receivable, decreases in deferred revenue and the timing of payments for accounts payable, accrued expenses and accrued compensation and benefits and deferred revenue, partially offset by decreases in contract, prepaid and other current and non-current assets and deferred contract costs.

Investing Activities

For the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $5.8 million and $6.2 million, respectively, for the purchase of property and equipment. Additionally, during the nine months ended September 30, 2017, the maturity of short-term investments classified as held-to-maturity provided $2.0 million.

Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities was $5.6 million, consisting primarily of net draws on the revolving line of credit of $13.0 million and $0.5 million from stock option exercises and employee stock purchase program. These were partially offset by payments of $7.9 million of financing and capital lease obligations.

For the nine months ended September 30, 2017, net cash provided by financing activities was $16.9 million, consisting primarily of net draws on the revolving line of credit of $20.0 million and $3.6 million from stock option exercises. These were partially offset by payments of $6.6 million of financing and capital lease obligations.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” and subsequent related updates. The guidance requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for us beginning January 1, 2019, but early adoption is permitted. We are continuing to evaluate the impact of this update on our consolidated financial statements.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At September 30, 2018, we had borrowings under the revolving line of credit of $69.2 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.7 million change in our annual interest expense on our outstanding borrowings at September 30, 2018. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2018 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2018.

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

We have had a history of net losses, including a net loss of $50.3 million for the year ended December 31, 2017 and net losses of $39.7 million and $43.4 million for the nine months ended September 30, 2018 and 2017, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on August 4, 2017, the first trading day after we publicly announced our operating results for the second quarter ended June 30, 2017, our stock price dropped $7.10 per share, or approximately 20.5%, to $27.50.

Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;
•	the extent to which our products and services achieve or maintain market acceptance, including through brokers;
•	changes in the regulatory environment related to benefits and healthcare;
•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;
•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	regulatory compliance costs;
•	the timing, size, and integration success of potential future acquisitions; and
•	unforeseen legal expenses, including litigation and settlement costs.

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

Implementation of these new standards, and any future accounting pronouncements, implementation guidelines, or interpretations, could have an adverse impact on our reported financial results, require that we make significant changes to our systems, processes and controls, or the way we conduct our business. In addition, we are expending considerable effort and resources preparing for and implementing both of these accounting updates, which in and of itself could have negative impact on our results of operations.

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

Our growth depends in part on the success of our strategic relationships with third parties, including brokers.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties including resellers such as Mercer Health and Benefits LLC, or Mercer, and SAP SE, and other referral sources such as brokers, consultants, specialty benefits providers, insurance carriers, technology and content providers, and third-party system integrators. Identifying partners, negotiating and documenting relationships with them, and developing referral sources requires significant time and resources. Our expanded relationship with and February 2015 sale of stock to Mercer increases our reliance on it and related risks, including Mercer’s competitors being less likely to do business with us. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

Failure to manage our continued growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.

We have been experiencing continued growth, which could put a strain on our business. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems, and controls. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to effectively manage our growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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

We might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or sale of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. In addition, each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

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

•

Personal Privacy and Consumer Protection.  There are numerous U.S. federal and state laws and regulations that have been adopted or are being considered regarding the collection, retention, use, and disclosure of personal information. In addition to HIPAA, we might be subject to various laws, rules and regulations related to privacy and information security such as those promulgated under the Gramm-Leach-Bliley Act and various state laws regulating the use and security of personal information. Those laws, rules, and regulations include requirements such as reasonable and appropriate safeguards to protect personal information, or providing appropriate notice to consumers about how their personal information will be used or disclosed. In addition, U.S. state legislatures have been actively enacting new laws addressing data security, security breach notification, and privacy, including the California Consumer Privacy Act of 2018. These areas may present implementation challenges and could be an enforcement priority for the state regulators generating increased lawsuits by consumers and other individuals. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.

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

The Goldman Sachs Group, affiliates of which owned approximately 11.7% of the voting and economic interest in our business at September 30, 2018, is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHC Act. The BHC Act imposes regulations and requirements on The Goldman Sachs Group and on any company that is deemed to be controlled by The Goldman Sachs Group under the BHC Act and the regulations of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Due to the size of its voting and economic interest, we might still be deemed to be controlled by The Goldman Sachs Group and are therefore considered to be a non-bank “subsidiary” of The Goldman Sachs Group under the BHC Act. We will remain subject to this regulatory regime until The Goldman Sachs Group is no longer deemed to control us for purposes of the BHC Act, which we do not generally have the ability to control and which will not occur until The Goldman Sachs Group has significantly reduced its voting and economic interest in us.

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

As a non-bank subsidiary of a bank holding company, we are subject to examination by the Federal Reserve and required to provide information and reports for use by the Federal Reserve under the BHC Act. In addition, we may be subject to regulatory oversight and examination because we are a technology service provider to regulated financial institutions. The Federal Reserve may also impose substantial fines and other penalties for violations of applicable banking laws, regulations and orders. Further, the Dodd-

Frank Act, including Title VI thereunder known as the “Volcker Rule”, and related financial regulatory reform has resulted in the issuance of numerous regulations designed to increase and strengthen the regulation of bank holding companies, including The Goldman Sachs Group and its affiliates. The Volker Rule, in relevant part, restricts banking entities from proprietary trading (subject to certain exemptions) and from acquiring or retaining any equity, partnership or other interests in, or sponsoring, a private equity fund, subject to satisfying certain conditions, and from engaging in certain transactions with funds.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. The public market for our stock is new. From our IPO in September 2013 through September 30, 2018, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2018, we had an aggregate of 31,899,960 shares of common stock outstanding. As of September 30, 2018, there also were outstanding options and restricted stock units to purchase 2,409,045 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. We have also registered an aggregate of 9,099,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of September 30, 2018, our directors, executive officers, and their affiliated entities beneficially owned approximately 21.2% of our outstanding common stock. In particular, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., and GS Capital Partners VI GmbH & CO. KG, which are affiliates of Goldman, Sachs & Co. and which we refer to as the Goldman Funds, collectively beneficially owned approximately 11.7%. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our certificate of incorporation and bylaws, and the approval of mergers or other business combination transactions.

Additionally, the Goldman Funds, Mason R. Holland, Jr., our Executive Chairman and a director, and Shawn A. Jenkins, our Senior Advisor for Innovation and a director until April 1, 2018, entered into a voting agreement for the election of directors. As of June 30, 2018, these stockholders collectively beneficially owned approximately 28.7% of our common stock. Pursuant to the voting agreement, until September 2018 the parties are obligated to vote all of their shares to elect two directors nominated by the Goldman Funds and each of Messrs. Holland and Jenkins to our board of directors, if requested. As a result, these stockholders will have significant influence on the outcome of director elections. This concentration of ownership might discourage, delay, or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

In addition, we anticipate we will no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as of December 31, 2018.  Accordingly, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ending December 31, 2018.  We will also be required to include additional information regarding executive compensation and include a nonbinding advisory vote on executive compensation in our 2019 proxy statement.  These additional reporting requirements, among others, may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing legal requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

For as long as we continue to be an emerging growth company, we may take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from the requirements of auditor attestation reports on the effectiveness of our internal control over financial reporting. We cannot predict if investors will find our common stock less attractive while we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Date: November 2, 2018

Benefitfocus, Inc.

By:	/s/ Jonathon E. Dussault
Jonathon E. Dussault
Chief Financial Officer
(Principal financial and accounting officer)