Form 10-Q
period 2019-03-31
Benefitfocus,Inc.
filed 2019-05-02
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer

☐	Smaller reporting company	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	BNFT	Nasdaq Global Market

As of April 26, 2019, there were approximately 32,530,485 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$144,158	$190,928
Accounts receivable, net	28,247	21,077
Contract, prepaid and other current assets	19,039	16,667
Total current assets	191,444	228,672
Property and equipment, net	27,324	69,965
Financing lease right-of-use assets	80,867	–
Operating lease right-of-use assets	2,172	–
Intangible assets, net	14,411	–
Goodwill	12,304	1,634
Deferred contract costs and other non-current assets	12,507	13,668
Total assets	$341,029	$313,939
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$4,755	$8,687
Accrued expenses	10,310	11,461
Accrued compensation and benefits	13,989	17,269
Deferred revenue, current portion	36,326	36,540
Lease liabilities and financing obligations, current portion	6,771	4,486
Total current liabilities	72,151	78,443
Deferred revenue, net of current portion	10,569	9,323
Convertible senior notes	179,442	176,692
Lease liabilities and financing obligations, net current portion	89,095	57,116
Other non-current liabilities	162	2,575
Total liabilities	351,419	324,149
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 32,070,628 and 32,017,773 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	409,973	403,631
Accumulated deficit	(420,395)	(413,873)
Total stockholders' deficit	(10,390)	(10,210)
Total liabilities and stockholders' deficit	$341,029	$313,939

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$68,299	$62,363
Cost of revenue	32,852	31,403
Gross profit	35,447	30,960
Operating expenses:
Sales and marketing	19,619	19,917
Research and development	13,090	12,023
General and administrative	11,796	9,693
Total operating expenses	44,505	41,633
Loss from operations	(9,058)	(10,673)
Other income (expense):
Interest income	660	58
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	–	(1,866)
Interest expense	(5,814)	(1,317)
Other income	9	–
Total other expense, net	(5,145)	(3,125)
Loss before income taxes	(14,203)	(13,798)
Income tax expense	6	4
Net loss	$(14,209)	$(13,802)
Comprehensive loss	$(14,209)	$(13,802)
Net loss per common share:
Basic and diluted	$(0.44)	$(0.44)
Weighted-average common shares outstanding:
Basic and diluted	32,056,934	31,333,348

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of lease standard	–	–	–	7,687	7,687
Exercise of stock options	18,600	–	89	–	89
Issuance of common stock upon vesting of restricted stock units	34,255	–	–	–	–
Stock-based compensation expense	–	–	6,253	–	6,253
Net loss	–	–	–	(14,209)	(14,209)
Balance, March 31, 2019	32,070,628	$32	$409,973	$(420,395)	$(10,390)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2017	31,307,989	$31	$352,496	$(361,246)	$(8,719)
Exercise of stock options	9,250	–	42	–	42
Issuance of common stock upon vesting of restricted stock units	15,208	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	7,022	–	180	–	180
Stock-based compensation expense	–	–	4,325	–	4,325
Net loss	–	–	–	(13,802)	(13,802)
Balance, March 31, 2018	31,339,469	$31	$357,043	$(375,048)	$(17,974)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(14,209)	$(13,802)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	5,335	3,930
Stock-based compensation expense	6,367	4,325
Accretion of interest on convertible senior notes	2,749	–
Interest accrual on financing obligations (prior to adoption of ASC 842)	–	1,879
Rent expense in excess of payments	9	–
Provision for doubtful accounts	265	359
Changes in operating assets and liabilities:
Accounts receivable, net	(6,514)	54
Contract, prepaid and other current assets	(2,495)	881
Deferred costs and other non-current assets	1,568	1,166
Accounts payable and accrued expenses	(4,867)	2,722
Accrued compensation and benefits	(3,580)	(2,962)
Deferred revenue	(5,089)	(2,127)
Other non-current liabilities	(23)	(108)
Net cash and cash equivalents used in operating activities	(20,484)	(3,683)
Cash flows from investing activities
Business combination, net of cash acquired	(21,033)	–
Purchases of property and equipment	(2,955)	(1,641)
Net cash and cash equivalents used in investing activities	(23,988)	(1,641)
Cash flows from financing activities
Draws on revolving line of credit	–	31,000
Payments on revolving line of credit	–	(24,000)
Payments of debt issuance costs	(357)	–
Proceeds from exercises of stock options and ESPP	89	222
Payments on capital lease and financing obligations	(655)	(2,448)
Payments of principal on financing lease obligations	(1,375)	–
Net cash and cash equivalents (used in) provided by financing activities	(2,298)	4,774
Net decrease in cash and cash equivalents	(46,770)	(550)
Cash and cash equivalents, beginning of period	190,928	55,335
Cash and cash equivalents, end of period	$144,158	$54,785

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$382	$452
Property and equipment purchased with financing and capital lease obligations	$—	$713
Post contract support purchased with financing obligations	$—	$275

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, incremental borrowing rate used in lease accounting, stock-based compensation, the determination of the useful lives of assets and the impairment assessment of goodwill as well as the estimates disclosed in association with revenue recognition. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

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

Software Services Revenues

Software services revenues primarily consist of monthly subscription fees paid to the Company by its employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Fees are generally charged based on the number of employees or subscribers with access to the solution. Software services revenue also includes certain other revenue which is generated from the value of policies or products enrolled in through Company’s marketplace.

Software services revenues are generally recognized on a ratable basis over the contract term beginning on the date the software services are made available to the customer. The Company’s software service contracts are generally three years. Revenue from insurance broker commissions and supplier transactions is recognized at a point in time when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by estimates for risks from collectability, policy cancellation and termination.

Professional Services Revenues

Professional services revenues primarily consist of fees related to the implementation of software products purchased by customers. Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services, support services and training are also included in professional services revenue.

Revenue from implementation services with insurance carrier customers are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right. In certain arrangements, the Company utilizes estimates of hours as a measure of progress to determine revenue.

Revenues from implementation services with employer customers are generally recognized as those services are performed.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions.  Payments of sales commissions generally include multiple payments. The Company capitalizes only those payments made within an insignificant time from the contract inception, typically three months or less.  Subsequent payments are expensed as incurred. The capitalized costs are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years. The Company expenses the costs to obtain a contract when the amortization period is less than one year. The balance of deferred costs related to obtaining contracts included in deferred contract costs and other non-current assets was $6,859 and $7,506 as of March 31, 2019 and December 31, 2018, respectively.  Sales and marketing expense includes $1,047 and $1,102 of amortization for the three months ended March 31, 2019 and 2018, respectively.

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. The balance of deferred fulfillment costs included in deferred contract costs and other non-current assets was $4,967 and $5,235 as of March 31, 2019 and December 31, 2018, respectively. Cost of revenue expense includes $802 and $895 of amortization for the three months ended March 31, 2019 and 2018, respectively.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. Revenue from one customer was approximately 11% and 12% of the total revenue in the three-month period ended March 31, 2019 and 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $657 and $392 as of March 31, 2019 and December 31, 2018, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, delivery issues or delays, and past due customer billings. The allowance for returns was $3,051 and $3,191 as of March 31, 2019 and December 31, 2018, respectively.

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

In the three months ended March 31, 2019 and 2018, the Company capitalized software development costs of $2,063 and $1,280, respectively, and amortized capitalized software development costs of $1,178 and $889, respectively. The net book value of capitalized software development costs was $10,691 and $9,806 at March 31, 2019 and December 31, 2018, respectively.

Leases (after adoption of ASC 842)

The Company regularly enters into finance leases for property and equipment. The leasing arrangements for the Company’s office space at its headquarters campus are classified as finance leases.  The Company also leases office space under operating leases.

The Company determines if an arrangement is a lease at inception. Right of use, or ROU, assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent an obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s operating leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on information available at commencement date to determine the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives, or initial direct costs. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense. The Company has lease agreements which require payments for lease and non-lease components (e.g. common area maintenance and equipment maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as maintenance costs based on future obligations, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Recently Adopted Accounting Standards

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” codified as ASC 842. The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. ASC 842 introduces new disclosure requirements for leasing arrangements. The Company adopted this update using the modified transition method at the beginning of the period of adoption. Accordingly, the Company did not adjust prior period financial statements, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in 2019 in the amount of $7,687. The Company utilized the following additional significant policy elections:

•	Elected the package of three transition practical expedients to not reassess:
o	whether any expired or existing contracts are or contain a lease;
o	the classification of any expired or existing leases; and
o	the treatment of initial direct costs.
•

Adopted a policy to not separate lease and associated nonlease components for all classes of assets. The Company applied this policy to all existing leases on transition as well as new leases going forward.

•	Adopted a policy to not include leases with a term of 12 months or less in the recognized ROU assets and lease liabilities for all classes of assets.

The adoption of this standard had a significant impact on the Company’s consolidated financial statements as follows:

•

Net assets of $21,019 and related financing obligations and other noncurrent liabilities of $34,909 for existing build-to-suit lease arrangements were derecognized. These leases were transitioned to the new standard based on a proforma analysis of the lease balances as of the transition date as if they had been leases under ASC 840. Based on this analysis, the land component of these leases was combined with the remainder of the lease obligations. Historically, these obligations were accounted for separately and recognized as part of facilities expense and allocated to cost of revenue and operating expenses. Amounts recognized included $56,422 of net ROU assets, $2,848 of net leasehold improvements, and $63,952 of total finance lease liabilities. The net cumulative adjustment to accumulated deficit to derecognize and transition these leases was $7,687.

•

Finance lease liabilities and ROU assets of $3,589 were recorded related to payment obligations for nonlease components (e.g. common area maintenance and equipment maintenance) associated with existing capital leases.

•	Operating lease liabilities and ROU assets of $1,169 were recorded related to existing operating lease obligations.

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

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2019	2018
Restricted stock units	2,013,082	1,730,065
Stock options	214,647	253,905
Convertible senior notes	4,513,824	-
Employee Stock Purchase Plan	1,959	4,358
Total anti-dilutive common share equivalents	6,743,512	1,988,328

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(14,209)	$(13,802)
Net loss attributable to common stockholders	$(14,209)	$(13,802)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,056,934	31,333,348
Net loss per common share, basic and diluted	$(0.44)	$(0.44)

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

	March 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$136,596	$—	$—	$136,596
Total assets	$136,596	$—	$—	$136,596

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$182,748	$—	$—	$182,748
Total assets	$182,748	$—	$—	$182,748

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Business Combination

On February 25, 2019, the Company purchased certain operating assets and liabilities, intellectual property and intangible assets, including the workforce in place, of the commercial business of Connecture, Inc., for $21,072 ($24,000 before working capital adjustments).  This acquisition added technology to potentially strengthen the Company’s platform, expand its customer reach, and enhance the value the Company delivers to its carrier customers.

The following table summarizes the fair value of the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration Transferred
Cash	$20,033
Payable	39
Contingent consideration arrangement	1,000
Fair value of total consideration transferred	$21,072

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable, net	$921
Contract, prepaid and other current assets	561
Property and equipment, net	198
Operating lease right-of-use assets	1,107
Intangible assets, net	14,600
Deferred contract costs and other non-current assets	430
Accrued compensation and benefits	(186)
Deferred revenue, current portion	(6,122)
Operating lease ROU liabilities, current portion	(84)
Operating lease ROU liabilities, net of current portion	(1,023)
Total identifiable net assets	10,402
Goodwill	10,670
Total identifiable net assets and goodwill	$21,072

The goodwill of $10,670 arising from the acquisition consists largely of the value of the acquired organized workforce as well as economies of scale. The goodwill recognized is expected to be deductible for income tax purposes.

The identifiable intangible assets acquired have a weighted average amortization period of 6.5 years and include developed technology, customer relationships, and trade name.  The Company did not acquire any contingent liabilities as part of the transaction.

The $21,072 fair value purchase price includes cash of $21,033 and a liability to Connecture of $39 for estimated working capital adjustments.  The cash transferred includes $1,000 in contingent consideration placed into a third-party escrow.  These escrowed funds are released to Connecture as required contractual consents to the assignment of service arrangements are obtained from specified customers.  The undiscounted consideration distributable to Connecture under this arrangement ranges from $0 to $1,000.  As customer consents are obtained, the amount of the undiscounted consideration associated with the customer is transferred to Connecture.  For any specified service contracts that, at the end of one year, are continuing to be honored by the customer, whether or not affirmative consent has been received from such customer, the related escrowed funds will be distributed to Connecture.  If during the first year after the closing date of the acquisition, a customer refuses to consent to the assignment of the contract, or fails to deliver consent and stops performing under the contract or otherwise terminates the contract, the portion of the escrow related to that customer contract will then be distributable back to the Company.  The Company expects all of the contingent consideration will be distributed to Connecture within one year of acquisition.  Therefore, the full $1,000 undiscounted escrow balance is included in the fair value of the consideration transferred for the acquisition.

The fair value of the consideration transferred along with accounts receivable, contract assets, and deferred revenue is provisional pending finalization of the working capital adjustment to the purchase price defined by the agreement between the parties.  The fair value of property and equipment, right of use assets, and lease liabilities is provisional pending finalization of the Company’s review of supporting records for these assets and liabilities.

The Company incurred $289 in costs related to completing the acquisition of which $191 are recognized in General and administrative expense for the quarter ended March 31, 2019.

Revenue and expenses recognized by the Company related to the operations of the acquired business were immaterial for the period from the acquisition to March 31, 2019.

Coincident with the acquisition, the Company entered into two additional agreements with Connecture each of which are accounted for separately at contracted prices as described below:

•	Transition Services Agreement where each party provides certain transition services to the other for a 12-month period to facilitate an orderly transition the acquired business.
•

An agreement for the Company to provide interim services to Connecture as a subcontractor under a master services agreement maintained by Connecture that includes service commitments related to both the acquired business and Connecture’s retained business while the parties work together with the customer to legally separate the contract.

Supplemental pro forma revenue and earnings information are not presented since historical records for the acquired business are not available.  Therefore, determining the amount of revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable periods would require significant estimates of amounts that the Company cannot independently substantiate. The Company estimates that the difference between pro forma information compared to reported results would not be significant.

6. Convertible Senior Notes

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

As of March 31, 2019, the Notes were not convertible.

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

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components in proportion to the allocation of proceeds. Transaction costs attributable to the liability component, totaling $4,808, are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $1,550, and were included with the equity component in shareholders’ equity.

The Notes consist of the following as of:

	As of
	March 31, 2019	December 31, 2018
Liability Component:
Principal	$240,000	$240,000
Less: debt discount, net of amortization	(60,558)	(63,308)
Net carrying amount	$179,442	$176,692
Equity component (a)	56,950	56,950
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

Three Months Ended March 31,
2019
1.25% coupon	$750
Amortization of debt discount and transaction costs	2,749
$3,499

As of March 31, 2019, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$276,000	$179,442	$254,400	$176,692

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Notes, with an initial strike price of approximately $53.17 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $89.98. The cost of the purchased capped calls of $33,024 was recorded to stockholders’ deficit and will not be re-measured provided it continues to meet the conditions for equity classification.

Based on the closing price of our common stock of $49.52 on March 31, 2019, the if-converted value of the Notes was less than their respective principal amounts.

7. Revolving Line of Credit

The Company executed a loan and security agreement with a syndicate of lenders led by Silicon Valley Bank for a senior revolving credit agreement in February 2015 (as subsequently amended, the “Senior Revolver”). The Company is bound by customary affirmative and negative covenants in connection with the Senior Revolver, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of the Company’s tangible and intangible assets, including intellectual property and the equity of subsidiaries.

As of March 31, 2019 and December 31, 2018, there were no amounts outstanding under the Senior Revolver. As of March 31, 2019, the amount available to borrow was $89,609.

8. Commitments

Total net cash flows were not impacted by adoption of ASC 842; however, classification of some transactions moved between operating and financing activities. Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Three Months Ended March 31, 2019
Financing cash flows from finance leases	$1,375
Operating cash flows from finance leases	$2,131
Operating cash flows from operating leases	$146
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$-
Operating lease liabilities	$1,107

As of March 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

Operating Leases

The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2020 and 2027. Some of the leases provide for renewal terms at the Company’s option. Certain future minimum lease payments due under these operating lease agreements contain free rent periods or escalating rent payment provisions. These leases generally do not contain purchase options. Lease expense is recognized on a straight-line basis over the lease term as an operating expense.

The components of operating lease expense were as follows:

Three Months Ended March 31, 2019
Fixed operating lease expense	$155
Short-term lease expense, net	24
Variable operating lease expense	27
Total operating lease expense	$206

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases:

Lease Assets and Liabilities	Classification	As of March 31, 2019
Assets
Operating lease ROU asset - Buildings	Operating lease right-of-use assets	$2,172

Liabilities
Operating lease ROU liabilities, current portion	Current liabilities	615
Operating lease ROU liabilities, net of current portion	Other non-current liabilities	1,779
Total operating lease liabilities		2,394

Weighted average remaining lease term (in years)		5.87
Weighted average discount rate		5.73%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2019:

Operating Leases
Year Ending December 31,
Remainder of 2019	$575
2020	445
2021	385
2022	391
2023	398
Thereafter	660
Total minimum lease payments	2,854
Less: imputed interest	(460)
Total operating lease liabilities	$2,394

Finance Leases

The Company leases three buildings on its Charleston, South Carolina campus. Under ASC 840, one leasing arrangements was accounted for as a capital lease while the remaining two lease agreements were accounted for as build-to-suit, failed sale-leaseback arrangements. Accordingly, the Company recognized liabilities for the lease payments related to these two buildings, which were recorded as financing obligations. Pursuant to ASC 842, the assets and related financing obligations for the existing build-to-suit lease arrangements were derecognized with a cumulative adjustment of $7,687 to accumulated deficit. These leases were transitioned to the new standard based on an analysis of the lease balances as of the transition date as if they had been a lease under ASC 840. Based on this analysis, the land components of these leases were combined with the remainder of the lease obligation whereas this obligation was previously accounted for separately and recognized as part of facility expense. To calculate the present value of lease payments, the Company used an incremental borrowing rate based on third-party valuation results as of December 2016. All three leasing arrangements are classified as finance leases under ASC 842.

As a result of the adoption of ASC 842, operating expenses increased as depreciation expense related to the buildings increased due to shortening the period of depreciation from the estimated life of the asset to the expected term of the lease.  Additionally, interest expense decreased as a result of a discount rate that is lower than the rate required for build-to-suit accounting.  Additional information regarding these three leases is incorporated in the following disclosures.

The Company has entered into various purchase agreements to obtain property and equipment for operations that are accounted for as finance leases. These arrangements have original terms ranging from 3 to 5 years with interest rates ranging from 5.25% to 14.09%. The leases are secured by the underlying leased property and equipment.

The components of finance lease expense were as follows:

Three Months Ended March 31, 2019
Amortization of ROU assets	$2,035
Interest on lease liabilities	2,125
Variable finance lease expense	8
Total finance lease expense	$4,168

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s finance leases:

Lease Assets and Liabilities	Classification	As of March 31, 2019
Assets
Finance lease ROU asset	Finance lease right-of-use assets, net	$82,827
Finance lease ROU accumulated amortization	Finance lease right-of-use assets, net	(1,960)
Finance lease ROU assets, net		80,867

Liabilities
Finance lease ROU liabilities, current portion	Current Liabilities	$5,384
Finance lease ROU liabilities, net of current portion	Other non-current liabilities	86,471
Total finance lease liabilities		91,855

Weighted average remaining lease term (in years)		12.14
Weighted average discount rate		9.40%

The following table presents the maturity of the Company’s finance lease liabilities as of March 31, 2019:

Finance Leases
Year Ending December 31,
Remainder of 2019	$10,422
2020	11,968
2021	11,430
2022	11,176
2023	11,506
Thereafter	103,616
Total minimum lease payments	160,118
Less: imputed interest	(68,263)
Total finance lease liabilities	$91,855

9. Stock-based Compensation

Restricted Stock Units

During the three months ended March 31, 2019, the Company granted 53,378 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $2,543. These RSUs generally vest in equal annual installments over various periods ranging from less than 1 to 4 years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSU’s is approximately 3.10 years from the date of grant.

10. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At March 31, 2019, the Company had reserved a total of 4,209,856 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	214,647
Restricted stock units	2,013,082
Available for future issuance under stock award plans	1,858,712
Available for future issuance under ESPP	123,415
Total common shares reserved for future issuance	4,209,856

11. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended March 31,
	2019	2018
Service line:
Software services	$53,012	$48,170
Professional services	15,287	14,193
Total	$68,299	$62,363

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Three Months Ended March 31, 2019
Contract assets	$12,798	$12,383
Contract liabilities:
Deferred revenue	$45,863	$46,895

Three Months Ended March 31, 2018
Contract assets	$11,522	$9,329
Contract liabilities:
Deferred revenue	$55,027	$52,900

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.  Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the three months ended March 31, 2019 and 2018.

The following tables show the significant changes in contract asset balances:

	Three Months Ended March 31,
Contract Assets	2019	2018
Transferred to receivables from contract assets	$4,099	$4,865
Revenue recognized from performance obligations satisfied but not billed	$3,684	$2,757

Revenue recognized during the three months ended March 31, 2019 that was included in the deferred revenue balance at the beginning of the periods was $13,146.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods $992 during the three months ended March 31, 2019.

Performance Obligations

As of March 31, 2019, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $215,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

12. Income Taxes

The Company’s effective federal tax rate for the three months ended March 31, 2019 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

13. Segments and Geographic Information

During the three months ended March 31, 2019, the Company concluded that the composition of its reportable segments changed as a result of changes in the structure of its internal organization.  As a result of these changes, the Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

14. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease right-of-use assets and lease liabilities on the Consolidated Balance Sheet as of March 31, 2019. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $3,331 and $3,326 for the three months ended March 31, 2019 and 2018. Other amounts due to these related parties were $223 and $833 as of March 31, 2019 and December 31, 2018, respectively and were recorded in “Accrued expenses.”

In March 2019, the Company terminated its cancellable lease agreement to construct additional office space under its December 12, 2016 lease.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $119 and $13 for the three months ended March 31, 2019 and 2018, respectively. There were no amounts due to these companies as of March 31, 2019 or December 31, 2018.

During 2018, the Company entered into an agreement to purchase software and services from a company affiliated with a Company director.  The aggregate amount of payments due under this contract is $115.  Payments related to this agreement were $35 for the three months ended March 31, 2019.  There were no amounts due to this company as of March 31, 2019.  Amounts due to this company were $35 as of December 31, 2018

15. Subsequent Events

Restricted Stock Units

On April 1, 2019, the Company granted 344,978 RSUs and 544,809 performance RSUs with an aggregate grant date fair value of $16,422 and $25,759, respectively. The aggregate grant date fair value of the performance RSUs assuming target achievement was $18,185. The RSUs generally vest in equal annual installments over four years from the grant date. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2019, and vesting will then occur in equal annual installments over various periods ranging from less than one to four years.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The weighted-average vesting period for these RSUs and performance RSUs is approximately 3.42 and 3.65 years from the date of grant, respectively.

Common Stock

During April 2019, employees exercised stock options and RSUs vested resulting in the issuance of 459,857 shares.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

Overview

Benefitfocus provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers, suppliers and brokers. The Benefitfocus Platform simplifies how organizations and individuals transact benefits. Our employer, carrier and supplier customers rely on our platform to manage, scale and exchange benefits data seamlessly. We believe our solutions drive value for all participants in our benefits ecosystem.

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

In 2018, we expanded our economic model to include a transaction-oriented, marketplace solution, known as BenefitsPlace, designed to align employers, brokers, carriers and suppliers around the needs of consumers on our platform from our employer, carrier and broker connections. In this model, our BenefitsPlace partners sell their voluntary benefit offerings through a holistic, multidimensional marketplace.  This marketplace is designed to increase the economic value of the consumer lives on our platform by aligning platform products to consumer needs. In exchange for Benefitfocus delivering consumer access, data-driven analysis and operational efficiencies, BenefitsPlace partners pay us a percentage of the value that is transacted on our platform. BenefitsPlace carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency. BenefitsPlace supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

We classify our revenue into two streams – software services revenue and professional services revenue.  Software services revenue primarily consists of monthly subscription fees and BenefitsPlace transactional revenue. Monthly subscription fees are paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Software services revenue also includes BenefitsPlace transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace.  BenefitsPlace carrier revenue is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and BenefitsPlace supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Software services revenue accounted for approximately 78% and 77% of our total revenue during the three-month period ended March 31, 2019 and 2018, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 22% and 23% of our total revenue during the three-month period ended March 31, 2019 and 2018, respectively.

Expanding our customer base is a key element of our growth strategy. We believe that our continued innovation and new solutions, such as BenefitsPlace, which extend the functionality of our mobile offerings, provide more robust data analytics capabilities, and enhance our ability to quickly respond to evolving market needs with innovative capabilities, will help us attract additional net benefit eligible lives to our platform through new employer customers, partners, and brokers, and increase our revenue from existing customers and relationships.

We believe that there is a substantial market for our services, and we have been investing in growth over the past several years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last eight years, and expect our operating losses to continue for at least the next year. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and our hybrid subscription and transaction-based financial model, we believe that our current investment in growth should lead to substantially increased revenue, which may allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and project our future performance. These metrics help us develop and refine our growth strategies and make strategic decisions. We discuss revenue, gross margin, and the components of operating loss in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results”. In addition, we utilize other key metrics as described below.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expenses, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets, transaction and acquisition-related costs expensed and costs not core to our business. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

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

	Three Months Ended March 31,
	2019	2018
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(14,209)	$(13,802)
Depreciation	3,967	2,977
Amortization of software development costs	1,178	889
Amortization of acquired intangible assets	190	64
Interest income	(660)	(58)
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	-	1,866
Interest expense	5,814	1,317
Income tax expense	6	4
Stock-based compensation expense	6,367	4,325
Transaction and acquisition-related costs expensed	642	-
Costs not core to our business	320	1,371
Total net adjustments	17,824	12,755
Adjusted EBITDA	$3,615	$(1,047)

Net Benefit Eligible Lives

We are focused on driving revenue growth from adding lives to our platform and driving incremental transaction revenue. We believe the number of net benefit eligible lives is a key indicator of our market penetration, growth and future revenue. We believe net benefit eligible lives is highly correlated to our subscription revenue and is the foundation of our transaction revenue opportunity. We define a net benefit eligible life as enrollment subscription with standard contracting, plus their estimated dependents, as of the measurement date. This definition excludes lives from other subscription-related contracts.

	As of March 31,
	2019	2018
	(in millions)
Net benefit eligible lives	15.5	11.8

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

Our software services revenue retention rate exceeded 95% for the three months ended March 31, 2019 and 2018.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Software services	$53,012	$48,170
Professional services	15,287	14,193
Total revenue	$68,299	$62,363

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

Software Services Revenues

Software services revenues primarily consist of monthly subscription fees paid to us by our customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Fees are generally charged based on the number of employees or subscribers with access to the solution. Software services revenue also includes BenefitsPlace transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace.

Software services revenues are generally recognized on a ratable basis over the contract term beginning on the date the software services are made available to the customer. Our software service contracts are generally three years. BenefitsPlace carrier revenue is generally recognized over the policy period of the enrolled products. Revenue from insurance broker commissions and BenefitsPlace supplier transactions is recognized at the point when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by estimates for risk from premium collection, policy cancellation and termination.

Professional Services Revenues

Professional services revenues primarily consist of fees related to the implementation of software products purchased by customers.  Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services, support services and training are also included in professional services revenue.

Revenue from implementation services with insurance carrier customers are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right. We utilize estimates of hours as a measure of progress to determine revenue for certain types of arrangements.

Revenues from implementation services with employer customers are generally recognized as those services are performed.

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

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in absolute terms as a result of ongoing public company costs, including those associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, and increased professional services expenses, particularly associated with the adoption of new accounting standards and integration of acquired businesses.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three months ended March 31, 2019 and 2018.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$68,299	$62,363
Cost of revenue(1)	32,852	31,403
Gross profit	35,447	30,960
Operating expenses:
Sales and marketing(1)	19,619	19,917
Research and development(1)	13,090	12,023
General and administrative(1)	11,796	9,693
Total operating expenses	44,505	41,633
Loss from operations	(9,058)	(10,673)
Other income (expense):
Interest income	660	58
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	–	(1,866)
Interest expense	(5,814)	(1,317)
Other income	9	–
Total other expense, net	(5,145)	(3,125)
Loss before income taxes	(14,203)	(13,798)
Income tax expense	6	4
Net loss	$(14,209)	$(13,802)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2019	2018
Cost of revenue	$899	$711
Sales and marketing	1,686	954
Research and development	1,192	768
General and administrative	2,590	1,892

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	48.1	50.4
Gross profit	51.9	49.6
Operating expenses:
Sales and marketing	28.7	31.9
Research and development	19.2	19.3
General and administrative	17.3	15.5
Total operating expenses	65.2	66.8
Loss from operations	(13.3)	(17.1)
Other income (expense):
Interest income	1.0	0.1
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	-	(3.0)
Interest expense	(8.5)	(2.1)
Other income	-	-
Total other expense, net	(7.5)	(5.0)
Loss before income taxes	(20.8)	(22.1)
Income tax expense	-	-
Net loss	(20.8)%	(22.1)%

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$53,012	77.6%	$48,170	77.2%	$4,842	10.1%
Professional services	15,287	22.4	14,193	22.8	1,094	7.7
Total revenue	$68,299	100.0%	$62,363	100.0%	$5,936	9.5%

Growth in software services revenue in absolute terms was primarily attributable to a net increase in software subscription revenue of $2.4 million from the addition of new customers and contractual price increases. An additional increase of $1.4 million was attributable to transactional revenue recognized from new BenefitsPlace carriers. The remaining increase of $1.0 million is attributable to increased non-recurring revenue of $0.7 million and $0.3 million resulting from a favorable change in estimate related to broker commissions revenue.

The increase in professional services revenue was attributable increases in implementation revenue and revenue from non-recurring professional services partially offset by decreases in customer support revenue and other consulting services revenue.

Cost of Revenue

	Three Months Ended March 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$32,852	48.1%	$31,403	50.4%	$1,449	4.6%

The increase in cost of revenue in absolute terms was primarily attributable to an increase in salaries and other personnel-related costs. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale. Cost of revenue included $0.9 million and $0.7 million of stock-based compensation expense for the three-month periods ended March 31, 2019 and 2018, respectively, and $3.9 million and $2.9 million of depreciation and amortization for the three-month periods ended March 31, 2019 and 2018, respectively.

Gross Profit

	Three Months Ended March 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$36,364	68.6%	$32,145	66.7%	$4,219	13.1%
Professional services	(917)	(6.0)	(1,185)	(8.3)	268	(22.6)
Gross profit	$35,447	51.9%	$30,960	49.6%	$4,487	14.5%

The increase in software services gross profit was driven by a $4.8 million, or 10.1%, increase in software services revenue, only partially offset by an increase of $0.6 million in software services cost of revenue as we continued to achieve economies of scale. Software services cost of revenue included $0.5 million and $0.4 million of stock-based compensation expense for the three-month periods ended March 31, 2019 and 2018, respectively, and $3.2 million and $2.4 million of depreciation and amortization for the three month periods ended March 31, 2019 and 2018, respectively.

The improvement in professional services gross loss was driven by an increase in professional services revenue of $1.1 million, partially offset by an increase in professional services cost of revenue of $0.8 million. Professional services cost of revenue included $0.4 million and $0.3 million of stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. In addition, professional services cost of revenue included $0.7 million and $0.5 million in depreciation and amortization for the three-months ended March 31, 2019 and 2018, respectively.

Operating Expenses

	Three Months Ended March 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$19,619	28.7%	$19,917	31.9%	$(298)	(1.5)%
Research and development	13,090	19.2	12,023	19.3	1,067	8.9
General and administrative	11,796	17.3	9,693	15.5	2,103	21.7

The decrease in sales and marketing expense was primarily attributable to a $0.5 million decrease in salaries and personnel-related costs due to a decrease in number of sales associates from the first quarter of 2018 to the first quarter of 2019. This decrease was partially offset by a $0.2 million increase in costs associated with our user conference held in the first quarter of 2019. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The increase in research and development expense is primarily attributable to an increase in salaries and personnel-related costs as a result of the business combination that occurred during the first quarter of 2019.

The increase in general and administrative expense was primarily attributable to an increase in salary and personnel-related costs, including an increase in stock-based compensation expense of $0.7 million, primarily as a result of building out our business operations function. Additionally, travel related costs increased $0.2 million. Professional and consulting costs were unchanged as costs expensed associated with stock offering and implementation costs of the new lease accounting standard incurred in the first quarter of 2019 were offset by a decrease in costs associated with implementing the revenue accounting standard incurred during 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2019 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for lease accounting, which changed in connection with the adoption of ASC 842 on January 1, 2019 and is described elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2019, our primary sources of liquidity were our cash and cash equivalents totaling $144.2 million, $28.2 million in accounts receivables, net of allowances, and the unused portion of our revolving line of credit. While the revolving line of credit provides for up to an additional $95.0 million in borrowing, in fact, after taking into account the borrowing base limit the amount available to borrow under the revolving line of credit was $89.6 million as of March 31, 2019.

We are bound by customary affirmative and negative covenants in connection with the revolving line of credit, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our tangible and intangible assets, including intellectual property and the equity of our subsidiaries.  The terms of our revolving line of credit are described in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019 there were no amounts outstanding or due under the revolving line of credit.

In December 2018, we issued $240 million aggregate principal amount of 1.25% convertible senior notes (the “Notes”) due December 15, 2023, unless earlier purchased by us or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination, at our election. The Notes have an initial conversion rate of 18.8076 shares of common stock per $1,000 principal amount. This represents an initial effective conversion price of approximately $53.17 per share of common stock, with an aggregate of 4,513,824 shares issuable upon conversion.  In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the Notes, with an initial strike price of approximately $53.17 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $89.98. The terms of the Notes are described in Note 6 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our cash flows from operations has improved in recent years and turned positive for the year ended December 31, 2018.  We expect this trend to continue in at least the near term as we continue to achieve economies of scale. However, cash flows from operations on a quarterly basis may fluctuate between positive and negative due to the timing of payments and collections of cash, as we experienced in the three months ended March 31, 2019, when cash flows from operations used cash.

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

Commitments

In March 2019, we terminated our cancellable lease agreement to build additional office space on our headquarters campus.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2019.

(b)     Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842.  There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have had a history of net losses of $52.6 million, $50.3 million, and $40.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, and net losses of $14.2 million and $13.8 million for the three months ended March 31, 2019 and 2018, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and net benefit eligible lives might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

We prepare our financial statements in accordance with GAAP. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions.  For example, in May 2014, FASB, issued an accounting standards update on revenue recognition, which supersedes nearly all existing revenue recognition guidance under GAAP.  The new standard was effective for us beginning January 1, 2018. Compared to amounts previously reported, the adoption of the new revenue recognition guidance decreased our revenue and increased our net loss in 2017 and, for 2016, increased revenue and increased our net loss. The effects of the new accounting standard are described in Note 2 to our audited consolidated financial statements appearing in our Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which was effective for us beginning January 1, 2019, also introduces new disclosure requirements for leasing arrangements. The effects of the new accounting standard are described in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Implementation of these new standards, and any future accounting pronouncements, implementation guidelines, or interpretations, could have an adverse impact on our reported financial results, require that we make significant changes to our systems, processes and controls, or the way we conduct our business. In addition, we have expended and might in the future expend considerable effort and resources implementing accounting updates, which in and of itself could have negative impact on our results of operations.

Because we recognize revenue and expense relating to monthly subscriptions and professional services over varying periods, downturns or upturns in sales are not immediately reflected in full in our operating results.

As a SaaS company, under ASC 606, we recognize our subscription revenue monthly for the term of our contracts and therefore a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services might not be reflected in full in our results of operations until future periods.

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

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example: in April 2019, our Executive Vice President of Global Sales resigned to take a similar position at a different company and our Chief Financial Officer resigned for personal reasons effective no later than August 31, 2019.  The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

We believe that our future growth will depend on the development of our direct sales force and its ability to obtain new customers and to manage our existing customer base. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand, train, and retain our direct sales force do not generate a corresponding increase in revenues. For example, reduction of our sales force in 2016 negatively impacted sales, and as a result, revenue going forward. In particular, if we are unable to hire, develop and retain sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our growth will be impeded.

Our growth depends in part on the success of our strategic relationships with third parties, including brokers.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties including resellers such as Mercer Health and Benefits LLC, or Mercer, and SAP SE, and other referral sources such as brokers, consultants, specialty benefits providers, insurance carriers, technology and content providers, and third-party system integrators. Identifying partners, negotiating and documenting relationships with them, and developing referral sources requires significant time and resources. In the first quarter of 2019, Mercer sold all of its Benefitfocus stock and we amended our commercial relationship with Mercer to better align with our strategic priorities and current trends in the marketplace, although we believe our revised commercial agreement with them will lead to a reduction in our revenue from the relationship this year. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. Acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

We serve our customers primarily from two data centers, one located in Raleigh, North Carolina and the other located in Charlotte, North Carolina, and to a lesser extent, from a data center in Georgia associated with the acquisition of Connecture assets completed in February 2019. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Efforts at regulatory reform are ongoing and are likely to continue to impact the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

PPACA. Health benefits are obtained, delivered, accessed, and maintained under an increasingly intricate, and frequently uncertain, statutory and regulatory framework. Ongoing efforts to repeal and/or reform part or all of the Patient Protection and Affordable Care Act (“PPACA”), the implementation of new payment models for certain federal health care programs, and efforts to slow the growth in healthcare spending and to alter the regulatory landscape have created uncertainty in the healthcare industry broadly. Although many of these laws and regulations do not directly apply to us, they may affect the business of many of our customers. For instance, carriers and large employers might experience changes in the numbers of individuals they insure as a result of the elimination of the penalty associated with PPACA’s individual mandate, possible repeal of guaranteed issue, and flux in the state and national exchanges under PPACA. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA and related repeal efforts and deregulatory initiatives on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business.

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

•

HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, established privacy and security standards that limit the use and disclosure of protected health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Health plans, healthcare clearinghouses, and most providers are “Covered Entities” subject to HIPAA. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or the Privacy Rule, and the security regulations established under HIPAA, or the Security Rule. In addition, our carrier customers, or payors, are considered Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard protected health information and restrict how we may use and disclose such information. Both Covered Entities and Business Associates are subject to direct oversight and audit by the Department of Health and Human Services.

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

In December 2018, we issued $240 million aggregate principal of Notes due December 15, 2023, unless earlier repurchased by us or converted by the holder pursuant to their terms. The Notes may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; limit our flexibility to plan for or react to, changes in our business and industry; place us at a competitive disadvantage compared to our less leveraged competitors; and increase our vulnerability to the impact of adverse economic and industry conditions. Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

Servicing our debt requires a significant amount of cash, and we might not have or be able to obtain sufficient cash to pay our substantial debt.

As of December 31, 2018 and March 31, 2019, we had $240 million aggregate principal of Notes outstanding. We also had the ability to borrow an aggregate of $77.3 million under our current credit facility, all of which would be secured debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business might not continue to generate cash flow from operations in the future sufficient to service our debt timely. In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We might not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default and acceleration of our debt obligations.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in September 2013 through March 31, 2019, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of March 31, 2019, we had an aggregate of 32,070,628 shares of common stock outstanding. As of March 31, 2019, there also were outstanding options and restricted stock units to purchase 2,408,034 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. We have also registered an aggregate of 9,099,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. In addition, a substantial number of shares of our common stock is reserved for issuance upon conversion of the Notes. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

In addition, as of December 31, 2018, we no longer qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  Accordingly, our independent registered public accounting firm is now required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in our Annual Reports on Form 10-K.  We now are also required to include additional information regarding executive compensation and include a nonbinding advisory vote on executive compensation in our proxy statements.  These additional reporting requirements, among others, may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing legal requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Date: May 2, 2019

Benefitfocus, Inc.

By:	/s/ Jonathon E. Dussault
Jonathon E. Dussault
Chief Financial Officer
(Principal financial and accounting officer)