Form 10-Q
period 2019-06-30
Benefitfocus,Inc.
filed 2019-08-07
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 5, 2019, there were approximately 32,696,997 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$138,389	$190,928
Accounts receivable, net	32,395	21,077
Contract, prepaid and other current assets	17,070	16,667
Total current assets	187,854	228,672
Property and equipment, net	28,803	69,965
Financing lease right-of-use assets	78,856	–
Operating lease right-of-use assets	2,020	–
Intangible assets, net	13,804	–
Goodwill	12,857	1,634
Deferred contract costs and other non-current assets	11,044	13,668
Total assets	$335,238	$313,939
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,623	$8,687
Accrued expenses	9,217	11,461
Accrued compensation and benefits	15,358	17,269
Deferred revenue, current portion	36,937	36,540
Lease liabilities and financing obligations, current portion	6,245	4,486
Total current liabilities	74,380	78,443
Deferred revenue, net of current portion	9,613	9,323
Convertible senior notes	182,234	176,692
Lease liabilities and financing obligations, net current portion	87,952	57,116
Other non-current liabilities	138	2,575
Total liabilities	354,317	324,149
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 32,642,706 and 32,017,773 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	33	32
Additional paid-in capital	416,221	403,631
Accumulated deficit	(435,333)	(413,873)
Total stockholders' deficit	(19,079)	(10,210)
Total liabilities and stockholders' deficit	$335,238	$313,939

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$68,579	$60,581	$136,878	$122,944
Cost of revenue	32,802	30,721	65,654	62,124
Gross profit	35,777	29,860	71,224	60,820
Operating expenses:
Sales and marketing	19,318	18,400	38,937	38,317
Research and development	14,461	12,128	27,551	24,151
General and administrative	11,785	10,387	23,581	20,080
Total operating expenses	45,564	40,915	90,069	82,548
Loss from operations	(9,787)	(11,055)	(18,845)	(21,728)
Other income (expense):
Interest income	762	68	1,422	126
Interest expense	(5,837)	(1,415)	(11,651)	(2,732)
Interest expense on building lease financing obligations	–	(1,867)	–	(3,733)
Other (expense) income	(73)	13	(64)	13
Total other expense, net	(5,148)	(3,201)	(10,293)	(6,326)
Loss before income taxes	(14,935)	(14,256)	(29,138)	(28,054)
Income tax expense	3	5	9	9
Net loss	$(14,938)	$(14,261)	$(29,147)	$(28,063)
Comprehensive loss	$(14,938)	$(14,261)	$(29,147)	$(28,063)
Net loss per common share:
Basic and diluted	$(0.46)	$(0.45)	$(0.90)	$(0.89)
Weighted-average common shares outstanding:
Basic and diluted	32,613,718	31,806,972	32,336,864	31,571,468

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of lease standard	–	–	–	7,687	7,687
Exercise of stock options	18,600	–	89	–	89
Issuance of common stock upon vesting of restricted stock units	34,255	–	–	–	–
Stock-based compensation expense	–	–	6,253	–	6,253
Net loss	–	–	–	(14,209)	(14,209)
Balance, March 31, 2019	32,070,628	$32	$409,973	$(420,395)	$(10,390)
Exercise of stock options	6,200	–	45	–	45
Issuance of common stock upon vesting of restricted stock units	565,878	1	–	–	1
Stock-based compensation expense	–	–	6,203	–	6,203
Net loss	–	–	–	(14,938)	(14,938)
Balance, June 30, 2019	32,642,706	$33	$416,221	$(435,333)	$(19,079)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2017	31,307,989	$31	$352,496	$(361,246)	$(8,719)
Exercise of stock options	9,250	–	42	–	42
Issuance of common stock upon vesting of restricted stock units	15,208	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	7,022	–	180	–	180
Stock-based compensation expense	–	–	4,325	–	4,325
Net loss	–	–	–	(13,802)	(13,802)
Balance, March 31, 2018	31,339,469	$31	$357,043	$(375,048)	$(17,974)
Exercise of stock options	4,578	–	48	–	48
Issuance of common stock upon vesting of restricted stock units	481,950	1	–	–	1
Stock-based compensation expense	–	–	4,674	–	4,674
Net loss	–	–	–	(14,261)	(14,261)
Balance, June 30, 2018	31,825,997	$32	$361,765	$(389,309)	$(27,512)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(29,147)	$(28,063)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	10,949	7,957
Stock-based compensation expense	10,086	8,999
Accretion of interest on convertible senior notes	5,541	–
Interest accrual on financing obligations (prior to adoption of ASC 842)	–	3,758
Rent expense in excess of payments	3	–
Provision for doubtful accounts	265	364
Changes in operating assets and liabilities:
Accounts receivable, net	(10,671)	2,956
Contract, prepaid and other current assets	(476)	2,182
Deferred costs and other non-current assets	2,851	2,003
Accounts payable and accrued expenses	(4,085)	(1,110)
Accrued compensation and benefits	273	458
Deferred revenue	(6,004)	(4,059)
Other non-current liabilities	(46)	(218)
Net cash and cash equivalents used in operating activities	(20,461)	(4,773)
Cash flows from investing activities
Business combination, net of cash acquired	(20,914)	–
Purchases of property and equipment	(7,401)	(3,561)
Net cash and cash equivalents used in investing activities	(28,315)	(3,561)
Cash flows from financing activities
Draws on revolving line of credit	–	59,000
Payments on revolving line of credit	–	(48,000)
Payments of debt issuance costs	(357)	–
Proceeds from exercises of stock options and ESPP	134	270
Payments on capital lease and financing obligations	(841)	(4,979)
Payments of principal on financing lease obligations	(2,699)	–
Net cash and cash equivalents (used in) provided by financing activities	(3,763)	6,291
Net decrease in cash and cash equivalents	(52,539)	(2,043)
Cash and cash equivalents, beginning of period	190,928	55,335
Cash and cash equivalents, end of period	$138,389	$53,292

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$437	$272
Property and equipment purchased with financing and capital lease obligations	$—	$3,085
Post contract support purchased with financing obligations	$—	$275

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, incremental borrowing rate used in lease accounting, the determination of the useful lives of assets and the impairment assessment of goodwill as well as the estimates disclosed in association with revenue recognition. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

On January 1, 2019, the Company implemented a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience, current claims and actuarial data. The Company will adjust its self-insured medical benefits reserve as its loss experience changes due to medical inflation, changes in the number of plan participants and demographic composition of its employee base.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions.  Payments of sales commissions generally include multiple payments. The Company capitalizes only those payments made within an insignificant time from the contract inception, typically three months or less.  Subsequent payments are expensed as incurred. The capitalized costs are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years. The Company expenses the costs to obtain a contract when the amortization period is less than one year. The balance of deferred costs related to obtaining contracts included in deferred contract costs and other non-current assets was $6,492 and $7,506 as of June 30, 2019 and December 31, 2018, respectively.  Sales and marketing expense includes $870 and $1,059 of amortization for the three months ended June 30, 2019 and 2018, respectively, and $1,917 and $2,161 of amortization for the six months ended June 30, 2019 and 2018, respectively.

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. The balance of deferred fulfillment costs included in deferred contract costs and other non-current assets was $4,034 and $5,235 as of June 30, 2019 and December 31, 2018, respectively. Cost of revenue expense includes $802 and $884 of amortization for the three months ended June 30, 2019 and 2018, respectively, and $1,604 and $1,779 for the six months ended June 30, 2019 and 2018, respectively.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. Revenue from one customer was approximately 16% and 14% of the total revenue in the three- and six-month periods ended June 30, 2018, respectively. No customer exceeded 10% of total revenue in the three- and six-month periods ended June 30, 2019.

Accounts Receivable and Allowance for Doubtful Accounts and Returns

Accounts receivable are stated at realizable value, net of allowances for doubtful accounts and returns. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due, and other relevant factors. Bad debt expense is recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. The Company removes recorded receivables and the associated allowances when they are deemed permanently uncollectible. However, higher than expected bad debts may result in future write-offs that are greater than the Company’s estimates. The allowance for doubtful accounts was $338 and $392 as of June 30, 2019 and December 31, 2018, respectively.

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as the time lag since the initiation of revenue recognition, historical reasons for adjustments, new customer volume, delivery issues or delays, and past due customer billings. The allowance for returns was $2,855 and $3,191 as of June 30, 2019 and December 31, 2018, respectively.

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

In the three months ended June 30, 2019 and 2018, the Company capitalized software development costs of $2,620 and $1,319, respectively, and amortized capitalized software development costs of $1,319 and $964, respectively. In the six months ended June 30, 2019 and 2018, the Company capitalized software development costs of $4,683 and $2,599, respectively, and amortized capitalized software development costs of $2,497 and $1,853, respectively. The net book value of capitalized software development costs was $11,992 and $9,806 at June 30, 2019 and December 31, 2018, respectively.

Leases (after adoption of ASC 842)

The Company regularly enters into finance leases for property and equipment. The leasing arrangements for the Company’s office space at its headquarters campus are classified as finance leases.  The Company also leases office space under operating leases.

The Company determines if an arrangement is a lease at inception. Right of use, or ROU, assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent an obligation to make lease payments arising from the lease. Leases with a term of 12 months or less are not included in the recognized ROU assets and lease liabilities for all classes of assets.

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

3. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2019	2018	2019	2018
Restricted stock units	2,139,570	2,087,753	2,139,570	2,087,753
Stock options	208,447	249,327	208,447	249,327
Convertible senior notes	4,513,824	-	4,513,824	-
Employee Stock Purchase Plan	6,650	5,591	6,650	5,591
Total anti-dilutive common share equivalents	6,868,491	2,342,671	6,868,491	2,342,671

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(14,938)	$(14,261)	$(29,147)	$(28,063)
Net loss attributable to common stockholders	$(14,938)	$(14,261)	$(29,147)	$(28,063)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,613,718	31,806,972	32,336,864	31,571,468
Net loss per common share, basic and diluted	$(0.46)	$(0.45)	$(0.90)	$(0.89)

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

	June 30, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$132,277	$—	$—	$132,277
Total assets	$132,277	$—	$—	$132,277

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$182,748	$—	$—	$182,748
Total assets	$182,748	$—	$—	$182,748

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Business Combination

On February 25, 2019, the Company purchased certain operating assets and liabilities, intellectual property and intangible assets, including the workforce in place, of the commercial business of Connecture, Inc., for $20,915 ($24,000 before working capital adjustments).  This acquisition added technology to potentially strengthen the Company’s platform, expand its customer reach, and enhance the value the Company delivers to its carrier customers.

The following table summarizes the fair value of the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration Transferred
Cash	$19,915
Contingent consideration arrangement	1,000
Fair value of total consideration transferred	$20,915

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable, net	$913
Contract, prepaid and other current assets	611
Property and equipment, net	198
Operating lease right-of-use assets	1,107
Intangible assets, net	14,600
Deferred contract costs and other non-current assets	250
Accrued expenses	(2)
Accrued compensation and benefits	(186)
Deferred revenue, current portion	(6,692)
Operating lease ROU liabilities, current portion	(84)
Operating lease ROU liabilities, net of current portion	(1,023)
Total identifiable net assets	9,692
Goodwill	11,223
Total identifiable net assets and goodwill	$20,915

The goodwill of $11,223 arising from the acquisition consists largely of the value of the acquired organized workforce as well as economies of scale. During the three months ended June 30, 2019, goodwill increased $553 from the Company’s continued review of supporting records which resulted in the identification of additional deferred revenue and other changes in the fair value of assets purchased and liabilities assumed. The goodwill recognized is expected to be deductible for income tax purposes.

The identifiable intangible assets acquired have a weighted average amortization period of 6.5 years and include developed technology, customer relationships, and trade name.  The Company did not acquire any contingent liabilities as part of the transaction.

The cash transferred includes $1,000 in contingent consideration placed into a third-party escrow.  These escrowed funds are released to Connecture as required contractual consents to the assignment of service arrangements are obtained from specified customers.  The undiscounted consideration distributable to Connecture under this arrangement ranges from $0 to $1,000.  As customer consents are obtained, the amount of the undiscounted consideration associated with the customer is transferred to Connecture.  For any specified service contracts that, at the end of one year, are continuing to be honored by the customer, whether or not affirmative consent has been received from such customer, the related escrowed funds will be distributed to Connecture.  If during the first year after the closing date of the acquisition, a customer refuses to consent to the assignment of the contract, or fails to deliver consent and stops performing under the contract or otherwise terminates the contract, the portion of the escrow related to that customer contract will then be distributable back to the Company.  The Company expects all of the contingent consideration will be distributed to Connecture within one year of acquisition.  Therefore, the full $1,000 undiscounted escrow balance is included in the fair value of the consideration transferred for the acquisition.  As of June 30, 2019, $600 of these escrow funds have been released to Connecture.

The fair value of the assets and liabilities assumed is provisional pending finalization of the Company’s review of supporting records for these assets and liabilities.

The Company incurred $450 in costs related to completing the acquisition of which $259 and $450 are recognized in General and administrative expense for the three and six months ended June 30, 2019, respectively.

Revenues recognized by the Company related to the operations of the acquired business were $5,920 and $7,801 for the three and six months ended June 30, 2019, respectively.  Identifiable expenses recognized by the Company related to the operations of the acquired business were $5,672 and $8,382 for the three and six months ended June 30, 2019, respectively.

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

As of June 30, 2019, the Notes were not convertible.

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

The Notes consist of the following as of:

	As of
	June 30, 2019	December 31, 2018
Liability Component:
Principal	$240,000	$240,000
Less: debt discount, net of amortization	(57,766)	(63,308)
Net carrying amount	$182,234	$176,692
Equity component (a)	56,950	56,950
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
1.25% coupon	$742	$1,492
Amortization of debt discount and transaction costs	2,792	5,541
	$3,534	$7,033

As of June 30, 2019, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$211,200	$182,234	$254,400	$176,692

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

Based on the closing price of our common stock of $27.15 on June 28, 2019, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

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

As of June 30, 2019 and December 31, 2018, there were no amounts outstanding under the Senior Revolver. As of June 30, 2019, the amount available to borrow was $84,381.

8. Commitments

Total net cash flows were not impacted by adoption of ASC 842; however, classification of some transactions moved between operating and financing activities. Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Six Months Ended June 30, 2019
Financing cash flows from finance leases	$2,699
Operating cash flows from finance leases	$4,299
Operating cash flows from operating leases	$394
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$-
Operating lease liabilities	$1,107

As of June 30, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

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

The components of operating lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed operating lease expense	$185	$340
Short-term lease expense	-	33
Variable operating lease expense	38	65
Total operating lease expense	223	438
Sublease income	(19)	(28)
Total operating lease cost	$204	$410

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases:

Lease Assets and Liabilities	Classification	As of June 30, 2019
Assets
Operating lease ROU asset - Buildings	Operating lease right-of-use assets	$2,020

Liabilities
Operating lease ROU liabilities, current portion	Lease liabilities, current	$525
Operating lease ROU liabilities, net of current portion	Lease liabilities, non-current	1,710
Total operating lease liabilities		2,235

Weighted average remaining lease term (in years)		5.84
Weighted average discount rate		5.79%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2019:

Operating Leases
Year Ending December 31,
Remainder of 2019	$384
2020	445
2021	385
2022	391
2023	398
Thereafter	660
Total minimum lease payments	2,663
Less: imputed interest	(428)
Total operating lease liabilities	$2,235

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

The components of finance lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Amortization of ROU assets	$1,988	$4,023
Interest on lease liabilities	2,124	4,249
Variable finance lease expense	29	37
Total finance lease expense	$4,141	$8,309

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s finance leases:

Lease Assets and Liabilities	Classification	As of June 30, 2019
Assets
Finance lease ROU asset	Finance lease right-of-use assets, net	$82,827
Finance lease ROU accumulated amortization	Finance lease right-of-use assets, net	(3,971)
Finance lease ROU assets, net		78,856

Liabilities
Finance lease ROU liabilities, current portion	Lease liabilities, current	$4,930
Finance lease ROU liabilities, net of current portion	Lease liabilities, non-current	85,601
Total finance lease liabilities		90,531

Weighted average remaining lease term (in years)		12.00
Weighted average discount rate		9.39%

The following table presents the maturity of the Company’s finance lease liabilities as of June 30, 2019:

Finance Leases
Year Ending December 31,
Remainder of 2019	$6,968
2020	11,968
2021	11,430
2022	11,176
2023	11,506
Thereafter	103,616
Total minimum lease payments	156,664
Less: imputed interest	(66,133)
Total finance lease liabilities	$90,531

9. Stock-based Compensation

Restricted Stock Units

During the six months ended June 30, 2019, the Company granted 438,322 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $20,142. These RSUs generally vest in equal annual installments over various periods ranging from less than one year to up to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSU’s is approximately 3.41 years from the date of grant.

The Company granted 544,809 performance RSUs with an aggregate grant date fair value of $25,759 during the six months ended June 30, 2019. The aggregate grant date fair value of the performance RSUs assuming target achievement was $18,185. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2019, and vesting will then occur in equal annual installments over one- and four-year periods.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 3.65 years from the date of grant, respectively.

10. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At June 30, 2019, the Company had reserved a total of 5,618,087 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	208,447
Restricted stock units	2,139,570
Available for future issuance under stock award plans	3,151,346
Available for future issuance under ESPP	118,724
Total common shares reserved for future issuance	5,618,087

11. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service line:
Software services	$53,098	$48,288	$106,110	$96,458
Professional services	15,481	12,293	30,768	26,486
Total	$68,579	$60,581	$136,878	$122,944

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Six Months Ended June 30, 2019
Contract assets	$12,798	$10,134
Contract liabilities:
Deferred revenue	$45,863	$46,550

Six Months Ended June 30, 2018
Contract assets	$11,522	$7,024
Contract liabilities:
Deferred revenue	$55,027	$50,968

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.  Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the three and six months ended June 30, 2019 and 2018.

The following tables show the significant changes in contract asset balances:

	Three Months Ended June 30,
Contract Assets	2019	2018
Transferred to receivables from contract assets	$6,198	$4,392
Revenue recognized from performance obligations satisfied but not billed	$3,949	$2,086

	Six Months Ended June 30,
Contract Assets	2019	2018
Transferred to receivables from contract assets	$10,297	$9,388
Revenue recognized from performance obligations satisfied but not billed	$7,633	$4,891

Revenue recognized during the three and six months ended June 30, 2019 that was included in the deferred revenue balance at the beginning of the periods was $11,094 and $21,185, respectively.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods $987 and $1,980 during the three and six months ended June 30, 2019, respectively.

Performance Obligations

As of June 30, 2019, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $210,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

12. Income Taxes

The Company’s effective federal tax rate for the three and six months ended June 30, 2019 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

13. Segments and Geographic Information

During the first quarter of 2019, the Company concluded that the composition of its operating segments changed as a result of changes in the structure of its internal organization.  As a result of these changes, the Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current periods and prior periods reported.

14. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease right-of-use assets and lease liabilities on the Consolidated Balance Sheet as of June 30, 2019. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,498 and $2,425 for the three months ended June 30, 2019 and 2018, respectively and $5,829 and $5,751 for the six months ended June 30, 2019 and 2018, respectively. Other amounts due to these related parties were $446 and $833 as of June 30, 2019 and December 31, 2018, respectively, and were recorded in “Accrued expenses.”

In March 2019, the Company terminated its cancellable lease agreement to construct additional office space under its December 12, 2016 lease.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $36 and $11 for the three months ended June 30, 2019 and 2018, respectively and $155 and $24 for the six months ended June 30, 2019 and 2018, respectively. Amounts due to these companies were $31 as of June 30, 2019. There were no amounts due to these companies as of December 31, 2018.

During 2018, the Company entered into an agreement to purchase software and services from a company affiliated with a Company director.  The aggregate amount of payments due under this contract is $115.  Payments related to this agreement were $23 and $58 for the three and six months ended June 30, 2019, respectively. Amounts due to this company were $23 and $35 as of June 30, 2019 and December 31, 2018, respectively.

15. Subsequent Events

Restricted Stock Units

During July and August 2019, the Company granted 184,755 RSUs with an aggregate grant date fair value of $4,664. The RSUs generally vest in equal annual installments over four years from the grant date.  The weighted-average vesting period for these RSUs is approximately 3.53 from the date of grant.

Common Stock

During July and August 2019, RSUs vested resulting in the issuance of 47,641 shares.

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

The Benefitfocus multi-tenant platform has a user-friendly interface designed for consumers to access all of their benefits in one place. Our comprehensive solutions support medical benefit plans and non-medical benefits, such as, dental, life, disability insurance, income protection, digital health and financial wellness. Our platform includes artificial intelligence functionality designed to help consumers identify and evaluate benefit options offered by their employer. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform is growing.

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

We classify our revenue into two streams – software services revenue and professional services revenue.  Software services revenue primarily consists of monthly subscription fees and BenefitsPlace transactional revenue. Monthly subscription fees are paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Software services revenue also includes BenefitsPlace transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace.  BenefitsPlace carrier revenue is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and BenefitsPlace supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Software services revenue accounted for approximately 77% and 80% of our total revenue during the three-month period ended June 30, 2019 and 2018, respectively, and 78% for each of the six-month periods ended June 30, 2019 and 2018.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 23% and 20% of our total revenue during the three-month period ended June 30, 2019 and 2018, respectively, and 22% for each of the six-month periods ended June 30, 2019 and 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(14,938)	$(14,261)	$(29,147)	$(28,063)
Depreciation	3,690	2,999	7,657	5,976
Amortization of software development costs	1,319	964	2,497	1,853
Amortization of acquired intangible assets	605	64	795	128
Interest income	(762)	(68)	(1,422)	(126)
Interest expense	5,837	1,415	11,651	2,732
Interest expense on building lease financing obligations	-	1,867	-	3,733
Income tax expense	3	5	9	9
Stock-based compensation expense	3,719	4,674	10,086	8,999
Transaction and acquisition-related costs expensed	360	257	1,002	257
Costs not core to our business	266	1,524	586	2,895
Total net adjustments	15,037	13,701	32,861	26,456
Adjusted EBITDA	$99	$(560)	$3,714	$(1,607)

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

	As of June 30,
	2019	2018
	(in millions)
Net benefit eligible lives	16.5	12.3

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

Our software services revenue retention rate exceeded 95% for the three and six months ended June 30, 2019 and 2018.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Software services	$53,098	$48,288	$106,110	$96,458
Professional services	15,481	12,293	30,768	26,486
Total revenue	$68,579	$60,581	$136,878	$122,944

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

Cost of Revenue

Cost of revenue primarily consists of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation, for employees, whom we refer to as associates, providing services to our customers and supporting our SaaS platform infrastructure. Additional expenses in cost of revenue include co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, professional fees, amortization expenses associated with acquired intangibles and capitalized software development costs, allocated overhead, and other direct costs.

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

Sales and marketing expense.   Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. Costs to obtain a contract that are incremental, such as sales commissions, are capitalized and amortized to expense over the estimated period of benefit of the asset, which is generally four to five years. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we hold annually. We expect our sales and marketing expense to increase, in absolute dollars, in the foreseeable future as we further expand our marketing activities in order to continue to grow our business.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and six months ended June 30, 2019 and 2018.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$68,579	$60,581	$136,878	$122,944
Cost of revenue(1)	32,802	30,721	65,654	62,124
Gross profit	35,777	29,860	71,224	60,820
Operating expenses:
Sales and marketing(1)	19,318	18,400	38,937	38,317
Research and development(1)	14,461	12,128	27,551	24,151
General and administrative(1)	11,785	10,387	23,581	20,080
Total operating expenses	45,564	40,915	90,069	82,548
Loss from operations	(9,787)	(11,055)	(18,845)	(21,728)
Other income (expense):
Interest income	762	68	1,422	126
Interest expense	(5,837)	(1,415)	(11,651)	(2,732)
Interest expense on building lease financing obligations	–	(1,867)	–	(3,733)
Other (expense) income	(73)	13	(64)	13
Total other expense, net	(5,148)	(3,201)	(10,293)	(6,326)
Loss before income taxes	(14,935)	(14,256)	(29,138)	(28,054)
Income tax expense	3	5	9	9
Net loss	$(14,938)	$(14,261)	$(29,147)	$(28,063)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$691	$900	$1,590	$1,611
Sales and marketing	(12)	1,257	1,674	2,211
Research and development	718	841	1,910	1,609
General and administrative	2,322	1,676	4,912	3,568

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.8	50.7	48.0	50.5
Gross profit	52.2	49.3	52.0	49.5
Operating expenses:
Sales and marketing	28.2	30.4	28.4	31.2
Research and development	21.1	20.0	20.1	19.6
General and administrative	17.2	17.1	17.2	16.3
Total operating expenses	66.4	67.5	65.8	67.1
Loss from operations	(14.3)	(18.2)	(13.8)	(17.7)
Other income (expense):
Interest income	1.1	0.1	1.0	0.1
Interest expense	(8.5)	(2.3)	(8.5)	(2.2)
Interest expense on building lease financing obligations	-	(3.1)	-	(3.0)
Other (expense) income	(0.1)	-	-	-
Total other expense, net	(7.5)	(5.3)	(7.5)	(5.1)
Loss before income taxes	(21.8)	(23.5)	(21.3)	(22.8)
Income tax expense	-	-	-	-
Net loss	(21.8)%	(23.5)%	(21.3)%	(22.8)%

Comparison of Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$53,098	77.4%	$48,288	79.7%	$4,810	10.0%
Professional services	15,481	22.6	12,293	20.3	3,188	25.9
Total revenue	$68,579	100.0%	$60,581	100.0%	$7,998	13.2%

Software services revenue includes $3.0 million of software subscription revenue associated with assets acquired from Connecture in February 2019. Revenue from transaction services increased $2.9 million primarily as a result of revenue from new BenefitsPlace carriers.  Additionally, software services increased $2.2 million from the addition of new customers and contractual price increases. These increases were partially offset by a $3.2 million decrease in software subscription revenue primarily as the result of the renegotiation of a customer contract.

The increase in professional services revenue was primarily attributable to an increase in customer-specific enhancements of $2.9 million from work performed related to the customer contracts acquired from Connecture in February 2019. Additionally, customer support revenue increased by $0.3 million. Professional services revenue increased as a percentage of total revenue in the current quarter compared to the prior year primarily as result of revenue from the Connecture acquisition.  We expect this trend to continue for the remainder the year.

Cost of Revenue

	Three Months Ended June 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$32,802	47.8%	$30,721	50.7%	$2,081	6.8%

The increase in cost of revenue in absolute terms was attributable to an increase in salaries and other personnel-related costs of $1.1 million and increased depreciation expense of $1.0 million. The increase in salaries and personnel-related costs is primarily attributable to the workforce acquired from Connecture in February 2019.  The increase in depreciation expense is attributable to the amortization of acquired intangibles from the Connecture acquisition as well as higher depreciation expense related to an increase in capitalized software development costs and the impact of the adoption of the new lease accounting standard at the beginning of 2019.

Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale. Cost of revenue included $0.7 million and $0.9 million of stock-based compensation expense for the three-month periods ended June 30, 2019 and 2018, respectively, and $4.0 million and $3.0 million of depreciation and amortization for the three-month periods ended June 30, 2019 and 2018, respectively.

Gross Profit

	Three Months Ended June 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$37,086	69.8%	$31,811	65.9%	$5,275	16.6%
Professional services	(1,309)	(8.5)	(1,951)	(15.9)	642	(32.9)
Gross profit	$35,777	52.2%	$29,860	49.3%	$5,917	19.8%

The increase in software services gross profit was driven by a $4.8 million, or 10.0%, increase in software services revenue and a decrease in software services cost of revenue of $0.5 million as we continued to achieve economies of scale. Software services cost of revenue included $0.3 million and $0.5 million of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $2.5 million of depreciation and amortization for the three months ended June 30, 2019 and 2018, respectively.

The improvement in professional services gross loss was driven by an increase in professional services revenue of $3.2 million, partially offset by an increase in professional services cost of revenue of $2.5 million. Professional services cost of revenue included $0.3 million and $0.4 million of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. In addition, professional services cost of revenue included $0.8 million and $0.5 million in depreciation and amortization for the three months ended June 30, 2019 and 2018, respectively.

Operating Expenses

	Three Months Ended June 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$19,318	28.2%	$18,400	30.4%	$918	5.0%
Research and development	14,461	21.1	12,128	20.0	2,333	19.2
General and administrative	11,785	17.2	10,387	17.1	1,398	13.5

The increase in sales and marketing expense was primarily attributable to a $0.5 million increase in the cost of marketing events that occurred during the quarter and a $0.3 million increase in salaries and personnel-related costs. The increase in salaries and personnel-related costs is comprised of an increase in commissions expense and a decrease in the amount of commission expense capitalized. This increase was partially offset by lower salary expense due to a decrease in number of sales associates that occurred in the second half of 2018. Additionally, stock-based compensation expense decreased as the result of the forfeiture of stock awards related to the departure of an executive, who separated from the Company in the current quarter. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The increase in research and development expense is primarily attributable to costs related to the additional headcount from the workforce acquired from Connecture in February 2019.  Additionally, depreciation and amortization and IT-related costs increased by $0.5 million. These increases were partially offset by an increase of $1.3 million in the amount of personnel-related costs capitalized for software development.

The increase in general and administrative expense was primarily attributable to a $1.8 million increase in salary and personnel-related costs, including an increase in stock-based compensation expense of $0.6 million, primarily as a result of investing in our business operations function. Additionally, depreciation and amortization, IT-related expense, and other operating expenses increased $0.4 million and insurance expense increased $0.2 million in connection with the acquisition of assets from Connecture. These increases were partially offset by a decrease in professional and consulting costs of $1.1 million as implementation costs of the new lease accounting standard incurred in 2019 were more than offset by a decrease in costs associated with implementing the revenue accounting standard incurred during 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$106,110	77.5%	$96,458	78.5%	$9,652	10.0%
Professional services	30,768	22.5	26,486	21.5	4,282	16.2
Total revenue	$136,878	100.0%	$122,944	100.0%	$13,934	11.3%

Software services revenue includes $4.0 million of software subscription revenue associated with assets acquired from Connecture in February 2019. Revenue from transaction services increased $4.7 million primarily as a result of revenue from new BenefitsPlace carriers.  Additionally, software services increased $3.9 million from the net addition of new customers, contractual price increases, and volume increases. These increases were offset by a $3.3 million decrease in software subscription revenue primarily as the result of the renegotiation of a customer contract. Additionally, non-recurring revenue increased $0.9 million.

The increase in professional services revenue was attributable to an increase in customer-specific enhancements of $1.9 million and an increase in implementation revenue of $2.1 million.  The increase in customer-specific enhancements was attributable to $2.7 million from work performed related to the customer contracts acquired from Connecture in February 2019 partially offset by a decrease of $0.6 million from work performed for carrier customers in 2018 that did not reoccur in 2019.  The increase in implementation revenue was attributable to the recognition of revenue from employer customers as well as $0.9 million from work performed for customer contracts acquired from Connecture in February 2019. Professional services revenue increased as a percentage of total revenue in the current year to date period compared to the prior year primarily as result of revenue from the Connecture acquisition.  We expect this trend to continue for the remainder the year.

Cost of Revenue

	Six Months Ended June 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$65,654	48.0%	$62,124	50.5%	$3,530	5.7%

The increase in cost of revenue in absolute terms was attributable to an increase in salaries and other personnel-related costs of $1.0 million and increased depreciation expense of $1.9 million. The increase in salaries and personnel-related costs is primarily attributable to $4.2 million related to the workforce acquired from Connecture in February 2019 partially offset by decreases of $3.2 million related our cost structure in place prior to the acquisition in February 2019.  The increase in depreciation and amortization expense is attributable to the amortization of acquired intangibles from the Connecture acquisition as well as higher depreciation expense related to an increase in capitalized software development costs and the impact of the adoption of the new lease accounting standard at the beginning of 2019. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale. Cost of revenue included $1.6 million of stock-based compensation expense for each of the six-month periods ended June 30, 2019 and 2018, and $7.9 million and $5.9 million of depreciation and amortization for the six-month periods ended June 30, 2019 and 2018, respectively.

Gross Profit

	Six Months Ended June 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$73,450	69.2%	$63,956	66.3%	$9,494	14.8%
Professional services	(2,226)	(7.2)	(3,136)	(11.8)	910	(29.0)
Gross profit	$71,224	52.0%	$60,820	49.5%	$10,404	17.1%

The increase in software services gross profit was driven by a $9.7 million, or 10.0%, increase in software services revenue slightly offset by an increase in software services cost of revenue of $0.2 million as we continued to achieve economies of scale. Software services cost of revenue included $0.8 million and $0.9 million of stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively, and $6.4 million and $5.0 million of depreciation and amortization for the six months ended June 30, 2019 and 2018, respectively.

The improvement in professional services gross loss was driven by an increase in professional services revenue of $4.3 million, or 16.2%, partially offset by an increase in professional services cost of revenue of $3.4 million. Professional services cost of revenue included $0.8 million and $0.7 million of stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. In addition, professional services cost of revenue included $1.5 million and $1.0 million in depreciation and amortization for the six months ended June 30, 2019 and 2018, respectively.

Operating Expenses

	Six Months Ended June 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$38,937	28.4%	$38,317	31.2%	$620	1.6%
Research and development	27,551	20.1	24,151	19.6	3,400	14.1
General and administrative	23,581	17.2	20,080	16.3	3,501	17.4

The increase in sales and marketing expense was primarily attributable to a $0.8 million increase in the cost of marketing events that occurred during the first half of 2019. Salaries and personnel-related costs were relatively flat as increases in commissions expense and a decrease in the amount of commission expense capitalized were offset by lower salary expense and sales bonuses due to a decrease in number of sales associates that occurred in the second half of 2018. Additionally, stock-based compensation expense decreased as a result of the forfeiture of stock awards related to the departure of employees who separated from the Company in the current quarter. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The increase in research and development expense is primarily attributable to costs related to the workforce acquired from Connecture in February 2019. Additionally, depreciation and amortization and IT-related costs increased by $0.9 million. These increases were partially offset by an increase of $1.5 million in the amount of personnel-related costs capitalized for software development.

The increase in general and administrative expense was primarily attributable to a $3.5 million increase in salary and personnel-related costs, including an increase in stock-based compensation expense of $1.3 million, primarily as a result of investing in our business operations function. Additionally, depreciation and amortization, IT-related expense, and travel-related and other operating expenses increased $0.8 million and insurance expense increased $0.2 million in connection with the acquisition of assets from Connecture. These increases were partially offset by a decrease in professional and consulting costs of $1.2 million as implementation costs of the new lease accounting standard incurred in 2019 were more than offset by a decrease in costs associated with implementing the revenue accounting standard incurred during 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2019 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for lease accounting, which changed in connection with the adoption of ASC 842 on January 1, 2019 and is described elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2019, our primary sources of liquidity were our cash and cash equivalents totaling $138.4 million, $32.4 million in accounts receivables, net of allowances, and the unused portion of our revolving line of credit. The revolving line of credit provides for up to an additional $95.0 million in borrowing. After taking into account the borrowing base limit, the amount available to borrow under the revolving line of credit was $84.4 million as of June 30, 2019.

We are bound by customary affirmative and negative covenants in connection with the revolving line of credit, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our tangible and intangible assets, including intellectual property and the equity of our subsidiaries.  The terms of our revolving line of credit are described in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019 there were no amounts outstanding or due under the revolving line of credit.

In December 2018, we issued $240 million aggregate principal amount of 1.25% convertible senior notes (the “Notes”) due December 15, 2023, unless earlier purchased by us or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination, at our election. The Notes have an initial conversion rate of 18.8076 shares of common stock per $1,000 principal amount. This represents an initial effective conversion price of approximately $53.17 per share of common stock, with an aggregate of 4,513,824 shares issuable upon conversion.  In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the Notes, with an initial strike price of approximately $53.17 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $89.98. The terms of the Notes are described in Note 6 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our cash flows from operations has improved in recent years and turned positive for the year ended December 31, 2018.  However, cash flows from operations on a quarterly basis may fluctuate between positive and negative due to the timing of payments and collections of cash, as we experienced in the six months ended June 30, 2019, when cash flows from operations used cash.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President of Corporate Development and former Interim Chief Financial Officer who is continuing to perform the function of principal financial and accounting officer until mid-August 2019, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

Based on their evaluation, our President and Chief Executive Officer and our Vice President of Corporate Development and former Interim Chief Financial Officer concluded that as of June 30, 2019 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President of Corporate Development and former Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2019.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the consolidated financial statements and the related notes, before deciding to invest in shares of our common stock. If any of the following risks were to materialize, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment in our common stock

Risks Related to Our Business

We have had a history of losses, and we might not be able to achieve or sustain profitability.

We have had a history of net losses of $52.6 million, $50.3 million, and $40.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, and net losses of $29.1 million and $28.1 million for the six months ended June 30, 2019 and 2018, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and net benefit eligible lives might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example: in April 2019, our Executive Vice President of Global Sales resigned to take a similar position at a different company and our former Chief Financial Officer resigned for personal reasons effective no later than August 31, 2019.  The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

As of December 31, 2018, we had federal operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027, and operating loss carryforwards in various states, which if not utilized will begin to expire in 2019. We also have South

Carolina jobs tax credit and headquarters tax credit carryforwards, some of which have expired unutilized. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have a number of patents granted in the United States and other jurisdictions including China, Japan, Australia, Taiwan, Hong Kong and Canada, as well as a number of applications pending, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

As part of our business strategy, we might acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. For example, in February 2019, we acquired certain assets of Connecture, Inc. We spent considerable time, effort, and money pursuing this acquisition, our first in years, and need now to continue to successfully integrate it into our business. Acquisitions and investments involve numerous risks, including:

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

The employee benefits industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Efforts at regulatory reform are ongoing and may impact the regulatory environment in our industry.  Existing and new laws and regulations affecting the employee benefits industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are unclear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

Healthcare Market Reforms. Healthcare services and benefits are delivered and reimbursed under an increasingly intricate, and frequently uncertain, statutory and regulatory framework. Ongoing efforts to repeal and/or reform part or all of the Patient Protection and Affordable Care Act of 2010 (“PPACA”), new payment models for certain federal health care programs, and efforts to slow the growth in healthcare spending and to alter the regulatory landscape have created uncertainty in the healthcare industry broadly. Although many of these laws and regulations do not directly apply to us, they may affect the business of many of our customers. For instance, carriers and large employers might experience changes in the numbers of individuals they insure as a result of the elimination of the penalty associated with PPACA’s individual mandate, possible repeal of guaranteed issue, and flux in the state and national exchanges under PPACA. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA repeal efforts and other deregulatory initiatives on our business model, financial condition, and operations, as well as changes in the business of our customers and the number of individuals they insure, may negatively impact our business.

•False Claims Act and Related Laws. Federal and state laws prohibit the submission of false information and the failure to disclose certain information in connection with claims for reimbursement from state and federal healthcare programs. In addition, federal and state laws prohibit self-referrals and kickbacks in association with the provision of healthcare services. Many of these state laws pertain to all payors, not just items or services paid for by the federal government. Although our business operations are not generally subject to these laws and regulations, any contract we have with a government entity requires us to comply with these laws and regulations. Any failure of our services to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our services, and could force us to expend significant capital, research and development, and other resources to address the failure. Any determination by a court or regulatory agency that our services with government clients violate these laws and regulations could subject us to civil or criminal penalties, invalidate all or portions of some of our government client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving not only government clients but also all clients doing business with government payers, and have an adverse effect on our business.

•

HIPAA and Other Privacy and Security Requirements. Numerous federal and state laws and regulations govern the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, established privacy and security standards that limit the use and disclosure of protected health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Health plans, healthcare clearinghouses, and most providers are “Covered Entities” subject to HIPAA. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or the Privacy Rule, and the security regulations established under HIPAA, or the Security Rule. In addition, our carrier customers, or payors, are considered Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard protected health information and restrict how we may use and disclose such information. Both Covered Entities and Business Associates are subject to direct oversight and audit by the Department of Health and Human Services.

Violations of HIPAA could result in civil fines of up to $57,051 per violation and a maximum civil penalty of $1,711,533 in a calendar year for violations of the same requirement, as well as criminal penalties. The U.S. Department of Health and Human Services’ Office for Civil Rights (“OCR”), which enforces HIPAA, appears to have increased its enforcement activities. OCR also operates a formal HIPAA audit program. The audits are intended to assess compliance with HIPAA by both Covered Entities and Business Associates and are conducted by OCR with assistance from third-party vendors. Issues identified during the audits may result in agency-imposed corrective action plans or civil monetary penalties. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents.

We may not be able to adequately address the business risks created by HIPAA implementation and enforcement. Furthermore, we are unable to predict what changes to HIPAA or other laws or regulations might be made in the future or how those changes could affect our business or the costs associated with compliance. Noncompliance may result in litigation, civil penalties, fines and/or settlements.

Some payors and clearinghouses interpret HIPAA transaction requirements differently than we do. Where payors or clearinghouses require conformity with their interpretations as a condition of a successful transaction, we seek to comply with their interpretations.

In addition to the Privacy Rule and Security Rule, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical and/or health information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them. Failure to comply with any state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. Such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.

•

Personal Privacy and Consumer Protection. Numerous federal and state laws and regulations govern the collection, retention, use, and disclosure of personal information. In addition to HIPAA, we might be subject to various laws, rules and regulations related to privacy and information security, including those promulgated under the Gramm-Leach-Bliley Act and various state laws regulating the use and security of personal information. Those laws, rules, and regulations include requirements such as reasonable and appropriate safeguards to protect personal information, or providing appropriate notice to consumers about how their personal information will be used or disclosed. In addition, state legislatures have been actively enacting new laws addressing data security, security breach notification, and privacy, including the California Consumer Privacy Act of 2018. These areas may present implementation challenges and could be an enforcement priority for the state regulators generating increased lawsuits by consumers and other individuals. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.

•

Medicare and Medicaid Regulatory Requirements. We have contracts with insurance carriers who offer Medicare Managed Care (also known as Medicare Advantage or Medicare Part C) and Medicaid Managed Care benefits plans. We also have contracts with insurance carriers who offer Medicare prescription drug benefits (also known as Medicare Part D) plans. The activities of the Medicare plans are regulated by the Centers for Medicare & Medicaid Services, or CMS, the federal agency that provides oversight of the Medicare and Medicaid programs. The Medicaid Managed Care plans are regulated by both CMS and the individual states where the plans are offered. Some of the activities that we might perform, such as the enrollment of beneficiaries, may be subject to CMS and/or state regulation, and such regulations may force us to change the way we do business or otherwise restrict our ability to provide services to such plans. Moreover, the regulatory environment with respect to these programs is increasingly complex.

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

As of December 31, 2018 and June 30, 2019, we had $240 million aggregate principal of Notes outstanding. We also had the ability to borrow an aggregate of $84.3 million under our current credit facility, all of which would be secured debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business might not continue to generate cash flow from operations in the future sufficient to service our debt timely. In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We might not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default and acceleration of our debt obligations.

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

The Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our senior, secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the senior, secured debt has been repaid in full from these assets. There might not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities. All our indebtedness, including the Notes, must be repaid before our stockholders would receive anything in a liquidation.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in September 2013 through June 30, 2019, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	any major change in our management;
•	changes in laws or regulations relating to the sale of health insurance;
•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•	threatened or actual litigation;
•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock by existing stockholders; and
•	general political and economic conditions.

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

As of June 30, 2019, we had an aggregate of 32,642,706 shares of common stock outstanding. As of June 30, 2019, there also were outstanding options and restricted stock units to purchase 2,348,017 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. We have also registered an aggregate of 9,099,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. In addition, a substantial number of shares of our common stock is reserved for issuance upon conversion of the Notes. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

Item 6.  EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.4.1	Benefitfocus, Inc. Second Amended and Restated 2012 Stock Plan. #	8-K	__	10.4.1	June 3, 2019

10.17.2	Second Amendment to Employment Agreement, dated April 1, 2019, by and between Benefitfocus.com, Inc. and Raymond A. August. #	__	__	__	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Vice President of Corporate Development and former Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1

Certification of the President and Chief Executive Officer and the Vice President of Corporate Development and former Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2019

Benefitfocus, Inc.

By:	/s/ Lou Anne Gilmore
Lou Anne Gilmore
Vice President of Corporate Development and former Interim Chief Financial Officer
(Principal financial and accounting officer)