Form 10-Q
period 2019-09-30
Benefitfocus,Inc.
filed 2019-11-07
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 4, 2019, there were approximately 32,739,796 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$130,699	$190,928
Accounts receivable, net	34,672	21,077
Contract, prepaid and other current assets	15,312	16,667
Total current assets	180,683	228,672
Property and equipment, net	28,689	69,965
Financing lease right-of-use assets	80,665	–
Operating lease right-of-use assets	1,868	–
Intangible assets, net	13,236	–
Goodwill	12,857	1,634
Deferred contract costs and other non-current assets	10,150	13,668
Total assets	$328,148	$313,939
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,552	$8,687
Accrued expenses	10,333	11,461
Accrued compensation and benefits	13,561	17,269
Deferred revenue, current portion	33,911	36,540
Lease liabilities and financing obligations, current portion	7,022	4,486
Total current liabilities	73,379	78,443
Deferred revenue, net of current portion	7,216	9,323
Convertible senior notes	185,069	176,692
Lease liabilities and financing obligations, net current portion	89,438	57,116
Other non-current liabilities	115	2,575
Total liabilities	355,217	324,149
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 32,710,032 and 32,017,773 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	33	32
Additional paid-in capital	420,808	403,631
Accumulated deficit	(447,910)	(413,873)
Total stockholders' deficit	(27,069)	(10,210)
Total liabilities and stockholders' deficit	$328,148	$313,939

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$71,665	$61,006	$208,543	$183,950
Cost of revenue	35,588	31,740	101,242	93,864
Gross profit	36,077	29,266	107,301	90,086
Operating expenses:
Sales and marketing	18,527	17,661	57,464	55,978
Research and development	14,088	10,676	41,639	34,827
General and administrative	10,772	9,263	34,353	29,343
Total operating expenses	43,387	37,600	133,456	120,148
Loss from operations	(7,310)	(8,334)	(26,155)	(30,062)
Other income (expense):
Interest income	673	73	2,095	199
Interest expense	(5,926)	(1,458)	(17,577)	(4,190)
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	–	(1,868)	–	(5,601)
Other income (expense)	3	2	(61)	15
Total other expense, net	(5,250)	(3,251)	(15,543)	(9,577)
Loss before income taxes	(12,560)	(11,585)	(41,698)	(39,639)
Income tax expense	17	13	26	22
Net loss	$(12,577)	$(11,598)	$(41,724)	$(39,661)
Comprehensive loss	$(12,577)	$(11,598)	$(41,724)	$(39,661)
Net loss per common share:
Basic and diluted	$(0.38)	$(0.36)	$(1.29)	$(1.25)
Weighted-average common shares outstanding:
Basic and diluted	32,703,723	31,883,029	32,460,494	31,678,360

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of lease standard	–	–	–	7,687	7,687
Exercise of stock options	18,600	–	89	–	89
Issuance of common stock upon vesting of restricted stock units	34,255	–	–	–	–
Stock-based compensation expense	–	–	6,253	–	6,253
Net loss	–	–	–	(14,209)	(14,209)
Balance, March 31, 2019	32,070,628	$32	$409,973	$(420,395)	$(10,390)
Exercise of stock options	6,200	–	45	–	45
Issuance of common stock upon vesting of restricted stock units	565,878	1	–	–	1
Stock-based compensation expense	–	–	6,203	–	6,203
Net loss	–	–	–	(14,938)	(14,938)
Balance, June 30, 2019	32,642,706	$33	$416,221	$(435,333)	$(19,079)
Issuance of common stock upon vesting of restricted stock units	60,676	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	6,650	–	172	–	172
Stock-based compensation expense	–	–	4,415	–	4,415
Net loss	–	–	–	(12,577)	(12,577)
Balance, September 30, 2019	32,710,032	$33	$420,808	$(447,910)	$(27,069)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2017	31,307,989	$31	$352,496	$(361,246)	$(8,719)
Exercise of stock options	9,250	–	42	–	42
Issuance of common stock upon vesting of restricted stock units	15,208	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	7,022	–	180	–	180
Stock-based compensation expense	–	–	4,325	–	4,325
Net loss	–	–	–	(13,802)	(13,802)
Balance, March 31, 2018	31,339,469	$31	$357,043	$(375,048)	$(17,974)
Exercise of stock options	4,578	–	48	–	48
Issuance of common stock upon vesting of restricted stock units	481,950	1	–	–	1
Stock-based compensation expense	–	–	4,674	–	4,674
Net loss	–	–	–	(14,261)	(14,261)
Balance, June 30, 2018	31,825,997	$32	$361,765	$(389,309)	$(27,512)
Exercise of stock options	1,230	–	13	–	13
Issuance of common stock upon vesting of restricted stock units	67,142	–	(1)	–	(1)
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	5,591	–	179	–	179
Stock-based compensation expense	–	–	3,347	–	3,347
Net loss	–	–	–	(11,598)	(11,598)
Balance, September 30, 2018	31,899,960	$32	$365,303	$(400,907)	$(35,572)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(41,724)	$(39,661)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	16,629	11,912
Stock-based compensation expense	14,501	12,346
Accretion of interest on convertible senior notes	8,377	–
Interest accrual on finance lease liabilities	25	–
Interest accrual on financing obligations (prior to adoption of ASC 842)	–	5,639
Rent payments in excess of expense	(6)	–
Provision for doubtful accounts	108	364
Changes in operating assets and liabilities:
Accounts receivable, net	(12,791)	2,103
Contract, prepaid and other current assets	1,282	5,179
Deferred costs and other non-current assets	3,746	2,590
Accounts payable and accrued expenses	(642)	4,385
Accrued compensation and benefits	(1,524)	(1,068)
Deferred revenue	(11,427)	(7,443)
Other non-current liabilities	(69)	(328)
Net cash and cash equivalents used in operating activities	(23,515)	(3,982)
Cash flows from investing activities
Business combination, net of cash acquired	(20,914)	–
Purchases of property and equipment	(10,604)	(5,855)
Net cash and cash equivalents used in investing activities	(31,518)	(5,855)
Cash flows from financing activities
Draws on revolving line of credit	–	97,000
Payments on revolving line of credit	–	(84,000)
Payments of debt issuance costs	(357)	–
Proceeds from exercises of stock options and ESPP	305	462
Payments on capital lease and financing obligations	(1,032)	(7,895)
Payments of principal on finance lease liabilities	(4,112)	–
Net cash and cash equivalents (used in) provided by financing activities	(5,196)	5,567
Net decrease in cash and cash equivalents	(60,229)	(4,270)
Cash and cash equivalents, beginning of period	190,928	55,335
Cash and cash equivalents, end of period	$130,699	$51,065

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$—	$83
Property and equipment purchased with financing and capital lease obligations (prior to adoption of ASC 842)	$—	$3,739
Post contract support purchased with financing obligations	$—	$275

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

The Company determined that implementation services for certain of its insurance carrier customers significantly modify or customize the software solution and, as such, does not represent a distinct performance obligation. Accordingly, revenue from such implementation services with these insurance carrier customers are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right. In certain arrangements, the Company utilizes estimates of hours as a measure of progress to determine revenue.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions.  Payments of sales commissions generally include multiple payments. The Company capitalizes only those payments made within an insignificant time from the contract inception, typically three months or less.  Subsequent payments are expensed as incurred. The capitalized costs are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years. The Company expenses the costs to obtain a contract when the amortization period is less than one year. Deferred costs related to obtaining contracts is included in deferred contract costs and other non-current assets.

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. Deferred fulfillment costs is included in deferred contract costs and other non-current assets.

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of September 30, 2019	As of December 31, 2018
Costs to obtain contracts	$6,184	$7,506
Costs to fulfill contracts	$3,436	$5,235

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization of deferred contract costs	2019	2018	2019	2018
Costs to obtain contracts included in sales and marketing expense	$871	$1,019	$2,788	$3,180
Costs to fulfill contracts included in cost of revenue	$743	$861	$2,347	$2,640

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. Revenue from one customer was approximately 13% and 14% of the total revenue in the three- and nine-month periods ended September 30, 2018, respectively. No customer exceeded 10% of total revenue in the three- and nine-month periods ended September 30, 2019.

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

The following table presents the balances of the allowances:

Balance of allowances	As of September 30, 2019	As of December 31, 2018
Allowance for doubtful accounts	$151	$392
Allowance for returns	$2,839	$3,191

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

The following tables present information about capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized software development costs	2019	2018	2019	2018
Capitalized	$2,563	$1,688	$7,246	$4,287
Amortized	$1,263	$1,045	$3,760	$2,898

Capitalized software development costs	As of September 30, 2019	As of December 31, 2018
Net book value	$13,292	$9,806

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2019	2018	2019	2018
Restricted stock units	2,065,629	2,158,468	2,065,629	2,158,468
Stock options	206,447	248,097	206,447	248,097
Convertible senior notes	4,513,824	-	4,513,824	-
Employee Stock Purchase Plan	3,831	2,480	3,831	2,480
Total anti-dilutive common share equivalents	6,789,731	2,409,045	6,789,731	2,409,045

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(12,577)	$(11,598)	$(41,724)	$(39,661)
Net loss attributable to common stockholders	$(12,577)	$(11,598)	$(41,724)	$(39,661)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,703,723	31,883,029	32,460,494	31,678,360
Net loss per common share, basic and diluted	$(0.38)	$(0.36)	$(1.29)	$(1.25)

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

	September 30, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$125,053	$—	$—	$125,053
Total assets	$125,053	$—	$—	$125,053

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$182,748	$—	$—	$182,748
Total assets	$182,748	$—	$—	$182,748

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Business Combination

On February 25, 2019, the Company purchased certain operating assets and liabilities, intellectual property and intangible assets, including the workforce in place, of the commercial business of Connecture, Inc., for $20,914 ($24,000 before working capital adjustments).  This acquisition added technology to potentially strengthen the Company’s platform, expand its customer reach, and enhance the value the Company delivers to its carrier customers.

The following table summarizes the fair value of the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration Transferred
Cash	$19,914
Contingent consideration arrangement	1,000
Fair value of total consideration transferred	$20,914

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable, net	$912
Contract, prepaid and other current assets	611
Property and equipment, net	198
Operating lease right-of-use assets	1,107
Intangible assets, net	14,600
Deferred contract costs and other non-current assets	250
Accrued expenses	(2)
Accrued compensation and benefits	(186)
Deferred revenue, current portion	(6,692)
Operating lease ROU liabilities, current portion	(84)
Operating lease ROU liabilities, net of current portion	(1,023)
Total identifiable net assets	9,691
Goodwill	11,223
Total identifiable net assets and goodwill	$20,914

The goodwill of $11,223 arising from the acquisition consists largely of the value of the acquired organized workforce as well as economies of scale. The Company expects $4,531 of the goodwill recognized to be deductible for income tax purposes.

The identifiable intangible assets acquired have a weighted average amortization period of 6.5 years and include developed technology, customer relationships, and trade name.  The Company did not acquire any contingent liabilities as part of the transaction.

The cash transferred includes $1,000 in contingent consideration placed into a third-party escrow.  These escrowed funds are released to Connecture as required contractual consents to the assignment of service arrangements are obtained from specified customers.  The undiscounted consideration distributable to Connecture under this arrangement ranges from $0 to $1,000.  As customer consents are obtained, the amount of the undiscounted consideration associated with the customer is transferred to Connecture.  For any specified service contracts that, at the end of one year, are continuing to be honored by the customer, whether or not affirmative consent has been received from such customer, the related escrowed funds will be distributed to Connecture.  If during the first year after the closing date of the acquisition, a customer refuses to consent to the assignment of the contract, or fails to deliver consent and stops performing under the contract or otherwise terminates the contract, the portion of the escrow related to that customer contract will then be distributable back to the Company.  The Company expects all of the contingent consideration will be distributed to Connecture within one year of acquisition.  Therefore, the full $1,000 undiscounted escrow balance is included in the fair value of the consideration transferred for the acquisition.  As of September 30, 2019, $985 of these escrow funds have been released to Connecture.

The fair value of the assets and liabilities assumed is provisional pending finalization of the Company’s review of supporting records for these assets and liabilities.

The Company incurred $450 in costs related to completing the acquisition, all of which were recognized in general and administrative expense prior to the third quarter ended September 30, 2019.

Revenues recognized by the Company related to the operations of the acquired business were $8,885 and $16,686 for the three and nine months ended September 30, 2019, respectively.  During the quarter ended September 30, 2019, the Company has integrated the acquired assets and workforce into its operations, which has decreased the Company’s ability to identify incremental costs associated with the acquired business.  Identifiable expenses associated with the acquired business were $6,155 and $14,537 for the three and nine months ended September 30, 2019, respectively.

Coincident with the acquisition, the Company entered into two additional agreements with Connecture each of which are accounted for separately at contracted prices as described below:

•

Transition Services Agreement where each party provides certain transition services to the other for a 12-month period to facilitate an orderly transition the acquired business.  During the three and nine months ended September 30, 2019, the Company recognized operating expense of $16 and $559, respectively, related to this agreement.

•

An agreement for the Company to provide interim services to Connecture as a subcontractor under a master services agreement maintained by Connecture that includes service commitments related to both the acquired business and Connecture’s retained business while the parties work together with the customer to legally separate the contract. During the three and nine months ended September 30, 2019, the Company recognized revenue of $289 and $689, respectively, related to this agreement.

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

The Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The Notes are unsecured and rank: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s unsecured indebtedness that is not subordinated; effectively junior in right of payment to any of the Company’s senior, secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities incurred by the Company’s subsidiaries.

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

As of September 30, 2019, the Notes were not convertible.

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

The Notes consist of the following as of:

	As of
	September 30, 2019	December 31, 2018
Liability component:
Principal	$240,000	$240,000
Less: Debt discount, net of amortization	(54,931)	(63,308)
Net carrying amount	$185,069	$176,692
Equity component (a)	56,950	56,950
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
1.25% coupon	$758	$2,250
Amortization of debt discount and transaction costs	2,836	8,377
	$3,594	$10,627

As of September 30, 2019, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$211,200	$185,069	$254,400	$176,692

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

Based on the closing price of our common stock of $23.81 on September 30, 2019, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

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

As of September 30, 2019 and December 31, 2018, there were no amounts outstanding under the Senior Revolver. As of September 30, 2019, the amount available to borrow was $89,619.

8. Commitments

Total net cash flows were not impacted by adoption of ASC 842; however, classification of some transactions moved between operating and financing activities. Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Nine Months Ended September 30, 2019
Financing cash flows from finance leases	$4,112
Operating cash flows from finance leases	$6,423
Operating cash flows from operating leases	$436
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$4,040
Operating lease liabilities	$1,107

As of September 30, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

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

The components of operating lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed operating lease expense	$182	$522
Short-term lease expense	-	33
Variable operating lease expense	40	105
Total operating lease expense	222	660
Sublease income	-	(28)
Total operating lease cost	$222	$632

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases:

Lease Assets and Liabilities	Classification	As of September 30, 2019
Assets
Operating lease ROU asset - Buildings	Operating lease right-of-use assets	$1,868

Liabilities
Operating lease ROU liabilities, current portion	Lease liabilities, current	$435
Operating lease ROU liabilities, net of current portion	Lease liabilities, non-current	1,640
Total operating lease liabilities		2,075

Weighted average remaining lease term (in years)		5.83
Weighted average discount rate		5.87%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2019:

Operating Leases
Year Ending December 31,
Remainder of 2019	$192
2020	445
2021	385
2022	391
2023	398
Thereafter	660
Total minimum lease payments	2,471
Less: imputed interest	(396)
Total operating lease liabilities	$2,075

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

The components of finance lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Amortization of ROU assets	$2,230	$6,253
Interest on lease liabilities	2,153	6,402
Variable finance lease expense	9	46
Total finance lease expense	$4,392	$12,701

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s finance leases:

Lease Assets and Liabilities	Classification	As of September 30, 2019
Assets
Finance lease ROU asset	Finance lease right-of-use assets, net	$86,867
Finance lease ROU accumulated amortization	Finance lease right-of-use assets, net	(6,202)
Finance lease ROU assets, net		80,665

Liabilities
Finance lease ROU liabilities, current portion	Lease liabilities, current	$5,780
Finance lease ROU liabilities, net of current portion	Lease liabilities, non-current	87,366
Total finance lease liabilities		93,146

Weighted average remaining lease term (in years)		11.47
Weighted average discount rate		9.28%

The following table presents the maturity of the Company’s finance lease liabilities as of September 30, 2019:

Finance Leases
Year Ending December 31,
Remainder of 2019	$3,877
2020	13,433
2021	12,895
2022	12,171
2023	11,506
Thereafter	103,616
Total minimum lease payments	157,498
Less: imputed interest	(64,352)
Total finance lease liabilities	$93,146

9. Stock-based Compensation

Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted 637,235 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $25,178. These RSUs generally vest in equal annual installments over various periods ranging from less than one year to up to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is approximately 3.45 years from the date of grant.

The Company granted 544,809 performance RSUs with an aggregate grant date fair value of $25,759 during the nine months ended September 30, 2019. The aggregate grant date fair value of the performance RSUs assuming target achievement was $18,185. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2019, and vesting will then occur in equal annual installments over one- and four-year periods from the grant date.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 3.65 years from the date of grant, respectively.

10. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At September 30, 2019, the Company had reserved a total of 5,553,580 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	206,447
Restricted stock units	2,065,629
Available for future issuance under stock award plans	3,166,611
Available for future issuance under ESPP	114,893
Total common shares reserved for future issuance	5,553,580

11. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service line:
Software services	$54,196	$46,858	$160,306	$143,316
Professional services	17,469	14,148	48,237	40,634
Total	$71,665	$61,006	$208,543	$183,950

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Nine Months Ended September 30, 2019
Contract assets	$12,798	$9,185
Contract liabilities:
Deferred revenue	$45,863	$41,127

Nine Months Ended September 30, 2018
Contract assets	$11,522	$4,911
Contract liabilities:
Deferred revenue	$55,027	$47,584

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.  Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the three and nine months ended September 30, 2019 and 2018.

The following tables show the significant changes in contract asset balances:

	Three Months Ended September 30,
Contract Assets	2019	2018
Transferred to receivables from contract assets	$7,300	$5,147
Revenue recognized from performance obligations satisfied but not billed	$6,352	$3,034

	Nine Months Ended September 30,
Contract Assets	2019	2018
Transferred to receivables from contract assets	$17,597	$14,535
Revenue recognized from performance obligations satisfied but not billed	$13,984	$7,924

Revenue recognized during the three and nine months ended September 30, 2019 that was included in the deferred revenue balance at the beginning of the periods was $16,755 and $27,901 respectively.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods $645 and $2,625 during the three and nine months ended September 30, 2019, respectively.

Performance Obligations

As of September 30, 2019, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $210,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

12. Income Taxes

The Company’s effective federal tax rate for the three and nine months ended September 30, 2019 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

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

14. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease right-of-use assets and lease liabilities on the Consolidated Balance Sheet as of September 30, 2019. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,519 and $2,445 for the three months ended September 30, 2019 and 2018, respectively and $8,348 and $8,197 for the nine months ended September 30, 2019 and 2018, respectively. Other amounts due to these related parties were $669 and $833 as of September 30, 2019 and December 31, 2018, respectively, and were recorded in “Accrued expenses.”

In March 2019, the Company terminated its cancellable lease agreement to construct additional office space under its December 12, 2016 lease.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $82 and $22 for the three months ended September 30, 2019 and 2018, respectively and $237 and $46 for the nine months ended September 30, 2019 and 2018, respectively. Amounts due to these companies were $1 as of September 30, 2019. There were no amounts due to these companies as of December 31, 2018.

During 2018, the Company entered into an agreement to purchase software and services from a company affiliated with a Company director.  The aggregate amount of payments due under this contract is $115.  Payments related to this agreement were $24 and $82 for the three and nine months ended September 30, 2019, respectively. There were no amounts due to this company as of September 30, 2019. Amounts due to this company were $35 as of December 31, 2018.

15. Subsequent Events

Restricted Stock Units

During October and November 2019, the Company granted 48,093 RSUs with an aggregate grant date fair value of $1,115. The RSUs generally vest in equal annual installments over four years from the grant date.  The weighted-average vesting period for these RSUs is approximately 3.92 from the date of grant.

Common Stock

During October and November 2019, RSUs vested resulting in the issuance of 29,764 shares.

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

We classify our revenue into two streams – software services revenue and professional services revenue.  Software services revenue primarily consists of monthly subscription fees and BenefitsPlace transactional revenue. Monthly subscription fees are paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Software services revenue also includes BenefitsPlace transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace.  BenefitsPlace carrier revenue is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and BenefitsPlace supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Software services revenue accounted for approximately 76% and 77% of our total revenue during the three-month period ended September 30, 2019 and 2018, respectively, and 77% and 78% of our total revenue during the nine-month period ended September 30, 2019 and 2018.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 24% and 23% of our total revenue during the three-month period ended September 30, 2019 and 2018, respectively, and 23% and 22% of our total revenue during the nine-month period ended September 30, 2019 and 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(12,577)	$(11,598)	$(41,724)	$(39,661)
Depreciation	3,848	2,888	11,505	8,864
Amortization of software development costs	1,263	1,045	3,760	2,898
Amortization of acquired intangible assets	569	22	1,364	150
Interest income	(673)	(73)	(2,095)	(199)
Interest expense	5,926	1,458	17,577	4,190
Interest expense on building lease financing obligations	-	1,868	-	5,601
Income tax expense	17	13	26	22
Stock-based compensation expense	4,415	3,347	14,501	12,346
Transaction and acquisition-related costs expensed	3	-	1,005	257
Costs not core to our business	63	1,027	649	3,922
Total net adjustments	15,431	11,595	48,292	38,051
Adjusted EBITDA	$2,854	$(3)	$6,568	$(1,610)

Net Benefit Eligible Lives

We are focused on driving revenue growth from adding lives to our platform and driving incremental transaction revenue. We believe the number of net benefit eligible lives is a key indicator of our market penetration, growth and future revenue. We believe net benefit eligible lives is highly correlated to our subscription revenue and is the foundation of our transaction revenue opportunity. During the third quarter of 2019, we added independent contractor lives, plus their estimated dependents, to our platform, for the first time. We believe these lives will drive incremental transaction revenue through the ability to participate in BenefitsPlace.  Accordingly, because we signed our first contract with a “gig economy” company, Shipt, Inc., which has a large workforce of freelancers, we have included these in our definition of net benefit eligible lives. We define a net benefit eligible life as an enrollment subscription with standard contracting or a freelancer with access to benefits enrollment, plus their estimated dependents, as of the measurement date. This definition excludes lives from other subscription-related contracts.

	As of September 30,
	2019	2018
	(in millions)
Net benefit eligible lives	16.8	13.2

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

Our software services revenue retention rate exceeded 95% for the three and nine months ended September 30, 2019 and 2018.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Software services	$54,196	$46,858	$160,306	$143,316
Professional services	17,469	14,148	48,237	40,634
Total revenue	$71,665	$61,006	$208,543	$183,950

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

We determined that implementation services for certain of our insurance carrier customers significantly modify or customize the software solution and, as such, does not represent a distinct performance obligation. Accordingly, revenue from such implementation services with these insurance carrier customers are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right. We utilize estimates of hours as a measure of progress to determine revenue for certain types of arrangements.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and nine months ended September 30, 2019 and 2018.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$71,665	$61,006	$208,543	$183,950
Cost of revenue(1)	35,588	31,740	101,242	93,864
Gross profit	36,077	29,266	107,301	90,086
Operating expenses:
Sales and marketing(1)	18,527	17,661	57,464	55,978
Research and development(1)	14,088	10,676	41,639	34,827
General and administrative(1)	10,772	9,263	34,353	29,343
Total operating expenses	43,387	37,600	133,456	120,148
Loss from operations	(7,310)	(8,334)	(26,155)	(30,062)
Other income (expense):
Interest income	673	73	2,095	199
Interest expense	(5,926)	(1,458)	(17,577)	(4,190)
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	–	(1,868)	–	(5,601)
Other income (expense)	3	2	(61)	15
Total other expense, net	(5,250)	(3,251)	(15,543)	(9,577)
Loss before income taxes	(12,560)	(11,585)	(41,698)	(39,639)
Income tax expense	17	13	26	22
Net loss	$(12,577)	$(11,598)	$(41,724)	$(39,661)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$798	$542	$2,388	$2,153
Sales and marketing	923	759	2,597	2,970
Research and development	690	494	2,600	2,103
General and administrative	2,004	1,552	6,916	5,120

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	49.7	52.0	48.5	51.0
Gross profit	50.3	48.0	51.5	49.0
Operating expenses:
Sales and marketing	25.9	28.9	27.6	30.4
Research and development	19.7	17.5	20.0	18.9
General and administrative	15.0	15.2	16.5	16.0
Total operating expenses	60.5	61.6	64.0	65.3
Loss from operations	(10.2)	(13.7)	(12.5)	(16.3)
Other income (expense):
Interest income	0.9	0.1	1.0	0.1
Interest expense	(8.3)	(2.4)	(8.4)	(2.3)
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	-	(3.1)	-	(3.0)
Other income (expense)	-	-	-	-
Total other expense, net	(7.3)	(5.3)	(7.5)	(5.2)
Loss before income taxes	(17.5)	(19.0)	(20.0)	(21.5)
Income tax expense	-	-	-	-
Net loss	(17.5)%	(19.0)%	(20.0)%	(21.6)%

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$54,196	75.6%	$46,858	76.8%	$7,338	15.7%
Professional services	17,469	24.4	14,148	23.2	3,321	23.5
Total revenue	$71,665	100.0%	$61,006	100.0%	$10,659	17.5%

Software services revenue includes $3.9 million of software subscription revenue associated with assets acquired from Connecture in February 2019. Revenue from transaction services increased $1.3 million primarily as a result of revenue from new BenefitsPlace carriers and contractual price increases.  Additionally, software services increased $4.2 million from the addition of new customers, contractual price increases and volume increases. These increases were partially offset by decreases from the renegotiation of a customer contract as well as decreases from customers that terminated products and services. We expect the effect of the renegotiation of a customer contract could continue to negatively impact revenue in future periods.

The increase in professional services revenue was primarily attributable to an increase of $5.0 million from work performed related to the customer contracts acquired from Connecture in February 2019 partially offset by a decrease of $1.8 million from professional services work in 2018 that did not recur in 2019. Additionally, customer support revenue increased by $0.6 million. Professional services revenue increased as a percentage of total revenue in the current quarter compared to the prior year primarily as result of revenue from the Connecture acquisition.  We expect this trend to continue for the remainder the year.

Cost of Revenue

	Three Months Ended September 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$35,588	49.7%	$31,740	52.0%	$3,848	12.1%

The increase in cost of revenue in absolute terms was attributable to an increase in salaries and other personnel-related costs of $2.8 million and increased depreciation expense of $1.0 million. The increase in salaries and personnel-related costs is primarily attributable to the workforce acquired from Connecture in February 2019.  The increase in depreciation expense is attributable to the amortization of acquired intangibles from the Connecture acquisition as well as higher depreciation expense related to an increase in capitalized software development costs and the impact of the adoption of the new lease accounting standard at the beginning of 2019. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale. Cost of revenue included $0.8 million and $0.5 million of stock-based compensation expense for the three-month periods ended September 30, 2019 and 2018, respectively, and $4.0 million and $3.0 million of depreciation and amortization for the three-month periods ended September 30, 2019 and 2018, respectively.

Gross Profit

	Three Months Ended September 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$36,928	68.1%	$30,536	65.2%	$6,392	20.9%
Professional services	(851)	(4.9)	(1,270)	(9.0)	419	(33.0)
Gross profit	$36,077	50.3%	$29,266	48.0%	$6,811	23.3%

The increase in software services gross profit was driven by a $7.3 million, or 15.7%, increase in software services revenue partially offset by an increase in software services cost of revenue of $0.9 million as we continued to achieve economies of scale. Software services cost of revenue included $0.5 million and $0.3 million of stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively, and $3.2 million and $2.6 million of depreciation and amortization for the three months ended September 30, 2019 and 2018, respectively.

The improvement in professional services gross loss was driven by an increase in professional services revenue of $3.3 million, partially offset by an increase in professional services cost of revenue of $2.9 million. Professional services cost of revenue included $0.3 million and $0.2 million of stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively. In addition, professional services cost of revenue included $0.9 million and $0.5 million in depreciation and amortization for the three months ended September 30, 2019 and 2018, respectively.

Operating Expenses

	Three Months Ended September 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$18,527	25.9%	$17,661	28.9%	$866	4.9%
Research and development	14,088	19.7	10,676	17.5	3,412	32.0
General and administrative	10,772	15.0	9,263	15.2	1,509	16.3

The increase in sales and marketing expense in absolute terms was primarily attributable to a $0.5 million increase in salaries and personnel-related costs driven by decrease in the amount of commission expense capitalized. Additionally, the cost of marketing events increased $0.2 million due to timing as the prior-year event did not occur in the third quarter. This year, as discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The increase in research and development expense is primarily attributable to costs related to the additional headcount from the workforce acquired from Connecture in February 2019.  Additionally, depreciation and amortization and IT-related costs increased by $0.7 million. These increases were partially offset by an increase of $0.5 million in the amount of personnel-related costs capitalized for software development.

The increase in general and administrative expense was primarily attributable to a $1.3 million increase in salary and personnel-related costs, including an increase in stock-based compensation expense of $0.5 million, as a result of investing in our business operations function and costs associated with hiring our chief financial officer. Additionally, depreciation and amortization and IT-related expense $0.4 million and sales tax expense increased $0.2 million due to a benefit recognized in during 2018. These increases were partially offset by a decrease in professional and consulting costs of $0.6 million driven by decreases in professional fees associated with the adoption of the leasing and revenue accounting standards and internal control testing incurred during 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$160,306	76.9%	$143,316	77.9%	$16,990	11.9%
Professional services	48,237	23.1	40,634	22.1	7,603	18.7
Total revenue	$208,543	100.0%	$183,950	100.0%	$24,593	13.4%

Software services revenue includes $7.9 million of software subscription revenue associated with assets acquired from Connecture in February 2019. Additionally, software services increased $10.7 million from the net addition of new customers, contractual price increases, and volume increases. These increases were offset by a $4.2 million decrease in software subscription revenue from the renegotiation a customer contract and decreases from customers that terminated products and services. Revenue from transaction services increased $5.9 million primarily as a result of revenue from new BenefitsPlace carriers.  Additionally, non-recurring revenue increased $0.9 million. We expect the effect of the renegotiation of a customer contract could continue to negatively impact revenue in future periods.

The increase in professional services revenue was attributable to $8.8 million from work performed related to the customer contracts acquired from Connecture in February 2019 partially offset by a decrease of $1.0 million from work performed primarily for carrier customers in 2018 that did not reoccur in 2019. Professional services revenue increased as a percentage of total revenue in the current year to date period compared to the prior year primarily as result of revenue from the Connecture acquisition.  We expect this trend to continue for the remainder the year.

Cost of Revenue

	Nine Months Ended September 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$101,242	48.5%	$93,864	51.0%	$7,378	7.9%

The increase in cost of revenue in absolute terms was attributable to an increase in salaries and other personnel-related costs of $3.7 million and increased depreciation expense of $3.0 million. The increase in salaries and personnel-related costs is primarily attributable to the workforce acquired from Connecture in February 2019 partially offset by decreases related our cost structure in place prior to the acquisition in February 2019. The increase in depreciation and amortization expense is attributable to the amortization of acquired intangibles from the Connecture acquisition as well as higher depreciation expense related to an increase in capitalized software development costs and the impact of the adoption of the new lease accounting standard at the beginning of 2019. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale. Cost of revenue included $2.4 million and $2.2 million of stock-based compensation expense for the nine-month periods ended September 30, 2019 and 2018, respectively, and $11.9 million and $8.9 million of depreciation and amortization for the nine-month periods ended September 30, 2019 and 2018, respectively.

Gross Profit

	Nine Months Ended September 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$110,378	68.9%	$94,492	65.9%	$15,886	16.8%
Professional services	(3,077)	(6.4)	(4,406)	(10.8)	1,329	(30.2)
Gross profit	$107,301	51.5%	$90,086	49.0%	$17,215	19.1%

The increase in software services gross profit was driven by a $17.0 million, or 11.9%, increase in software services revenue slightly offset by an increase in software services cost of revenue of $1.1 million as we continued to achieve economies of scale. Software services cost of revenue included $1.3 million and $1.2 million of stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively, and $9.5 million and $7.5 million of depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively.

The improvement in professional services gross loss was driven by an increase in professional services revenue of $7.6 million, or 18.7%, offset by an increase in professional services cost of revenue of $6.3 million. Professional services cost of revenue included $1.1 million and $0.9 million of stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively. In addition, professional services cost of revenue included $2.4 million and $1.4 million in depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$57,464	27.6%	$55,978	30.4%	$1,486	2.7%
Research and development	41,639	20.0	34,827	18.9	6,812	19.6
General and administrative	34,353	16.5	29,343	16.0	5,010	17.1

The increase in sales and marketing expense in absolute terms was primarily attributable to a $1.0 million increase in the cost of marketing events that occurred during 2019. Salaries and personnel-related increase $0.4 million as increases in commissions expense and a decrease in the amount of commission expense capitalized were offset by lower salary expense and sales bonuses due to a decrease in number of sales associates that occurred in the second half of 2018. Additionally, stock-based compensation expense decreased as a result of the forfeiture of stock awards related to the departure of employees who separated from the Company during the year. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The increase in research and development expense is primarily attributable to costs related to the workforce acquired from Connecture in February 2019. Additionally, depreciation and amortization and IT-related costs increased by $1.5 million. These increases were partially offset by an increase of $3.0 million in the amount of personnel-related costs capitalized for software development.

The increase in general and administrative expense was primarily attributable to a $4.9 million increase in salary and personnel-related costs, including an increase in stock-based compensation expense of $1.8 million, primarily as a result of investing in our business operations function. Additionally, depreciation and amortization, IT-related expense, and travel-related and other operating expenses increased $1.5 million and insurance expense increased $0.2 million in connection with the acquisition of assets from Connecture. These increases were partially offset by a decrease in professional and consulting costs of $1.8 million as implementation costs of the new lease accounting standard incurred in 2019 were more than offset by a decrease in professional fees associated with the adoption of the leasing and revenue accounting standards and internal control testing incurred during 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2019 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for lease accounting, which changed in connection with the adoption of ASC 842 on January 1, 2019 and is described elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2019, our primary sources of liquidity were our cash and cash equivalents totaling $130.7 million, $34.7 million in accounts receivables, net of allowances, and the unused portion of our revolving line of credit. The revolving line of credit provides for up to an additional $95.0 million in borrowing. After taking into account the borrowing base limit, the amount available to borrow under the revolving line of credit was $89.6 million as of September 30, 2019.

We are bound by customary affirmative and negative covenants in connection with the revolving line of credit, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our tangible and intangible assets, including intellectual property and the equity of our subsidiaries.  The terms of our revolving line of credit are described in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there were no amounts outstanding or due under the revolving line of credit.

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

Our cash flows from operations has improved in recent years and turned positive for the year ended December 31, 2018.  However, cash flows from operations on a quarterly basis may fluctuate between positive and negative due to the timing of payments and collections of cash, as we experienced in the nine months ended September 30, 2019, when cash flows from operations used cash.

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

During the nine-month period ending September 30, 2019, we entered into leasing arrangements with 3-year terms for computers and data processing equipment which resulted in the addition of $4.0 million of lease obligations.

In conjunction with the acquisition of certain assets and liabilities of Connecture, Inc. in the first quarter of 2019, we acquired an operating lease for office space with a term of 8.5 years which resulted in the addition of $1.1 million of lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2019.

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

We have had a history of net losses of $52.6 million, $50.3 million, and $40.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, and net losses of $41.7 million and $39.7 million for the nine months ended September 30, 2019 and 2018, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and net benefit eligible lives might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

We serve our customers primarily from two data centers, one located in Raleigh, North Carolina and the other located in Charlotte, North Carolina, and to a lesser extent, from a data center in Georgia associated with the acquisition of Connecture assets completed in February 2019. We also added a data center in Ashburn, Virginia in October 2019. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

•

HIPAA and Other Privacy and Security Requirements. Numerous federal and state laws and regulations govern the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, established privacy and security standards that limit the use and disclosure of protected health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Health plans, healthcare clearinghouses, and most providers are “Covered Entities” subject to HIPAA. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or the Privacy Rule, and the security regulations established under HIPAA, or the Security Rule, and the data security breach notification regulations established under HIPAA, or the Breach Notification Rule. In addition, our carrier customers, or payors, are considered Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard protected health information and restrict how we may use and disclose such information. Both Covered Entities and Business Associates are subject to direct oversight and audit by the Department of Health and Human Services.

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

•

Personal Privacy and Consumer Protection. Numerous federal and state laws and regulations govern the collection, retention, use, and disclosure of personal information. In addition to HIPAA, we might be subject to various laws, rules and regulations related to privacy and information security, including those promulgated under the Gramm-Leach-Bliley Act and various state laws regulating the use and security of personal information. Those laws, rules, and regulations include requirements such as reasonable and appropriate safeguards to protect personal information, or providing appropriate notice to consumers about how their personal information will be used or disclosed. In addition, state legislatures have been actively enacting new laws addressing data security, security breach notification, and privacy, including the California Consumer Privacy Act of 2018. These areas may present implementation challenges, and could be an enforcement priority for the state regulators generating increased lawsuits by consumers and other individuals. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.

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

As of December 31, 2018 and September 30, 2019, we had $240 million aggregate principal of Notes outstanding. We also had the ability to borrow an aggregate of $89.6 million under our current credit facility, all of which would be secured debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business might not continue to generate cash flow from operations in the future sufficient to service our debt timely. In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We might not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default and acceleration of our debt obligations.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in September 2013 through September 30, 2019, the per share trading price of our common stock has been as high as $77.00 and as low as $19.58. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2019, we had an aggregate of 32,710,032 shares of common stock outstanding. As of September 30, 2019, there also were outstanding options and restricted stock units to purchase 2,272,076 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale subject in some cases to Rule 144. We have also registered an aggregate of 11,084,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. In addition, a substantial number of shares of our common stock is reserved for issuance upon conversion of the Notes. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

Item 6.  EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.26	Employment Agreement, dated July 2, 2019, by and between Benefitfocus.com, Inc. and Stephen M. Swad. #	__	__	__	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	XBRL Instance Document.	__	__	__	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2019

Benefitfocus, Inc.

By:	/s/ Stephen M. Swad
Stephen M. Swad
Chief Financial Officer
(Principal financial and accounting officer)