Form 10-K
period 2019-12-31
Benefitfocus,Inc.
filed 2020-03-05
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(843) 849-7476

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange of which registered
Common Stock, $0.001 Par Value	BNFT	Nasdaq Global Market

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2019 (based on the closing sale price of $27.15 on June 28, the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $559,783,940. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 28, 2020 was 32,819,478.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders currently scheduled to be held on May 29, 2020 are incorporated by reference into Part III hereof.

Benefitfocus, Inc.

Form 10-K

For Year Ended December 31, 2019

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

Item 1. Business.

Overview

Benefitfocus provides a leading cloud-based benefits management platform for buyers (consumers, employees and employers) and sellers (insurance brokers, carriers and suppliers). The Benefitfocus Platform simplifies how organizations and individuals transact benefits. Our employer, carrier, broker and supplier customers rely on our platform to manage, scale and exchange benefits data seamlessly. Our solutions drive value for all participants in our benefits ecosystem.

The Benefitfocus Platform has a multi-tenant architecture and has a user-friendly interface designed for consumers to access all of their benefits in one place. Our comprehensive solutions support medical benefit plans and non-medical benefits, such as, dental, life, disability insurance, income protection, digital health and financial wellness. Our platform includes artificial intelligence functionality designed to help consumers identify and evaluate benefit options available to them. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform is growing.

Brokers use our platform to manage employer portfolios. This includes delivering strategic insights that improve their employer clients’ benefit experience and demonstrating greater value through access to a larger set of relevant products for employers, which should bring higher broker commissions and profits.

Employers use our solutions to streamline benefits processes and control costs, keep up with challenging and ever-changing regulatory requirements, and offer a greater variety of benefit options to attract, retain and motivate employees. The Benefitfocus Platform enables our employer customers to simplify the management of complex benefits processes, from sales and enrollment to implementation and ongoing administration. It provides their employees with an engaging, highly intuitive and personalized user interface for selecting and managing all of their benefits via mobile or desktop device.

Insurance carriers and suppliers use our solutions to more effectively market offerings to consumers, simplify billing, and improve the enrollment process. We also provide a network of approximately 2,200 benefit provider data exchange connections, which facilitates the otherwise highly fragmented interaction among employees, employers, brokers and carriers.

Since our initial public offering, we have described our target market as comprising two separate but related market segments – employers and insurance carriers. Within the employer market segment, we sell our technology solutions on an annually recurring or multi-year subscription basis to large employers, which we define as those with more than 1,000 employees. Similarly, in our other market segment, we sell our solutions on a subscription basis to insurance carriers, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and insurance carrier market segments gives us a strong position at the center of the benefits ecosystem.

In 2018, we expanded our economic model to include a transaction-oriented buyer solution, known as BenefitsPlace, designed to align brokers, carriers and suppliers around the needs of employers, employees and consumers. In this model, our seller partners, which are carriers and suppliers, offer their voluntary and specialty benefit products through a holistic, multidimensional marketplace. This marketplace is designed to increase the economic value of the consumer lives on our platform by aligning the product catalog to consumer needs. In exchange for Benefitfocus delivering consumer access, data-driven analysis and operational efficiencies, seller partners pay us a percentage of the purchases completed on our platform. Carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency.  Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

Our hybrid software-as-a-service, or SaaS, and repeatable transaction-based model provides us significant visibility into our future operating results, which enhances our ability to manage our business. Our company was founded in 2000, and we currently employ approximately 1,560 associates, or employees.

Industry Background

The administration and distribution of benefits to employees is a mainstay of the U.S. economy. Providing these benefits is costly and complex and requires the exchange of data and information, application of rules, and transfer of funds among a wide variety of constituents, including consumers, employers, insurance carriers, suppliers, brokers, benefits outsourcers, payroll processors, and financial institutions. The size of the HR benefits administration market and the value of benefits transacted are large. According to IBISWorld calculations, the market for HR benefits administration in the United States was $61.9 billion in 2019. Eastbridge Consulting Group estimates the U.S. in-force premiums were $44 billion in 2018 for employee-paid life, health and disability products sold at the worksite with premiums paid through payroll.

The variety and complexity of medical and non-medical benefits plans continues to grow. The Benefitfocus 2017 annual market research report, The State of Employee Benefits 2018, our most recent edition, indicates that a higher proportion of benefits offerings are shifting to high-deductible health plans coupled with health savings accounts. This added complexity places greater potential cost burden on employees and consumers and creates a greater need for employers to educate their workforces on becoming more informed healthcare consumers. To help employees cover added cost burdens, employers are increasingly offering a wider range of non-medical benefits plans, such as critical illness, supplemental income, and financial wellness programs, as well as traditional insurance offerings like dental, life and disability. Current point and legacy systems are inadequate to efficiently manage the complexity, regulation, and the involvement of multiple parties. They are also incapable or inadequate in enabling the purchase of non-medical benefits. These factors are driving the need for an enterprise benefits management system and consumer-focused platform to improve operational efficiency along the entire benefits value chain.

Employer Market

A significant and growing portion of employers’ costs is non-salary benefits, such as health insurance, that they provide to their employees. With healthcare and other premiums increasing, senior executives are prioritizing benefits administration in their organizations and searching for ways to contain costs without sacrificing benefits. In fact, according to the U.S. Department of Labor and Bureau of Labor Statistics, healthcare and other employee benefits accounted for 31.3% of all employee labor costs in September 2019. In addition, the expense burden continues to shift to employees. Employees’ contributions to premiums for health insurance have grown from approximately $318 per employee in 1999 to approximately $1,242 per employee in 2019. Employers recognize the importance of offering a greater variety of non-medical benefits as a means to attract, motivate, and retain employees. They must maintain relationships with multiple insurance carriers and many other benefits providers, placing a substantial administrative burden on their organizations.

Employers’ distribution, management, and administration of employee benefits has historically consisted of error-prone, paper-based processes, and a patchwork of customized software tools, which are costly to maintain, often lack necessary functionality, and fail to address the increasing complexity of the benefits marketplace. As benefits offerings become more complex and employees bear more of the cost of those benefits, HR software solutions that streamline information, simplify choices, and engage employees are increasingly in demand. Employees desire tailored, dynamic, and interactive communication of critical benefits information, with easy access to purchase benefits, as they become accustomed to receiving personalized content through various consumer applications on a range of devices.

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

Insurance Carrier Market

The employee benefits market consists of myriad medical insurance carriers and products. According to the U.S. Bureau of Labor Statistics, the single largest benefit provided to employees in the United States is healthcare insurance, often encompassing more than 90% of all insurance benefits spending by employers.

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

The effective delivery and management of employee benefits depends on the timely, continuous exchange of accurate data among carriers, their employer customers, broker partners and individual members. Legacy benefits management systems often lack important functionality such as web and mobile self-service capabilities and real-time data exchange. Critical carrier processes, including member enrollment, billing and payments, communications, and retail marketing have often been under-optimized or neglected by legacy systems, and carriers have devoted significant internal resources to cover technology gaps. In addition, healthcare reform mandates and the rise of exchanges have increased focus on carriers’ retail distribution capabilities, which require additional investment.

Governmental oversight, punctuated with the Patient Protection and Affordable Care Act, or PPACA, has led to an increasingly dynamic regulatory framework under which health benefits are delivered, accessed and maintained. Despite efforts to repeal and/or reform part or all of PPACA, we expect digital transformation of healthcare benefits to continue in the form of public and private exchanges – online marketplaces that allow insurance carriers to compete directly for new members. We expect private exchanges will be less rigid, promoting both health and non-health benefits, with substantially fewer rules around the types of benefits offered. As medical insurance carriers continue to bolster their retail distribution capabilities, we believe they will require consolidation of technology solutions to improve operational efficiency and attract additional members through private exchanges.

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

Attract, retain, and motivate employees.    Our solutions help employers attract, retain, and motivate top talent by delivering benefits information through a highly intuitive and engaging user interface. We believe that when employees understand the value of their benefits and have easy access to benefits, they are more likely to be satisfied with and engaged in their jobs.

Streamline HR processes.    Our solutions eliminate the time-consuming and labor-intensive, often paper-based, processes associated with managing employee benefits plans, making HR professionals more efficient. Employers and HR professionals can efficiently enroll users or update information, and communicate or make changes to plans in real-time.

Integrate seamlessly with related systems.    Our solutions can be easily and securely integrated with a variety of related systems, including carrier membership and billing, payroll and HR, banking, and other third-party administration. We provide a network of benefit provider data exchange connections through industry standards interfaces that are configurable to accommodate a variety of needs. Our open architecture further extends our functionality by allowing third parties to develop and offer apps and services on our platform. Our human capital management application programming interface, or API, replaces traditional file-based systems with an automated, real-time interface.

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

Reduce administrative costs.    The Benefitfocus Platform allows carriers to consolidate IT systems, automate and simplify various aspects of the benefits administration process, such as enrollment, plan changes, eligibility updates, and billing and payments, from one centralized location.

Facilitate real-time data exchange.    Our solutions simplify interactions and data exchange, and foster collaboration among carriers, suppliers, brokers, employers, employees and consumers. This allows carriers to rapidly tailor and offer new benefits packages.

Our Growth Strategy

We believe BenefitsPlace can transform how employers, brokers and carriers deliver value for employees and their families. With more than 50 industry-leading products offered by the industry’s marquee brands, employers can now seamlessly package a rich benefits offering that addresses health, wealth, property and lifestyle needs.

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

Further develop our partner ecosystem.    We believe we have a large opportunity to efficiently grow our customer base through our partners. To increase the number of consumers on our platform, we have established strong relationships with key participants in the benefits market, including SAP and SuccessFactors. We have also eliminated previous friction and improved our outreach to key constituents within the benefits industry, like brokers.

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

Facilitate the purchase of non-medical benefits.    We believe we have a significant opportunity to drive higher employer placement of BenefitsPlace products and increase consumer engagement in purchasing BenefitsPlace products throughout an entire calendar year.  We also believe that our current BenefitsPlace portfolio of products will grow in number as we continue to advance our multidimensional marketplace.

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

The Benefitfocus Portfolio of Products

Our portfolio of products and services is powered by BenefitSAIGE, our real-time, data-driven artificial intelligence, or AI, engine designed to engage consumers, employers, brokers and medical carriers on our platform with actions, alerts and offers most important to them. BenefitSAIGE includes tools for data analytics, user interface modifications and data integrations.

BenefitsPlace is our transaction-oriented, marketplace solution, connecting employers, brokers, insurance carriers, suppliers and consumers on a single platform. BenefitsPlace includes access to a variety of leading voluntary benefit products that support income protection, digital health, and financial well-being. BenefitsPlace partners provide products that fit into four distinct categories:

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

•

Property.    Products in the property category provide options for consumers to protect their assets and insure against liabilities associated with their personal property. Partner products provided in this category include personal property protection products, such as renters and auto insurance.

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

Products for Insurance Carriers

Benefitfocus MarketPlace for Carriers is our single, integrated end-to-end solution for medical carriers that enables them to automate administration and deliver a seamless benefits experience.

•

MarketPlace Enroll (formerly eEnrollment) provides a single, privately labeled platform for carriers to automate enrollment across all segments of their commercial group business. It includes benefits administration tools for brokers employers, supports complex business rules, such as eligibility and rating criteria and provides operational efficiency by transmitting eligibility and enrollment data to carrier membership systems. MarketPlace Enroll also offers consumers a retail-like benefit enrollment experience with decision support tools, educational videos and content libraries that help consumers make informed benefit elections year round.

•

MarketPlace Bill (formerly eBilling) is an electronic invoice presentment and payment solution, or EIPP, privately labeled for carriers. It consolidates invoices from multiple insurance products so employers and individuals receive one invoice that can be viewed and paid electronically. MarketPlace Bill automates the synchronization of billing and membership data to improve the accuracy of billing processes and provides options to simplify bill payment, such as scheduled one-time and/or recurring payments.

•

MarketPlace Exchange (formerly eExchange) is a solution that bridges the integration gap between carrier and employer systems, allowing a seamless exchange of data between the two. Our customers use MarketPlace Exchange to consume eligibility and enrollment data from multiple, third-party systems, convert data from one format to another, and manage the flow of employee data between carriers and employers.

•

MarketPlace Quote (formerly eSales) gives carriers and brokers tools to organize and proactively manage accounts, track leads, generate quotes, and create proposals for multiple products. MarketPlace Quote allows carriers to define their own market segments and configure them with unique workflows and business rules. It also enables greater data accuracy by automatically incorporating updated products, options and pricing for the most current rates and quotes. Carriers purchase MarketPlace Quote to increase productivity in their sales force.

Products for Employers

Benefitfocus MarketPlace is our solution for employers that helps them optimize the design of benefits plans, reduce healthcare costs, lessen administrative complexity and empower their employees to make better, more confident benefits decisions.

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

•

Insights (formerly Core & Advanced Analytics) is our data analytics solution that helps employers make more informed, data-driven decisions about their benefits offerings. This product aggregates benefit cost and claims data from relevant sources and allows customers to analyze, forecast, and monitor costs. Insights enables employers and their advisors to identify cost drivers, recognize trends, and predict future risks and costs. Additional analytical capabilities create “what-if” scenarios to model different variables, such as co-pays, deductibles, benefits, inflation, and member populations.

•

ACA Management & Reporting is our solution that helps employers manage ACA compliance by consolidating and automating IRS reporting. Additionally, Benefitfocus is an approved transmitter, allowing us to electronically file required ACA compliance documents with the Internal Revenue Service on behalf of our customers.

•

MarketPlace Billing & Payments (formerly Consolidated Billing & Payment) is a comprehensive application that synchronizes enrollment and billing information to streamline the monthly billing process, automate adjustments and increase accuracy of payments. MarketPlace Billing & Payments gives employers the ability to automate or schedule single-invoice payments to all of their benefit providers. Employers can drill down by employee to see coverage level and plan, or focus in by vendor, benefit type or internal cost control center to gain more insight into cost drivers.

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

•

BenefitSAIGE Analytics (formerly Advanced Analytics) aggregates benefit cost and claims data from relevant sources, identifies cost drivers, recognizes trends, and predicts future risks and costs. Additional analytical capabilities create “what-if” scenarios to model different variables, such as co-pays, deductibles, benefits, inflation, and member populations. Brokers purchase BenefitSAIGE Analytics to facilitate the design of better informed, data-driven benefit strategies for their customers.

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

Employer Customers	Carrier Customers
American Eagle Outfitters Inc.	American Heritage Life Insurance Company
Amerigas Propane, Inc.	BlueChoice HealthPlan of South Carolina, Inc.
Blackbaud, Inc.	Blue Cross of Idaho Health Service, Inc.
Boston Scientific Corporation	Blue Cross and Blue Shield of Kansas City
Brookdale Senior Living Inc.	Blue Cross and Blue Shield of South Carolina, Inc.
Designer Brands Inc.	Wellmark, Inc.
Fender Musical Instruments Corporation
Hard Rock Café International (USA), Inc.
Owens Corning
Panera Bread Company
Rush University Medical Center
SAP America Inc.
University of Alabama – Birmingham
University of Texas System
Zions Bancorporation

BenefitsPlace sellers include some the nation’s leading insurance carriers and suppliers to help protect consumers health, wealth and lifestyle. The following is a list of some of our significant carrier and supplier sellers.

Aetna	GoodRx
Aflac	InfoArmor
Allstate Benefits	MetLife
BrightDime	The Hartford
CIGNA	Transamerica Corporation
Genworth

No customer accounted for more than 10% of our total revenue during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, one customer accounted for 13% and 11% of total revenue, respectively.

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
•

participation in, and sponsorship of, user conferences, executive events, trade shows and industry events, including our annual user and partner conference, One Place, our invitation-only event for carrier executives, Carrier Place, and our annual platform sellers conference, Seller Place;

•	integrated marketing campaigns, including direct email, online web advertising, blogs, webinars and industry reports that include original thought leadership drawn from our unique set of data; and
•	public relations, analyst relations and social media initiatives.

We also sell our software solutions through strategic partners such as SAP SE.

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

We host our applications and serve our customers from multiple, co-located, private cloud data centers in separate locations. We rely on third-party vendors to operate these data centers, which are designed to host mission-critical computer systems and have industry-standard measures in place to minimize service interruptions. Our technical operations staff manages the technology stacks supporting the Benefitfocus Platform and uses automated monitoring tools throughout our system to detect unusual events or malfunctions that could interfere with our customers’ or partners’ use of the Benefitfocus Platform. We monitor application health by verifying that all applications, interfaces and supporting middleware are operational. If our monitoring detects anomalous situations, our dedicated network operations staff respond immediately to diagnose the situation, communicate status, and resolve the matter. We take the security of our data, systems and operations very seriously, and minimize risk at every level of technology selection through software architecture, systems administration, and operational controls and procedures.

Compliance and Certifications

We obtain third-party examinations of our controls relating to security. Certain examinations are conducted under Statement on Standards for Attestation Engagements, or SSAE, No. 18 (Reporting on Controls at a Service Organization). In particular, we obtain Service Organization Controls, or SOC, reports known as SOC 1 Type II and SOC 2 Type II audits that test the design and operating effectiveness of controls over a period of time. An independent auditor conducts these examinations annually and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability, confidentiality, change management, and logical security.

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

In addition to PCI-DDS, Benefitfocus meets all applicable security requirements required by the National Automated Clearinghouse Association, or NACHA, for third-party service providers, as well as all requirements for Covered Entities as required by HIPAA. We validate controls related to both NACHA and HIPAA compliance annually through internal or SOC audits.

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

Our research and development expenses were $54.7 million, $47.9 million and $49.5 million for the years December 31, 2019, 2018 and 2017, respectively.

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

We use numerous trademarks for our products and services, and “Benefitfocus”, “BenefitSaige”, “Benefitfocus BenefitsPlace”, “One Place”, “All Your Benefits. One Place.”, and “All Your Benefits. In Your

Pocket.” are registered marks of Benefitfocus in the United States. Through claimed common law trademark protection, we also protect other Benefitfocus marks which identify our services, such as Benefitfocus eEnrollment, Benefitfocus eBilling, Benefitfocus eExchange, and Benefitfocus eSales, and we have reserved numerous domain names, including “benefitfocus.com”. We also have registered trademarks and pending trademark applications in foreign jurisdictions such as Australia, Canada, India, Israel, Ireland, New Zealand, South Africa, and the United Kingdom.

We have been granted eight U.S. patents (utility patents) and have two U.S. patent applications (all for utility patents) pending. Our patents provide protections up to 2034. We also have three Chinese, two Japanese, Australian, Taiwanese, and Hong Kong, and one Canadian patents.

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

Requirements of PPACA

Our business could be affected by changes in healthcare spending. PPACA and subsequent laws and regulations regarding the market for healthcare services have changed how healthcare services are covered, delivered, and reimbursed. PPACA, as enacted, expanded coverage of uninsured individuals by requiring states to expand Medicaid coverage significantly and to establish health insurance exchanges to facilitate the purchase of health insurance policies by individuals and small employers. The law also provided subsidies to states to create non-Medicaid plans for certain low-income residents. The requirement for states to expand Medicaid was subsequently repealed, and insurers have experienced mixed results providing services through the exchanges, leading many to exit this market. Increased volatility following the repeal of the individual mandate has led to additional uncertainty in the insurance market.

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

If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with the Privacy Rule, Security Rule, or Breach Notification Rule while acting as a Covered Entity or Business Associate, we could face civil penalties of up to $58,490 per violation and a maximum civil penalty of $1,754,698 in a calendar year for violations of the same requirement, in addition to criminal penalties. Recently, the U.S. Department of Health and Human Services Office for Civil Rights, which enforces HIPAA, appears to have increased its enforcement activities. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents.

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

Corporate Information

We were incorporated in June 2000 as Benefitfocus.com, Inc., a South Carolina corporation. In September 2013, we reincorporated in Delaware as Benefitfocus, Inc. Our principal executive offices are located at 100 Benefitfocus Way, Charleston, South Carolina 29492, and our phone number is (843) 849-7476. Our website address is www.benefitfocus.com. The information on, or that can be accessed through, our website is not part of this report. As of December 31, 2019, we employed approximately 1,560 associates. None of our associates is represented by a labor union, and we consider our current relations with our associates to be good.

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

Executive Officers

The following table sets forth information concerning our executive officers as of March 4, 2020:

Name	Age	Position
Raymond A. August	58	President and Chief Executive Officer, Director
Mason R. Holland, Jr.	55	Executive Chairman, Director
Stephen M. Swad	58	Chief Financial Officer, Treasurer
James P. Restivo	59	Chief Technology Officer
Annmarie Fini	48	Executive Vice President of Customer Success

Raymond A. August—President, Chief Executive Officer and Director

Raymond August has been our President and Chief Executive Officer since January 2018 and a director since April 2018. Prior to that, Mr. August served as our Chief Operating Officer since August 2014 and was promoted to the title of President and Chief Operating Officer in March 2015. Prior to joining Benefitfocus, Mr. August served as the General Manager of the Financial Services Group of Computer Sciences Corp. (now DXC Technology Co. (NYSE: DXC)), or CSC, since October 2012. From March 2008 to September 2012, he served as President of CSC Financial Services Group. Since July 2013 he has served as a member of the Executive Advisory council for Arthur Ventures Private Equity Fund. Mr. August earned a B.S. in Accounting and Management Science from the University of South Carolina.

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

Stephen M. Swad—Chief Financial Officer

Stephen Swad has been our Chief Financial Officer since July 2019. He also serves as our Treasurer.  Prior to that Mr. Swad served on our board of directors since December 2013. From January 2016 until July 2019, Mr. Swad served as Chief Financial Officer of Vox Media, Inc. From February 2012 until April 2015, Mr. Swad served as the President, Chief Executive Officer, and a director of Rosetta Stone Inc. (NYSE: RST), a publicly held language-learning software company. He was previously its Chief Financial Officer beginning in November 2010. Prior to joining Rosetta Stone, Mr. Swad served as the Executive Vice President and Chief Financial Officer of Comverse Technology, Inc., beginning in May 2009. Prior to that, he served as Executive Vice President and Chief Financial Officer of Federal National Mortgage Association (Fannie Mae) (NASDAQ: FNMA) from May 2007 until August 2008. He has also held various senior financial management positions with public companies, including AOL Inc. (now a part of Oath Inc.) and Time Warner Inc. (NYSE: TWX) and its subsidiaries. Mr. Swad, a former partner of KPMG LLP, has also served as a Deputy Chief Accountant at the SEC. He served on the board of Eloqua, Inc. from August 2011 until February 2013, including between August 2012 and February 2013, during which time it was a publicly held company. Mr. Swad holds a B.A. in business administration from the University of Michigan.

James P. Restivo—Chief Technology Officer

James Restivo has been our Chief Technology Officer since January 2016. Prior to joining Benefitfocus, Mr. Restivo served as Vice President, Chief Technology Officer of Dodge Data & Analytics LLC beginning in January 2015. From December 2012 to September 2014, Mr. Restivo served as Vice President, Chief Technology Officer of Smarter Workforce at International Business Machines

Corporation, or IBM (NYSE: IBM). Prior to that, beginning in October 2006, Mr. Restivo served as Chief Technology Officer of Kenexa Corporation where he managed global public Human Capital Management R&D, SaaS operations and information security before the company was purchased by IBM. Mr. Restivo received a B.S. in computer science, applied mathematics and statistics from Stony Brook University and an M.S. from the Massachusetts Institute of Technology in computer science and electrical engineering.

Annmarie Fini—Executive Vice President of Customer Success

Annmarie Fini has been our Executive Vice President of Customer Success since January 2020, Ms. Fini joined Benefitfocus in 2000 as one of the first employees in Client Services. She advanced through several leadership positions since that time, including senior vice president of platform strategy, senior vice president of product strategy and senior vice president of employer group. She serves on the Coast Area Board of Directors of Junior Achievement of Greater South Carolina. Ms. Fini holds a Bachelor of Arts in public policy from Trinity College in Hartford, Connecticut and is a Certified Group Benefits Associate.

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

We have had a history of net losses, including of $45.5 million, $52.6 million, and $50.3 million, for the years ended December 31, 2019, 2018, and 2017, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and net benefit eligible lives might not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on August 4, 2017, the first trading day after we publicly announced our operating results for the second quarter ended June 30, 2017, our stock price dropped $7.10 per share, or approximately 20.5%, to $27.50. Additionally, our stock traded at a multi-year low in February 2020 of $11.52 per share.

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

Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers has to be recognized over the applicable term of the contracts.

We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example: in 2019, our Executive Vice President of Global Sales resigned to take a similar position at a different company and our former Chief Financial Officer resigned for personal reasons.  The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for salespeople and for engineers with high levels of experience in designing and developing software and Internet-related services. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with SaaS experience and/or experience working with the benefits market is limited overall and specifically in Charleston, South Carolina, where our principal office is located. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have and are located in geographic areas, like Silicon Valley, that may attract more qualified technology workers.

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

We sell our products and services pursuant to agreements that are generally one to three years for employers and three to five years for carriers. While our employer contracts generally automatically renew, our carrier customers have no obligation to renew their contracts after their contract period expires, and these contracts might not be renewed on the same or on more profitable terms if at all. Additionally, some of our carrier customers are able to terminate their respective contracts without cause or for convenience, although generally our carrier contracts are only cancellable by the carrier in an instance of our uncured breach. As a result, our ability to grow depends in part on the continuance and renewal of our carrier contracts. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their level of satisfaction or dissatisfaction with our services, the cost of our services, the cost of services offered by our competitors, consolidations or reductions in our customers’ spending levels. If our carrier customers terminate or do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality or products, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

A significant amount of our revenue is derived from our largest customers, and any reduction in revenue from any of these customers would reduce our revenue and net income.

Our ten largest customers by revenue accounted for approximately 37%, 42% and 42% of our consolidated revenue in each of 2019, 2018 and 2017, respectively. No customer accounted for more than 10% of our revenue in 2019. One customer accounted for approximately 13% and 11% of our revenue in 2018 and 2017, respectively. If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be materially and adversely affected.

Economic or geopolitical uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our solutions and negatively impact our results of operations.

General worldwide economic and geopolitical conditions have experienced significant downturns in the past, and market volatility and uncertainty remain widespread, including as a result of the coronavirus and the 2020 presidential election.  All of this makes it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits, or HR budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition, and/or loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

Failure to adequately and effectively expand our direct sales force will impede our growth.

We believe that our future growth will depend on the development of our direct sales force and its ability to obtain new customers and to manage our existing customer base. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand, train and retrain our direct sales force do not generate a corresponding increase in revenue. For example, reductions of our salesforce in 2016 and 2018 negatively impacted sales, and as a result, revenue going forward. In particular, if we are unable to hire, develop and retrain sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our growth will be impeded.

Our growth depends in part on the success of our strategic relationships with third parties, including brokers.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties including resellers such as Mercer Health and Benefits LLC, or Mercer, and SAP SE, and other referral sources such as brokers, consultants, specialty benefits providers, insurance carriers, technology and content providers, and third-party system integrators. Identifying partners, negotiating and documenting relationships with them, and developing referral sources requires significant time and resources. In the first quarter of 2019, Mercer sold all of its Benefitfocus stock and we amended our commercial relationship with Mercer to better align with our strategic priorities and current trends in the marketplace. Our revised commercial agreement with them led to a reduction in our revenue from the relationship in 2019 and we believe this trend will continue in 2020. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. Acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will expire during 2020 through 2038. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, some of which have expired unutilized. The tax credit carryforwards that expire unused are unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring employees and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have a number of patents granted in the United States and other jurisdictions including China, Japan, Australia, Taiwan, Hong Kong and Canada, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

An element of our growth strategy is to expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	unstable regional political and economic conditions, such as those caused by statements and actions by the current U.S. presidential administration and the U.K. exit from the European Union;
•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•	data privacy and security laws, such as the European General Data Protection Regulation and data localization laws that require data to be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

Changes in and interpretations of accounting principles and their implementation could have an adverse impact on our reported financial results.

We prepare our financial statements in accordance with GAAP. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions.  For example, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which was effective for us beginning January 1, 2019, also introduces new disclosure requirements for leasing arrangements. The effects of the new accounting standard are described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Risks Related to Our Products and Services Offerings

The breach or failure of our security measures, unauthorized access to or disclosure of customers’ or consumers’ data, or disruption of our products or services caused by security breaches or other incidents may result in our products and services being perceived as unsecure, cause customers and consumers to curtail or stop using our products and services, and cause us to incur significant liabilities.

Our products and services involve the storage and transmission of customers’ and consumers’ confidential information, which may include sensitive individually identifiable information that is subject to stringent legal, regulatory, or contractual obligations. Because of the sensitivity of this information, our privacy and security measures related to our products and service offerings, including the security features of our software, are very important. Although we have privacy and security measures in place designed to protect customers’ and consumers’ data and our systems, techniques used to obtain unauthorized access or to sabotage systems and data change frequently and often are not recognized until launched against a target. It is also possible that, due to the surreptitious nature of certain data breaches and other incidents, they may remain undetected for an extended period, which may exacerbate harm to the company. We cannot ensure that our measures will not be breached or otherwise fail to protect confidential information or prevent disruption of our products and services, including as a result of inadvertent disclosures through technological or human error (including employee or service provider error), malfeasance, hacking, ransomware, social engineering (including phishing schemes), computer viruses, malware, or otherwise. Unauthorized individuals may acquire or obtain unauthorized access to our customers’ or consumers’ confidential information (including medical, financial or other personal information). Data breaches, failures of our privacy or security measures, inadvertent disclosures, disruptions of our products and services, and other incidents could result in serious harm to our reputation, our business could suffer, and we could incur serious liability and other expenses related to litigation (including damages associated with breach-of-contract claims and consumer litigation), penalties for violation of applicable laws or regulations, costly litigation or government investigations, and remediation and remediation efforts to prevent future occurrences.

We rely on various parties (including as users of our products, services, and systems), such as employers’ HR departments, carriers, service providers, and consumers themselves for key services and activities that impact the security of our products, services, and systems and the privacy and security of data and information accessible within them, such as data hosting and administration of enrollment, consumer status changes, claims, and billing. These individuals and organizations may, for example, experience data breaches or cause unauthorized access to or disclosure of information. Our customers may authorize or enable third parties to access their information and data that is stored on our systems. Because we do not determine such access, we cannot ensure the complete security, confidentiality, integrity, or availability of such data in our systems.

Privacy and security incidents are not uncommon in our industry due to the nature of our industry’s services, the high volume of sensitive information involved, and the desirability of that information to bad actors. Incidents involving phishing, hacking, and misdirected communications containing sensitive information can and do occur. Customers and end-users of our industry’s products and services are also the source of privacy and security incidents, sometimes due to failures to adhere to appropriate privacy and data security practices. For example, employers sometimes fail to terminate the account credentials of former employees or permit current employees to share account credentials.

Like others in our industry, we experience cyber-attacks and other attempts to disrupt or gain unauthorized access to our systems on a regular basis. When we become aware of privacy or security incidents, we work diligently to address them, including by working to terminate unauthorized or inappropriate access and implementing additional measures, training, and providing guidance to customers and end users in order to avoid the reoccurrence and future incidents. Although to date privacy and security incidents have not been material, they could expose us to significant expense, legal liability, and harm to our reputation, which might result in loss of business.

Our failure or failure by our customers to obtain proper permissions and waivers might result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of information on the Benefitfocus Platform, and we require contractual assurances from them that they have done so and will do so. If, however, despite these requirements and contractual obligations, our customers or consumers do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf might be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes and databases that reflect, contain, or are based upon such data and might prevent use of such data. In addition, this could interfere with, or prevent creation or use of, rules, analyses, or other data-driven activities that benefit us and our business. Moreover, we might be subject to claims or liability for use or disclosure of information by reason of lack of valid notices, agreements, permissions or waivers. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

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

We serve our customers primarily from two data centers, one located in Raleigh, North Carolina and the other located in Charlotte, North Carolina, and to a lesser extent from a data center in Georgia associated with the acquisition of Connecture assets completed in February 2019. We also added a data center in Ashburn, Virginia in October 2019. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

Violations of HIPAA could result in civil fines of up to $58,490 per violation and a maximum civil penalty of $1,754,698 in a calendar year for violations of the same requirement, as well as criminal penalties. The U.S. Department of Health and Human Services’ Office for Civil Rights (“OCR”), which enforces HIPAA, appears to have increased its enforcement activities. OCR also operates a formal HIPAA audit program. The audits are intended to assess compliance with HIPAA by both Covered Entities and Business Associates and are conducted by OCR with assistance from third-party vendors. Issues identified during the audits may result in agency-imposed corrective action plans or civil monetary penalties. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents.

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

•

Personal Privacy and Consumer Protection. Numerous federal and state laws and regulations govern the collection, retention, use, and disclosure of personal information. In addition to HIPAA, we are subject to various laws, rules and regulations related to privacy and information security, including those promulgated under the Gramm-Leach-Bliley Act and various state laws regulating the use and security of personal information. Those laws, rules, and regulations include requirements such as reasonable and appropriate safeguards to protect personal information or providing appropriate notice to consumers about how their personal information will be used or disclosed. In addition, state legislatures have been actively enacting new laws addressing data security, security breach notification, and privacy, including the California Consumer Privacy Act of 2018. These areas may present implementation challenges, could be an enforcement priority for the state regulators, and could generate increased lawsuits by consumers and other individuals. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.

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

Recently, entities including brokers and U.S. federal and state governments have offered to subsidize adoption of online benefits platforms or clearinghouses. In addition, federal regulations have been changed to permit such subsidy from additional sources subject to certain limitations. To the extent that we do not qualify or participate in such subsidy programs, demand for our services might be reduced, which may decrease our revenue. In addition, prior proposals, including from leading Democratic candidates running for president in the 2020 elections, regarding healthcare reform have included the concept of creation of a single payor for healthcare insurance. This kind of consolidation of critical benefits activity could negatively impact the demand for our services.

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

In December 2018, we issued $240.0 million aggregate principal of 1.25% convertible senior notes (the “Notes”) due December 15, 2023, unless earlier repurchased by us or converted by the holder pursuant to their terms. The Notes may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; limit our flexibility to plan for or react to, changes in our business and industry; place us at a competitive disadvantage compared to our less leveraged competitors; and increase our vulnerability to the impact of adverse economic and industry conditions. Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

Servicing our debt requires a significant amount of cash, and we might not have or be able to obtain sufficient cash to pay our substantial debt.

As of December 31, 2019, we had $240.0 million aggregate principal of Notes outstanding. We also had the ability to borrow an aggregate of $88.5 million under our current credit facility, all of which would be secured debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business might not continue to generate cash flow from operations in the future sufficient to service our debt timely. In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We might not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default and acceleration of our debt obligations.

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

Our current credit facility contains financial covenants. If at any point we fail to comply with the financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the credit facility. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes and adversely affecting our business.

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

In connection with the Notes, we paid approximately $33.0 million to enter into capped call transactions with certain purchasers or their affiliates (the “Option Counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.  If our stock price is less than $53.17 upon conversion of the Notes, the capped calls will have no effect and we will get no benefit from the cash we paid to enter into the capped calls. Furthermore, if our stock is above $89.98 per share upon conversion of the Notes, the capped calls will not completely eliminate the dilution from Note conversion.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in September 2013 through February 28, 2020, the per share trading price of our common stock has been as high as $77.00 and as low as $11.52. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2019, we had an aggregate of 32,788,980 shares of common stock outstanding. As of December 31, 2019, there also were outstanding options and restricted stock units to purchase 2,177,032 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale, subject in some cases to Rule 144. We have also registered an aggregate of 11,084,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. In addition, a substantial number of shares of our common stock is reserved for issuance upon conversion of the Notes. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

In addition, as of December 31, 2018, we no longer qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.  Accordingly, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act in our Annual Reports on Form 10-K.  We are also required to include additional information regarding executive compensation and include a nonbinding advisory vote on executive compensation in our proxy statements.  These additional reporting requirements, among others, may increase our legal and financial compliance costs and might cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing legal requirements that apply to us in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2019, we occupied approximately 289,000 square feet on the Daniel Island Executive Center campus in Charleston, South Carolina. This office space is leased under leases expiring in 2031.  As of December 31, 2019, we also leased facilities in Greenville, South Carolina; New York City, New York; Tulsa, Oklahoma; Salt Lake City, Utah; and Brookfield, Wisconsin.

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

As of December 31, 2019, we had 39 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on December 31, 2014, in the common stock of Benefitfocus, Inc., the S&P 500 Index and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base Period
Company / Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Benefitfocus, Inc.	$100.00	$110.81	$90.44	$82.22	$139.22	$66.81
S&P 500 Index	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
S&P 1500 Application Software Index	$100.00	$119.75	$129.13	$186.16	$224.73	$306.11

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Part III “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. Selected Financial Data.

CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data for the years December 31, 2019, 2018, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2019, 2018, 2017, 2016, and 2015 are derived from our audited consolidated financial statements. As noted below and discussed elsewhere in this filing, we adopted Topic 606 in 2018 with an effective date of January 1, 2016. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year Ended December 31,
	2019	2018	2017	2016	*2015
	(in thousands, except share and per share data)
Revenue	$295,686	$258,721	$236,842	$236,523	$185,143
Cost of revenue(1)	144,090	129,277	127,382	123,308	102,851
Gross profit	151,596	129,444	109,460	113,215	82,292
Operating expenses:
Sales and marketing(1)	76,049	78,179	70,583	56,311	58,589
Research and development(1)	54,724	47,902	49,549	56,610	52,250
General and administrative(1)	45,329	43,062	27,268	32,750	25,727
Total operating expenses	176,102	169,143	147,400	145,671	136,566
Loss from operations	(24,506)	(39,699)	(37,940)	(32,456)	(54,274)
Total other expense, net	(20,982)	(12,900)	(12,339)	(7,873)	(7,785)
Loss before income taxes	(45,488)	(52,599)	(50,279)	(40,329)	(63,059)
Income tax expense	27	28	15	17	25
Net loss	$(45,515)	$(52,627)	$(50,294)	$(40,346)	$(62,084)
Net loss per common share--basic and diluted	$(1.40)	$(1.66)	$(1.62)	$(1.36)	$(2.19)
Weighted-average common shares outstanding--basic and diluted	32,539,748	31,756,415	31,052,378	29,589,857	28,344,680
Other Financial Data
Adjusted EBITDA(2)	$19,030	$10,340	$(4,979)	$(1,385)	$(32,160)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:
	Year Ended December 31,
	2019	2018	2017	2016	*2015
	(in thousands)
Cost of revenue	$3,569	$5,164	$2,508	$2,799	$1,950
Sales and marketing	3,799	6,764	4,953	3,212	2,861
Research and development	3,265	5,510	2,990	4,533	2,399
General and administrative	8,939	11,430	5,686	7,544	3,244

(2)

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

Consolidated Balance Sheet Data

	As of December 31,
	2019	2018	2017	2016	*2015
	(in thousands)
Cash and cash equivalents	$130,976	$190,928	$55,335	$56,853	$48,074
Marketable securities	–	–	-	2,007	40,448
Accounts receivable, net	33,754	21,077	30,091	32,966	29,698
Total assets	331,683	313,939	192,003	216,555	182,119
Deferred revenue, total	38,508	45,863	55,027	56,949	93,529
Total liabilities	357,327	324,149	200,722	194,832	200,128
Common stock	33	32	31	30	29
Additional paid-in capital	426,025	403,631	532,496	332,254	310,304
Total stockholders' equity (deficit)	(25,644)	(10,210)	(8,719)	21,723	(18,009)

*

The summary consolidated financial data for the years ended December 31, 2019, 2018, 2017, and 2016 and as of December 31, 2019, 2018, 2017, and 2016 reflects the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). The summary consolidated financial data for the years ended December 31, 2015 and as of December 31, 2015 does not reflect the adoption of Topic 606.

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

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	*2015
	(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(45,515)	$(52,627)	$(50,294)	$(40,346)	$(62,084)
Depreciation	15,288	11,721	12,391	9,959	8,791
Amortization of software development costs	5,130	3,944	3,257	2,857	2,587
Amortization of acquired intangible assets	1,933	150	258	257	286
Interest income	(2,613)	(250)	(182)	(138)	(188)
Interest expense	23,524	5,685	4,931	1,095	877
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	-	7,471	7,450	6,826	7,092
Income tax expense	27	28	15	17	25
Stock-based compensation expense	19,572	28,868	16,137	18,088	10,454
Transaction costs expensed	1,035	507	-	-	560
Costs not core to our business	649	4,843	1,058	-	-
Total net adjustments	$64,545	$62,967	$45,315	$38,961	$30,484
Adjusted EBITDA	$19,030	$10,340	$(4,979)	$(1,385)	$(31,600)

*

The summary consolidated financial data for the years ended December 31, 2019, 2018, 2017, and 2016 and as of December 31, 2019, 2018, 2017, and 2016 reflects the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). The summary consolidated financial data for the years ended December 31, 2015 and as of December 31, 2015 does not reflect the adoption of Topic 606.

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

Overview

Benefitfocus provides a leading cloud-based benefits management platform for buyers (consumers, employees and employers) and sellers (insurance brokers, carriers and suppliers). The Benefitfocus Platform simplifies how organizations and individuals transact benefits. Our employer, carrier, broker and supplier customers rely on our platform to manage, scale and exchange benefits data seamlessly. Our solutions drive value for all participants in our benefits ecosystem.

The Benefitfocus platform has a multi-tenant architecture and a user-friendly interface designed for consumers to access all of their benefits in one place. Our comprehensive solutions support medical benefit plans and non-medical benefits, such as, dental, life, disability insurance, income protection, digital health and financial wellness. Our platform includes artificial intelligence functionality designed to help consumers identify and evaluate benefit options offered by their employer. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform is growing.

In 2018, we expanded our economic model to include a transaction-oriented, buyer solution, known as BenefitsPlace, designed to align brokers, carriers and suppliers around the needs of employers, employees and consumers. In this model, our seller partners offer their voluntary and specialty benefit products through a holistic, multidimensional marketplace.  This marketplace is designed to increase the economic value of the consumer lives on our platform by aligning the product catalog to consumer needs. In exchange for Benefitfocus delivering consumer access, data-driven analysis and operational efficiencies, seller partners pay us a percentage of the purchases completed on our platform. Carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency.  Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

We classify our revenue into three streams – subscription, platform, and professional services revenue.  Subscription and platform revenue are combined and reported as software services revenue.  As a result of adding BenefitsPlace to our economic model in 2018, we now manage platform revenue as a separate stream. Accordingly, platform revenue is reported separately for the current and historical periods.

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 66%, 69%, and 72% of our total revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

Platform revenue includes BenefitsPlace transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. BenefitsPlace carrier revenue is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and BenefitsPlace supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 11%, 9%, and 6% of our total revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 23%, 22%, and 22% of our total revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

Expanding our customer base is a key element of our growth strategy. We believe that our continued innovation and new solutions, such as BenefitsPlace, which extend the functionality of our mobile offerings, provide more robust data analytics capabilities and enhance our ability to quickly respond to evolving market needs with innovative capabilities will help us attract additional net benefit eligible lives to our platform through new employer customers, partners and brokers and increase our revenue from existing customers and relationships.

We believe that there is a substantial market for our services, and we have been investing in growth over the past several years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last nine years, and expect our operating losses to continue for at least the next year. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and our hybrid subscription and transaction-based financial model, we believe that our current investment in growth should lead to substantially increased revenue, which may allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

Net Benefit Eligible Lives

We are focused on driving revenue growth from adding lives to our platform and driving incremental transaction revenue. We believe the number of net benefit eligible lives is a key indicator of our market penetration, growth and future revenue. We believe net benefit eligible lives is highly correlated to our subscription revenue and is the foundation of our platform revenue opportunity. During the third quarter of 2019, we added independent contractor lives, plus their estimated dependents, to our platform, for the first time. We believe these lives will drive incremental transaction revenue through the ability to participate in BenefitsPlace.  Accordingly, because we signed our first contract with a “gig economy” company, Shipt, Inc., which has a large workforce of freelancers, we have included these in our definition of net benefit eligible lives. We define a net benefit eligible life a person with access to a benefits enrollment subscription under standard contracting or a freelancer with access to benefits enrollment, plus their estimated dependents, as of the measurement date. This definition excludes lives from other subscription-related contracts.

	As of December 31,
	2019	2018	2017
	(in millions)
Net benefit eligible lives	17.3	13.3	11.2

In February 2019, we acquired certain operating assets and liabilities, intellectual property and intangible assets of Connecture, Inc. This transaction added 2.0 million net benefit eligible lives to our platform. The details of this transaction are described in more detail in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our software services revenue retention rate, which represents combined subscription and platform revenue, exceeded 95% for the years ended December 31, 2019, 2018 and 2017.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets, transaction and acquisition-related costs expensed, and costs not core to our business. Adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP. Please refer to “Selected Consolidated Financial Data—Adjusted EBITDA” in this report for a discussion of the limitations of adjusted EBITDA and reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, respectively, for 2019, 2018 and 2017.

Components of Operating Results

Revenue

We derive the majority of our revenue from monthly subscription fees paid to us by our employer and carrier customers for access to, and usage of, our cloud-based benefits software solutions for a specified contract term. We derive platform revenue from both insurance broker commissions from the sale of voluntary and ancillary benefits policies to employees of our customers and from transaction revenue from life and ancillary insurance carriers and specialty providers. We also derive revenue from professional services fees, which primarily include fees related to the implementation of our customers onto our platform. Our professional services typically include discovery, configuration and deployment, integration, testing, and training.

The following table sets forth a breakdown of our revenue by stream for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Subscription	$195,091	$179,410	$169,593
Platform	33,654	22,938	15,298
Total software services	$228,745	$202,348	$184,891
Professional services	66,941	56,373	51,951
Total revenue	$295,686	$258,721	$236,842

We recognize revenue when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.  Taxes collected from customers relating to services and remitted to governmental authorities are excluded from revenues.

We determine revenue recognition through the following steps:

•	Identification of each contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, performance obligations are satisfied.

Software Services Revenue

Software services revenue consists of subscription and platform revenue.

Subscription Revenue

Subscription revenue primarily consists of monthly subscription fees paid to us by our customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Fees are generally charged based on the number of employees or subscribers with access to the solution.

Subscription revenue is generally recognized on a ratable basis over the contract term beginning on the date the subscription services are made available to the customer. Our subscription service contracts are generally three years.

Subscription revenue also includes fees paid for other services, such as event sponsorships and certain data services.

Platform Revenue

Platform revenue is generated from the value of the policies or products enrolled in through our marketplace. Platform revenue from carriers is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions.  Revenue from insurance broker commissions and BenefitsPlace supplier transactions is recognized at the point when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by estimates for risk from premium collection, policy cancellation and termination.

Professional Services Revenue

Professional services revenue primarily consists of fees related to the implementation of software products purchased by customers. Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services, support services and training are also included in professional services revenue.

We determined that implementation services for certain of our insurance carrier customers significantly modify or customize the software solution and, as such, do not represent a distinct performance obligation. Accordingly, revenue from such implementation services with these insurance carrier customers are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right. We utilize estimates of hours as a measure of progress to determine revenue for certain types of arrangements.

Revenue from implementation services with employer customers is generally recognized as those services are performed.

Revenue from support and training fees is recognized over the service contract period.

Contracts with Multiple Performance Obligations

Certain of our contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are accounted for separately if they are distinct. The transaction price is allocated to the separate performance obligations based on their relative standalone selling prices. We determine the standalone selling prices based on their overall pricing objectives, taking into consideration market conditions and other factors, including the value of their contracts, the software services sold, customer size and complexity, and the number and types of users within the contracts.

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

Subscription and platform revenue are both generated from our platform and result from the same set of assets and activities. As such, we are not able to meaningfully separate and assign costs of revenue to subscription and platform revenue separately.

We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars. However, we expect cost of revenue as a percentage of revenue to decline and gross margins to increase primarily from the growth of the percentage of our revenue from large employers and the realization of economies of scale driven by retention of our customer base. However, this trend may vary on a quarterly basis.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for 2019, 2018, and 2017. Net operating loss carryforwards for federal income tax purposes were approximately $327.4 million at December 31, 2019. State net operating loss carryforwards were approximately $325.1 million at December 31, 2019. Federal and state net operating loss carryforwards will expire at various dates beginning in 2020, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Adoption of Leases Accounting Standard

We adopted the new accounting standard for Leases, Topic 842, on January 1, 2019. We applied the modified transition method at the beginning of adoption. Accordingly we did not adjust prior period financial statements, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in 2019.

The adoption of Topic 842 require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. We describe the effects of adoption of Topic 842 in more detail in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Year Ended December 31,
	2019	2018	2017
Revenue	$295,686	$258,721	$236,842
Cost of revenue(1)	144,090	129,277	127,382
Gross profit	151,596	129,444	109,460
Operating expenses:
Sales and marketing(1)	76,049	78,179	70,583
Research and development(1)	54,724	47,902	49,549
General and administrative(1)	45,329	43,062	27,268
Total operating expenses	176,102	169,143	147,400
Loss from operations	(24,506)	(39,699)	(37,940)
Other income (expense):
Interest income	2,613	250	182
Interest expense	(23,524)	(5,685)	(4,931)
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	–	(7,471)	(7,450)
Other expense	(71)	6	(140)
Total other expense, net	(20,982)	(12,900)	(12,339)
Loss before income taxes	(45,488)	(52,599)	(50,279)
Income tax expense	27	28	15
Net loss	$(45,515)	$(52,627)	$(50,294)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$3,569	$5,164	$2,508
Sales and marketing	3,799	6,764	4,953
Research and development	3,265	5,510	2,990
General and administrative	8,939	11,430	5,686

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Year Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.7	50.0	53.8
Gross profit	51.3	50.0	46.2
Operating expenses:
Sales and marketing	25.7	30.2	29.8
Research and development	18.5	18.5	20.9
General and administrative	15.3	16.6	11.5
Total operating expenses	59.6	65.4	62.2
Loss from operations	(8.3)	(15.3)	(16.0)
Other income (expense):
Interest income	0.9	0.1	0.1
Interest expense	(8.0)	(2.2)	(2.1)
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	-	(2.9)	(3.1)
Other expense	-	-	(0.1)
Total other expense, net	(7.1)	(5.0)	(5.2)
Loss before income taxes	(15.4)	(20.3)	(21.2)
Income tax expense	-	-	-
Net loss	(15.4)%	(20.3)%	(21.2)%

Comparison of Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$195,091	66.0%	$179,410	69.3%	$15,681	8.7%
Platform	33,654	11.4	22,938	8.9	10,716	46.7
Total software services	$228,745	77.4%	$202,348	78.2%	$26,397	13.0%
Professional services	66,941	22.6	56,373	21.8	10,568	18.7
Total revenue	$295,686	100.0%	$258,721	100.0%	$36,965	14.3%

Subscription revenue includes $11.1 million of revenue associated with assets acquired from Connecture in February 2019. Additionally, subscription revenue increased $9.5 million from the net addition of new customers, contractual price increases, and volume increases. These increases were offset by a $6.0 million decrease in subscription revenue from the renegotiation of a customer contract and decreases from customers that terminated products and services. Additionally, sales allowance decreased resulting in an increase in subscription revenue of $1.0 million.

Platform revenue increased from growth in premiums and new products from BenefitsPlace which resulted in an increase of $7.3 million in BenefitsPlace carrier revenue and an increase of $3.4 million in revenue from broker and supplier commissions. As discussed above in “Components of Operating Results – Revenue”, platform revenue from carriers is recognized over the policy period and commissions revenue is recognized at a point in time.

The increase in professional services revenue was primarily attributable to an increase of $12.5 million from work performed related to the customer contracts acquired from Connecture in February 2019 and a $1.3 million increase in customer support from new and existing customers. These increases were offset by a net decrease of $3.7 million from professional services work for customers in 2018 that did not recur in 2019. Professional services revenue increased as a percentage of total revenue in the current year compared to the prior year primarily as result of revenue from the Connecture acquisition.  We expect this trend to end after the first quarter of 2020 when comparable periods will include the results of the Connecture operations for the full period.

Cost of Revenue

	Year Ended December 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$144,090	48.7%	$129,277	50.0%	$14,813	11.5%

The increase in cost of revenue in absolute terms was primarily attributable to an increase in salaries and other personnel-related costs of $8.0 million and increased depreciation expense of $4.1 million. The increase in salaries and personnel-related costs is primarily attributable to the workforce acquired from Connecture in February 2019 partially offset by decreases related to our cost structure in place prior to the acquisition. The increase in depreciation and amortization expense is attributable to the amortization of acquired intangibles from the Connecture acquisition as well as higher depreciation expense related to an increase in capitalized software development costs and the impact of the adoption of the new lease accounting standard at the beginning of 2019. Cost of revenue decreased as a percentage of revenue as we continued to achieve economies of scale. Cost of revenue included $3.6 million and $5.2 million of stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively, and $16.0 million and $11.9 million of depreciation and amortization for the years ended December 30, 2019 and 2018, respectively.

Gross Profit

	Year Ended December 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$157,221	68.7%	$136,344	67.4%	$20,877	15.3%
Professional services	(5,625)	(8.4)	(6,900)	(12.2)	1,275	(18.5)
Gross profit	$151,596	51.3%	$129,444	50.0%	$22,152	17.1%

The increase in software services gross profit was driven by a $26.4 million, or 13.0%, increase in revenue partially offset by a $5.5 million, or 8.4%, increase in software services cost of revenue. Software services cost of revenue included $2.1 million and $3.0 million of stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively, and $12.8 million and $10.0 million of depreciation and amortization for the years ended December 31, 2019 and 2018, respectively. As discussed above, we are not able to meaningfully separate and assign costs of revenues to subscription and platform revenue separately.

The improvement in professional services gross loss was driven by a $10.6 million, or 18.7%, increase in professional services revenue. This increase was partially offset by an increase in professional services cost of revenue of $9.3 million. Professional services cost of revenue included $1.5 million and $2.2 million of stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively. In addition, professional services cost of revenue included $3.2 million and $1.9 million in depreciation and amortization for the years ended December 31, 2019 and 2018, respectively.

Operating Expenses

	Year Ended December 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$76,049	25.7%	$78,179	30.2%	$(2,130)	(2.7)%
Research and development	$54,724	18.5%	$47,902	18.5%	$6,822	14.2%
General and administrative	$45,329	15.3%	$43,062	16.6%	$2,267	5.3%

The decrease in sales and marketing expense in absolute terms was primarily attributable to a decrease of $3.9 million in salaries and personnel-related costs and a decrease in travel-related costs of $0.3 million, partially offset by an increase of $1.4 million increase in the cost of marketing events that occurred during 2019 and IT-related costs. Salaries and personnel-related costs decreased primarily due to a decrease in number of sales associates that occurred starting in the second half of 2018. As a result we experienced lower salary expense and sales bonuses, as well as lower stock-based compensation.  Stock-based compensation decreased primarily as a result of the forfeiture of stock awards related to the departure of employees who separated from the Company during the year. These decreases in salaries were partially offset by a decrease in the amount of commission expense capitalized in 2019 compared to 2018. As discussed above in “Components of Operating Results-Operating Expenses”, certain sales commissions are capitalized and amortized over a period generally equal to four to five years.

The increase in research and development expense is primarily attributable to costs related to the workforce acquired from Connecture in February 2019. Additionally, depreciation and amortization and IT-related costs increased by $2.0 million. These increases were partially offset by an increase of $2.4 million in the amount of personnel-related costs capitalized for software development.

The increase in general and administrative expense was primarily attributable to a net increase of $2.6 million in salary and personnel-related costs primarily as increases from investing in our business operations function were partly offset by a decrease in stock-based compensation of $2.5 million. Additionally, depreciation and amortization, IT-related expense, contract labor, travel-related and other operating expenses increased $2.3 million and insurance expense increased $0.2 million in connection with the acquisition of assets from Connecture. These increases were partially offset by a decrease in professional and consulting costs of $2.8 million as implementation costs of the new lease accounting standard incurred in 2019 were more than offset by a decrease in professional fees associated with the adoption of the leasing and revenue accounting standards and internal control testing incurred during 2018.

Stock-based Compensation

Cost of revenue and operating expenses include an aggregate of $19.6 million and $28.9 million of stock-based compensation for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $9.3 million, or a 32.2% decrease. The decrease is primarily attributable to expense from performance-based awards as the achievement of performance measures was lower for awards granted in 2019 compared to 2018. Additionally, expense decreased from the forfeitures of awards from employees who separated from the Company.

Comparison of Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,
	2018		2017
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$179,410	69.3%	$169,593	71.6%	$9,817	5.8%
Platform	22,938	8.9	15,298	6.5	7,640	49.9
Total software services	$202,348	78.2%	$184,891	78.1%	$17,457	9.4%
Professional services	56,373	21.8	51,951	21.9	4,422	8.5
Total revenue	$258,721	100.0%	$236,842	100.0%	$21,879	9.2%

Growth in subscription revenue was primarily attributable to an increase of $9.2 million as a result of increases in net benefit eligible lives at existing customers (which we call volume increases), and also to existing customers purchasing additional products, as well as to the net addition of new customers. Subscription revenue included an increase of $1.1 million related to a change in estimated revenue from an employer customer contract.

Platform revenue increased from growth in premiums and new products from BenefitsPlace which resulted in an increase of $4.4 million in BenefitsPlace carrier revenue and an increase of $3.2 million in revenue from broker and supplier commissions. As discussed above in “Components of Operating Results – Revenue”, platform revenue from carriers is recognized over the policy period and commissions revenue is recognized at a point in time.

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
The increase in software services gross profit was driven by a $17.5 million, or 9.4%, increase in revenue partially offset by a $3.0 million, or 4.7%, increase in software services cost of revenue. Software services cost of revenue included $3.0 million and $1.3 million of stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively, and $10.0 million and $9.6 million of depreciation and amortization for the years ended December 31, 2019 and 2018, respectively. As discussed above, we are not able to meaningfully separate and assign costs of revenue to subscription and platform revenue separately.

The improvement in professional services gross loss was driven by a $4.4 million, or 8.5%, increase in professional services revenue and a decrease in professional services cost of revenue of $1.1 million. Professional services cost of revenue included $2.2 million and $1.2 million of stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively. In addition, professional services cost of revenue included $1.9 million and $2.2 million in depreciation and amortization for the years ended December 31, 2019 and 2018, respectively.

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

Revenue Recognition and Deferred Revenue

We derive our revenue primarily from fees for subscription services and professional services sold to employers and insurance carriers as well as platform revenue derived from the value of products sold on our platform. Revenues are recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We also generate transactional revenue from the value of the policies or products enrolled through our marketplace.

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

Convertible Senior Notes

To record their initial value in 2018, we calculated the fair value of the liability portion of the convertible senior notes using an implied interest rate. The rate was estimated based on market data available for publicly traded, senior unsecured corporate bonds issued by companies in the same industry and with similar maturity, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves.

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

Based upon the closing stock price of $21.94 on December 31, 2019, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of December 31, 2019 was

$2.4 million, all of which was related to vested options. The aggregate intrinsic value of outstanding restricted stock units that are expected to vest as of December 31, 2019 was $33.9 million, of which all were unvested.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2019, our primary sources of liquidity were our cash and cash equivalents totaling $131.0 million, $33.8 million in accounts receivables, net of allowance, and unused availability under our revolving line of credit then in effect of $88.5 million, without taking into account the borrowing base limit. The terms of that revolving line of credit are described in Note 9 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The revolving line of credit agreement expired on February 20, 2020. On March 3, 2020, we entered into a new revolving line of credit agreement with Silicon Valley Bank. The new agreement has a term of three years and a borrowing limit of $50.0 million with the ability to increase it to up to $100.0 million. The terms of the agreement are described in Item 9B. “Other Information.” in this Annual Report on Form 10-K.

In December 2018, we issued $240.0 million aggregate principal amount of 1.25% convertible senior notes due December 15, 2023, unless earlier purchased by us or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination, at our election. The convertible senior notes have an initial conversion rate of 18.8076 shares of common stock per $1,000 principal amount. This represents an initial effective conversion price of approximately $53.17 per share of common stock, with an aggregate of 4,513,824 shares issuable upon conversion.  The terms of the convertible senior notes are described in Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In connection with our credit facility in effect at December 31, 2019, we executed a loan and security agreement with a syndicate of lenders led by Silicon Valley Bank for a senior revolving credit agreement in February 2015.  We are bound by customary affirmative and negative covenants in connection with that revolving line of credit, including financial covenants related to liquidity and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under that line of credit. That line of credit is collateralized by substantially all of our tangible and intangible assets, including intellectual property and the equity of our subsidiaries. As of December 31, 2019, other than unused line fees which have all been paid, there was no outstanding indebtedness under that line of credit, which subsequently expired on February 20, 2020.

Our cash flows from operations has improved in recent years and turned positive for the year ended December 31, 2018. However, for the year ended December 31, 2019, cash flows from operations declined due to timing in changes in working capital, a decrease in the balance of deferred revenue and the impact of acquired deferred revenue which yields revenue with no cash inflows. We expect to return to a trend of improving cash flows from operations in at least the near term as we continue to manage our costs.

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

Operating and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents balances, cash generated from operations will be sufficient to meet our anticipated cash requirements through at least the next 12 months. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We might require additional capital beyond our currently anticipated amounts. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities or enter into an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. Additional capital might not be available on reasonable terms, or at all.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our credit facility in effect at December 31, 2019, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. The following table summarizes these contractual obligations at December 31, 2019. Future events could cause actual payments to differ from these estimates.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt--Convertible senior notes	$240,000	$-	$-	$240,000	$-
Long-term debt--Revolving line of credit (1)	-	-	-	-	-
Operating lease obligations	2,279	445	776	573	485
Financing lease obligations	153,847	13,474	25,160	23,249	91,964
Financing obligations, other	2,089	1,329	693	67	-
Purchase commitments	2,067	1,370	697	-	-
Total	$400,282	$16,618	$27,326	$263,889	$92,449

(1)	Repayment of the revolving line of credit is due at end of the term in February 2020. Early repayment is allowed. Interest is paid monthly.

In December 2018, we issued $240.0 million of convertible senior notes that pay interest at 1.25% and mature December 2023. The terms of the notes are disclosed in more detail in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Borrowing limit under our revolving line of credit agreement in effect of December 31, 2019 is $95.0 million. Borrowing capacity under that agreement is subject to a borrowing base limit that is a function of our monthly recurring revenue as adjusted to reflect lost customer revenue during the previous three calendar months. Therefore, credit available under that line of credit may be less than the $95.0 million borrowing limit. Advances under that line of credit bear interest at the prime rate as published in the Wall Street Journal plus a margin based on the Company’s liquidity that ranges between 0.75% and 1.25%. The Company is charged an unused line fee under this arrangement at a rate based on its liquidity of 0.300% to 0.375% per year. Any outstanding principal is due at the end of the term. Available credit was $88.5 million as of December 31, 2019. The revolving line of credit agreement expired on February 20, 2020.

On March 3, 2020, we entered into a new revolving line of credit agreement with Silicon Valley Bank. The agreement has a term of three years and a borrowing limit of $50.0 million with the ability to increase it to up to $100.0 million.  The terms of the agreement are described in Item 9B. “Other Information.” in this Annual Report on Form 10-K.

In March 2019, we terminated our cancellable lease agreement from 2016 to build additional office space on our headquarters campus.

Off-Balance Sheet Arrangements

As of December 31, 2019, other than as disclosed in Note 8 and 17, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, or special purpose entities. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entities.

Recent Accounting Pronouncements

In June 2016, the FASB ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We expect our net accounts receivable to be impacted by the adoption of this guidance but we have not completed quantifying its impact on our financial statements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the revolving line of credit agreement in effect at December 31, 2019, which was entered into in February 2015 and subsequently amended, bear interest at rates that are variable. Increases in the Prime Rate would increase the interest rate on borrowings under that revolving line of credit. The revolving line of credit agreement expired on February 20, 2020.

On March 3, 2020, we entered into a new revolving line of credit agreement.  Borrowings under the new agreement bear interest at rates that are variable.  Increases in the Prime Rate or federal funds rate will increase the interest rate on borrowings under the new agreement. The terms of the new agreement are described in Item 9B. “Other Information” included in this Annual Report on Form 10-K.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In December 2018, we issued $240.0 million in aggregate principal amount of our 1.25% convertible senior notes due 2023, or the Notes. Upon certain events and/or if certain conditions are met, the Notes can be redeemed into cash, or converted into cash, shares or combination of cash and shares. Upon conversion or redemption, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statement of operations during the period in which the Notes are converted. The implicit interest rate for the notes is 7.30%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $240.0 million aggregate principal amount of the Notes would result in a loss of approximately $2.4 million.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit agreement, which are subject to a variable interest rate. As of December 31, 2019 , there were no amounts due under the agreement. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2019 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2019, which appears on page F-3 of this Report.

Item 9B. Other Information.

On March 3, 2020, the Company and its subsidiaries entered into a Senior Secured Revolving Credit Facility (the “Credit Agreement”) with Silicon Valley Bank, as administrative agent, issuing lender and swingline lender (“SVB”), and the lenders from time to time party thereto. The Credit Agreement replaces the previous credit facility, dated February 20, 2015 (as amended from time to time, the “Previous Credit Facility”), by and among the Company, certain subsidiaries of the Company, several lenders, SVB, as administrative agent, issuing lender and swingline lender, and Comerica Bank, as documentation agent, which expired by its terms on February 20, 2020. Other than unused line fees, which have all been paid, there was no outstanding indebtedness under the Previous Credit Facility when it expired. All capitalized terms used in this Item 9B and not otherwise defined in this Annual Report on Form 10-K shall have the meanings set forth in the Credit Agreement.

The Credit Agreement, among other things, provides for a senior revolving credit line (the “Senior Revolver”) with SVB as the initial lender. The three-year Senior Revolver has a borrowing limit of $50 million, with an option for the Company to increase it to up to $100 million. Interest is payable monthly. Advances under the Senior Revolver bear interest at (a) the higher of (i) the prime rate as published in the Wall Street Journal or (ii) the federal funds effective rate plus 0.50%, plus (b) an applicable margin ranging from (0.50%) to 0,50% based on the Company’s Average Daily Usage (“ADU”) of the credit facility in the preceding month. The Company also is charged for amounts unused under this arrangement at a rate ranging from 0.00% to 0.40% based on the Company’s ADU in the preceding month.  Any outstanding principal is due at the end of the term.

The obligations of the Company and its subsidiaries under the Credit Agreement are secured by a first priority lien (subject to certain permitted liens) in substantially all of their respective personal property assets pursuant to the terms of a Guarantee and Collateral Agreement, dated March 3, 2020 (the “Guarantee and Collateral Agreement”) and the other security documents.

The Credit Agreement contains customary representations and warranties and restrictive covenants.  In addition, the Company and its subsidiaries are required to maintain a Consolidated Adjusted Quick Ratio (“AQR”) of (i) Consolidated Quick Assets to (ii) Consolidated Current Liabilities minus the current portion of Deferred Revenue of at least 1.25 to 1.00 as of the last day of any fiscal quarter, and, if the AQR is less than 2.00 to 1.00, a Minimum Consolidated EBITDA of at least $1.00 for any such fiscal quarter calculated on a trailing 12 month basis.  The Company has also agreed to fiscal year dollar limits on the consolidated capital expenditures of the Company and its subsidiaries.

The Credit Agreement contains customary events of default, including payment and covenant defaults (subject to grace and cure periods), breaches of representations and warranties, defaults under certain other indebtedness, change of control, insolvency events, and the occurrence of a material adverse effect. If an event of default occurs, SVB would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor.

The description of the Credit Agreement and the Guarantee and Collateral Agreement is qualified in its entirety by reference to the full and complete terms of such agreements, which will be filed as exhibits to the Company’s Form 10-Q for the quarter ending March 31, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2020 Annual Meeting of Stockholders currently scheduled to be held on May 29, 2020 which we intend to file with the Securities and Exchange Commission within 120 days of the end of our 2019 fiscal year pursuant to General Instruction G(3) of Form 10-K.

Our board of directors has determined that of the members of the Audit Committee, Messrs. Pelzer, Dennerline and Napier are independent within the meaning of the Nasdaq Stock Market listing rules and meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission regulation and the Nasdaq Stock Market listing rules. Our board has also determined that Mr. Pelzer is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the indicated information as of December 31, 2019 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2016 Employee Stock Purchase Plan	-	$-	111,705
Second Amended and Restated 2012 Stock Plan	2,133,240	$0.87	3,189,756
Amended and Restated 2000 Stock Option Plan	43,762	$5.38	-
Total	2,177,002	$0.96	3,301,461

Our equity compensation plans consist of the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan, Second Amended and Restated 2012 Stock Plan, and the Amended and Restated 2000 Stock Option Plan, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2	Form of Second Amended and Restated Investors’ Rights Agreement, dated, 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.3	Indenture of Benefitfocus, Inc. and U.S. National Bank, as Trustee, dated as of December 27, 2018.	8-K	—	4.1	December 28, 2018

4.4	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3).	8-K	—	4.1	December 28, 2018

4.5	Description of Securities	—	—	—	Filed herewith

10.1	Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.3	August 14, 2013

10.2	Form of Grant Notice and Stock Option Agreement under the Amended and Restated 2000 Stock Option Plan.#	S-1	333-190610	10.5	August 14, 2013

10.3	Benefitfocus, Inc. Amended and Restated 2012 Stock Plan.#	DEF 14A	—	—	April 25, 2014

10.3.1	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.4	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.4.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.5	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.6	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.7	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.8	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.8.1	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.13.1	December 14, 2016

10.9	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.9.1	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.14.1	December 14, 2016

10.10	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.+	S-1	333-190610	10.15	August 14, 2013

10.11	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.11.1	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.16.1	December 14, 2016

10.12	Form of Independent Director Compensation Agreement.	8-K	—	10.21	June 23, 2014

10.13	Securities Purchase Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc. and Mercer LLC.	10-K	—	10.20	February 27, 2015

10.14	Right of First Offer Agreement, dated as of February 24, 2015, by and among Benefitfocus, Inc., Mercer LLC, GS Capital Partners VI Parallel, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., Oak Investment Partners XII, Limited Partnership and certain stockholders named therein.	10-K	—	10.21	February 27, 2015

10.15	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.15.1	First Amendment to Employment Agreement, dated November 20, 2017, by and between Benefitfocus.com, Inc. and Raymond A. August.#	10-K	—	10.18.1	March 15, 2018

10.15.2	Second Amendment to Employment Agreement, dated April 1, 2019, by and between Benefitfocus.com, Inc. and Raymond A. August.#	10-Q	—	10.17.2	August 7, 2019

10.16	Senior Secured Credit Facility, dated as of February 20, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

10.16.1	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

10.16.2	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-K	—	10.23	February 25, 2016

10.16.3	Third Amendment Agreement, dated as of March 24, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.26	March 29, 2016

10.16.4	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	8-K	—	10.29	October 31, 2016

10.16.5	Fifth Amendment Agreement, dated as of December 12, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.32	December 14, 2016

10.16.6	Sixth Amendment Agreement, dated as of April 26, 2017, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	10-Q	—	10.20.6	April 28, 2017

10.16.7	Seventh Amendment Agreement, dated as of March 29, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	8-K	—	10.19.7	April 2, 2018

10.16.8	Eighth Amendment Agreement, dated as of December 19, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.+	10-K	—	10.18.8	February 26, 2019

10.17	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.18	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.#	DEF14A	—	—	April 22, 2016

10.19	Waiver to Credit Agreement, dated as of September 1, 2016, by and among the Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., the several banks and other financial institutions or entities party thereto and Silicon Valley Bank, as administration agent and collateral agent for the lenders.	8-K	—	10.28	September 1, 2016

10.20	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.31	December 14, 2016

10.21	Employment Agreement, dated June 30, 2017, by and between Benefitfocus.com and Jonathon Dussault.#	10-Q	—	10.29	August 8, 2017

10.22	Form of Call Option Transaction Notice.	8-K	—	10.1	December 28, 2018

10.23	Employment Agreement, dated June 30, 2017, by and between Benefitfocus.com and James Restivo.#	10-K	—	10.25	February 26, 2019

10.24	Benefitfocus, Inc. Second Amended and Restated Stock Plan.#	8-K	--	10.4.1	June 4, 2019

10.25	Employment Agreement, dated July 2, 2019, by and between Benefitfocus.com and Stephen M. Swad.#	10-Q	—	10.26	November 7, 2019

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

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

Benefitfocus, Inc.

Date: March 4, 2020	By:	/s/ Stephen M. Swad
Stephen M. Swad
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mason R. Holland, Jr.	Chairman of the Board of Directors	March 4, 2020
Mason R. Holland, Jr.

/s/ Raymond A. August	President and Chief Executive Officer	March 4, 2020
Raymond A. August	(principal executive officer)

/s/ Stephen M. Swad	Chief Financial Officer (principal	March 4, 2020
Stephen M. Swad	financial and accounting officer)

/s/ Douglas A. Dennerline	Director	March 4, 2020
Douglas A. Dennerline

/s/ A. Lanham Napier	Director	March 4, 2020
A. Lanham Napier

/s/ Francis J. Pelzer V	Director	March 4, 2020
Francis J. Pelzer V

/s/ Ana M. White	Director	March 4, 2020
Ana M. White

BENEFITFOCUS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Benefitfocus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Benefitfocus, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and the related amendments.

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

March 4, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Benefitfocus, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Benefitfocus, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Benefitfocus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Benefitfocus, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 4, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 4, 2020

BENEFITFOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$130,976	$190,928
Accounts receivable, net	33,754	21,077
Contract, prepaid and other current assets	21,523	16,667
Total current assets	186,253	228,672
Property and equipment, net	28,669	69,965
Financing lease right-of-use assets	78,520	–
Operating lease right-of-use assets	1,715	–
Intangible assets, net	12,667	–
Goodwill	12,857	1,634
Deferred contract costs and other non-current assets	11,002	13,668
Total assets	$331,683	$313,939
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$9,563	$8,687
Accrued expenses	10,526	11,461
Accrued compensation and benefits	15,246	17,269
Deferred revenue, current portion	33,429	36,540
Lease liabilities and financing obligations, current portion	6,871	4,486
Total current liabilities	75,635	78,443
Deferred revenue, net of current portion	5,079	9,323
Convertible senior notes	187,949	176,692
Lease liabilities and financing obligations, net of current portion	88,572	57,116
Other non-current liabilities	92	2,575
Total liabilities	357,327	324,149
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	-	-
Common stock, par value $0.001, 50,000,000 shares authorized, 32,788,980 and 32,017,773 shares issued and outstanding at December 31, 2019 and 2018, respectively	33	32
Additional paid-in capital	426,025	403,631
Accumulated deficit	(451,702)	(413,873)
Total stockholders' deficit	(25,644)	(10,210)
Total liabilities and stockholders' deficit	$331,683	$313,939

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$295,686	$258,721	$236,842
Cost of revenue	144,090	129,277	127,382
Gross profit	151,596	129,444	109,460
Operating expenses:
Sales and marketing	76,049	78,179	70,583
Research and development	54,724	47,902	49,549
General and administrative	45,329	43,062	27,268
Total operating expenses	176,102	169,143	147,400
Loss from operations	(24,506)	(39,699)	(37,940)
Other income (expense):
Interest income	2,613	250	182
Interest expense	(23,524)	(5,685)	(4,931)
Interest expense on building lease financing obligations (prior to adoption of ASC 842)	–	(7,471)	(7,450)
Other (expense) income	(71)	6	(140)
Total other expense, net	(20,982)	(12,900)	(12,339)
Loss before income taxes	(45,488)	(52,599)	(50,279)
Income tax expense	27	28	15
Net loss	$(45,515)	$(52,627)	$(50,294)
Comprehensive loss	$(45,515)	$(52,627)	$(50,294)
Net loss per common share:
Basic and diluted	$(1.40)	$(1.66)	$(1.62)
Weighted-average common shares outstanding:
Basic and diluted	32,539,748	31,756,415	31,052,378

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	30,429,014	$30	$332,254	$(310,561)	$21,723
Cumulative effect adjustment from adoption of new accounting standard	–	–	391	(391)	–
Exercise of stock options	463,870	1	3,457	$–	3,458
Issuance of common stock upon vesting of restricted stock units	406,936	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	8,169	–	257	–	257
Stock-based compensation expense	–	–	16,137	–	16,137
Net loss	–	–	–	(50,294)	(50,294)
Balance, December 31, 2017	31,307,989	$31	$352,496	$(361,246)	$(8,719)
Exercise of stock options	29,908	–	186	–	186
Issuance of common stock upon vesting of restricted stock units	663,419	1	(1)	–	–
Issuance of common stock under ESPP	16,457	–	526	–	526
Purchase of convertible note capped call hedge	–	–	(33,024)	–	(33,024)
Equity component of convertible notes	–	–	56,950	–	56,950
Stock-based compensation expense	–	–	26,498	–	26,498
Net loss	–	–	–	(52,627)	(52,627)
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of new accounting standard	–	–	–	7,686	7,686
Exercise of stock options	24,800	–	134	–	134
Issuance of common stock upon vesting of restricted stock units	732,738	1	(1)	–	–
Issuance of common stock under ESPP	13,669	–	319	–	319
Stock-based compensation expense	–	–	21,942	–	21,942
Net loss	–	–	–	(45,515)	(45,515)
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(45,515)	$(52,627)	$(50,294)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	22,351	15,815	15,906
Stock-based compensation expense	19,572	28,868	16,137
Accretion of interest on convertible senior notes	11,256	–	–
Interest accrual on finance lease liabilities	33	–	–
Interest accrual on financing obligations (prior to adoption of ASC 842)	–	7,521	7,500
Rent payments in excess of expense	(16)	–	–
Loss on disposal or impairment of property and equipment	9	7	157
Provision for doubtful accounts	111	364	75
Changes in operating assets and liabilities:
Accounts receivable, net	(11,875)	8,650	2,800
Accrued interest on short-term investments	–	–	7
Contract, prepaid and other current assets	(3,642)	(570)	4,519
Deferred costs and other non-current assets	2,893	3,137	5,538
Accounts payable and accrued expenses	426	6,566	(3,015)
Accrued compensation and benefits	161	649	(3,097)
Deferred revenue	(14,047)	(9,165)	(1,922)
Other non-current liabilities	(92)	(234)	(248)
Net cash and cash equivalents (used in) provided by operating activities	(18,375)	8,981	(5,937)
Cash flows from investing activities
Business combination, net of cash acquired	(20,914)	–	–
Proceeds from short-term investments held to maturity	–	–	2,000
Purchases of property and equipment	(13,248)	(8,290)	(8,279)
Net cash and cash equivalents used in investing activities	(34,162)	(8,290)	(6,279)
Cash flows from financing activities
Draws on revolving line of credit	–	115,000	105,000
Payments on revolving line of credit	–	(171,246)	(89,000)
Proceeds from issuance of convertible notes	–	240,000	–
Payments of debt issuance costs	(357)	(6,000)	–
Purchase of convertible note capped call hedge	–	(33,024)	–
Proceeds from exercises of stock options and ESPP	453	712	3,715
Payments on capital lease and financing obligations	(1,627)	(10,540)	(9,017)
Payments of principal on finance lease liabilities	(5,884)	–	–
Net cash and cash equivalents (used in) provided by financing activities	(7,415)	134,902	10,698
Net (decrease) increase in cash and cash equivalents	(59,952)	135,593	(1,518)
Cash and cash equivalents, beginning of year	190,928	55,335	56,853
Cash and cash equivalents, end of year	$130,976	$190,928	$55,335

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$154	$244	$389
Property and equipment purchased with financing and capital lease obligations (prior to adoption of ASC 842)	$-	$4,810	$-
Post contract support purchased with financing obligations	$1,287	$790	$-
Debt issuance costs included in accounts payable and accrued expenses	$-	$358	$-
Supplemental disclosure of cash flow information
Income taxes paid	$28	$28	$14
Interest paid	$12,374	$11,884	$10,911

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, incremental borrowing rate used in lease accounting, the determination of the useful lives of assets, and the impairment assessment of acquired intangibles and goodwill as well as the estimates disclosed in association with revenue recognition. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

Revenue and Deferred Revenue

The Company derives its revenue primarily from fees for subscription services and professional services sold to employers and insurance carriers as well as platform revenue derived from the value of products sold on our platform. Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Taxes collected from customers relating to services and remitted to governmental authorities are excluded from revenue.

The Company determines revenue recognition through the following steps:

•	Identification of each contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, performance obligations are satisfied.

Software Services Revenue

Software services revenue consists of subscription revenue and platform revenue.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Subscription Revenue

Subscription revenue primarily consists of monthly subscription fees paid to the Company by its employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Fees are generally charged based on the number of employees or subscribers with access to the solution.

Subscription services revenue is generally recognized on a ratable basis over the contract term beginning on the date the subscription services are made available to the customer. The Company’s subscription service contracts are generally three years.

Subscription revenue also includes fees paid for other services, such as event sponsorships and certain data services.

Platform Revenue

Platform revenue is generated from the value of policies or products enrolled in through the Company’s marketplace.  Platform revenue from carriers is generally recognized over the policy period of the enrolled products. In arrangements where the Company sells policies to employees of its customers as the broker, it earns broker commissions. Revenue from insurance broker commissions and supplier transactions is recognized at a point in time when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by estimates for risks from collectability, policy cancellation and termination.

Professional Services Revenue

Professional services revenue primarily consists of fees related to the implementation of software products purchased by customers.  Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services and support services are also included in professional services revenue.

The Company determined that implementation services for certain of its insurance carrier customers significantly modify or customize the software solution and, as such, do not represent a distinct performance obligation. Accordingly, revenue from such implementation services with these insurance carrier customers are generally recognized over the contract term of the associated subscription services contract, including any extension periods representing a material right. In certain arrangements, the Company utilizes estimates of hours as a measure of progress to determine revenue.

Revenue from implementation services with employer customers is generally recognized as those services are performed.

Revenue from support and training fees is recognized over the service period.

Contracts with Multiple Performance Obligations

Certain of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are accounted for separately if they are distinct. The Company allocates the transaction price to the separate performance obligations based on their relative standalone selling prices. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the subscription services sold, customer size and complexity, and the number and types of users under the contracts.

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

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. Deferred fulfillment costs are included in deferred contract costs and other non-current assets.

The following tables present information about deferred contract costs:

	As of December 31,
Balance of deferred contract costs	2019	2018
Costs to obtain contracts	$6,676	$7,506
Costs to fulfill contracts	$3,112	$5,235

	Year ended December 31,
Amortization of deferred contract costs	2019	2018	2017
Costs to obtain contracts included in sales and marketing expense	$3,662	$4,217	$4,488
Costs to fulfill contracts included in cost of revenue	$2,790	$3,480	$3,525

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. One customer represented approximately 13% and 11% of total revenue for the year ended December 31, 2018 and 2017, respectively. No customer exceeded 10% of total revenue for the year ended December 31, 2019.  As of December 31, 2019, one customer represented approximately 11% of total accounts receivable. No customer exceeded 10% of accounts receivable as of December 31, 2018.

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

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as historical reasons for adjustments, service and delivery issues or delays, and past due customer billings.

The following table presents the balances of the allowances:

	As of December 31,
Balance of allowances	2019	2018
Allowance for doubtful accounts	$155	$392
Allowance for returns	$2,760	$3,191

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

The estimated useful lives for significant property and equipment categories are generally as follows:

Buildings, leased (prior to adoption of ASC 842)	30 years
Developed software	3 years
Computers and related equipment	3-5 years
Purchased software and licenses	1-7 years
Leasehold improvements	Lesser of estimated useful life of asset or lease term
Furniture and fixtures	7 years
Other equipment	5-12 years
Vehicles	5 years

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

The Company has one reporting unit. To determine the fair value of the Company’s reporting unit, the Company has used its market capitalization. The Company may also determine fair value using discounted cash flow analysis, which requires significant assumptions and estimates about future operations. Significant judgments inherent in this analysis include the determination of an appropriate discount rate, estimated terminal value and the amount and timing of expected future cash flows.

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

Leases (after adoption of ASC 842)

The Company periodically enters into finance leases for property and equipment. The leasing arrangements for the Company’s office space at its headquarters campus are classified as finance leases.  The Company also leases office space under operating leases.

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Because the Company’s operating leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on information available at commencement date to determine the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives, or initial direct costs. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Financing Obligations

Financing obligations include liabilities for the purchase of software licenses.

Prior to the adoption of ASC 842, in its build-to-suit lease arrangements where the Company is involved in the construction of its buildings, the Company is deemed the owner for accounting purposes during the construction period. The Company records an asset for the amount of the total project costs in Property and Equipment, net and the related financing obligation in Lease Liabilities and Financing obligations on the Consolidated Balance Sheet. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets that it owns for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and as interest expense.

Advertising

The Company expenses advertising costs as they are incurred. Direct advertising costs for the years ended December 31, 2019, 2018 and 2017 were $332, $391 and $168, respectively.

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

Recently Adopted Accounting Standards

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” codified as ASC 842. The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. ASC 842 introduces new disclosure requirements for leasing arrangements. The Company adopted this update using the modified retrospective transition method at the beginning of the period of adoption. Accordingly, the Company did not adjust prior period financial statements, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in 2019 in the amount of $7,686. The Company utilized the following additional significant policy elections:

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

The adoption of this standard had a significant impact on the Company’s consolidated financial statements as follows:

•

Net assets of $21,019 and related financing obligations and other noncurrent liabilities of $34,909 for existing build-to-suit lease arrangements were derecognized. These leases were transitioned to the new standard based on an analysis of the lease balances as of the transition date as if they had been leases under ASC 840. Based on this analysis, the land component of these leases was combined with the remainder of the lease obligations. Historically, these obligations were accounted for separately and recognized as part of facilities expense and allocated to cost of revenue and operating expenses. Amounts recognized included $56,422 of net ROU assets, $2,848 of net leasehold improvements, and $63,952 of total finance lease liabilities. The net cumulative adjustment to accumulated deficit to derecognize and transition these leases was $7,686.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods starting January 1, 2020. The Company expects its net accounts receivable balance to be affected by the adoption of this guidance but has not completed its quantifying of the impact on its consolidated financial statements.

3. Business Combination

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

The goodwill of $11,223 arising from the acquisition consists largely of the value of the acquired organized workforce as well as economies of scale. The Company expects all of the goodwill recognized to be deductible for income tax purposes after satisfying performance obligations for certain customers.

The identifiable intangible assets acquired have a weighted average amortization period of 6.5 years and include developed technology, customer relationships, and trade name.  The Company did not acquire any contingent liabilities as part of the transaction.

The cash transferred includes $1,000 in contingent consideration placed into a third-party escrow.  These escrowed funds were to be released to Connecture as required contractual consents to the assignment of service arrangements are obtained from specified customers.  The undiscounted consideration distributable to Connecture under this arrangement ranges from $0 to $1,000.  As customer consents are obtained, the amount of the undiscounted consideration associated with the customer is transferred to Connecture.  For any specified service contracts that, at the end of one year, are continuing to be honored by the customer, whether or not affirmative consent has been received from such customer, the related escrowed funds will be distributed to Connecture.  If during the first year after the closing date of the acquisition, a customer refuses to consent to the assignment of the contract, or fails to deliver consent and stops performing under the contract or otherwise terminates the contract, the portion of the escrow related to that customer contract will then be distributable back to the Company. The Company expected all of the contingent consideration would be distributed to Connecture within one year of acquisition.  Therefore, the full $1,000 undiscounted escrow balance is included in the fair value of the consideration transferred for the acquisition.  As of December 31, 2019, all of these escrow funds had been released to Connecture.

The fair value of the assets and liabilities assumed is provisional pending finalization of the Company’s review of supporting records for these assets and liabilities.

The Company incurred $450 in costs related to completing the acquisition, all of which were recognized in general and administrative expense during the year ended December 31, 2019.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Revenue recognized by the Company related to the operations of the acquired business were $23,855 for the year ended December 31, 2019.  During the third quarter of 2019, the Company had integrated the acquired assets and workforce into its operations, which decreased the Company’s ability to identify incremental costs associated with the acquired business.  Identifiable expenses associated with the acquired business were $20,219 for the year ended December 31, 2019.

Coincident with the acquisition, the Company entered into two additional agreements with Connecture each of which are accounted for separately at contracted prices as described below:

•

Transition Services Agreement where each party provides certain transition services to the other for a 12-month period to facilitate an orderly transition the acquired business.  During the year ended December 31, 2019, the Company recognized operating expense of $559 related to this agreement.

•

An agreement for the Company to provide interim services to Connecture as a subcontractor under a master services agreement maintained by Connecture that includes service commitments related to both the acquired business and Connecture’s retained business while the parties work together with the customer to legally separate the contract.  During the year ended December 31, 2019, the Company recognized revenue of $979 related to this agreement.

Supplemental pro forma revenue and earnings information are not presented because historical records for the acquired business are not available.  Therefore, determining the amount of revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable periods would require significant estimates of amounts that the Company cannot independently substantiate. The Company estimates that the difference between pro forma information compared to reported results would not be significant.

4. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2019	2018	2017
Restricted stock units	1,970,555	2,174,250	1,937,014
Stock options	206,447	233,247	263,155
Convertible senior notes	4,513,824	4,513,824	-
Employee Stock Purchase Plan	-	-	7,039
Total anti-dilutive common share equivalents	6,690,826	6,921,321	2,207,208

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(45,515)	$(52,627)	$(50,294)
Net loss attributable to common stockholders	$(45,515)	$(52,627)	$(50,294)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,539,748	31,756,415	31,052,378
Net loss per common share, basic and diluted	$(1.40)	$(1.66)	$(1.62)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of December 31, 2019 and 2018.

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$124,503	$-	$-	$124,503
Total assets	$124,503	$-	$-	$124,503

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$182,748	$-	$-	$182,748
Total assets	$182,748	$-	$-	$182,748

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

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

6. Property and Equipment

Property and equipment consists of the following as of December 31:

	2019	2018
Buildings, leased (prior to adoption of ASC 842)	$-	$48,558
Developed software	46,497	36,713
Computers and related equipment	31,730	38,183
Purchased software and licenses	30,507	30,702
Leasehold improvements	7,565	4,633
Furniture and fixtures	6,995	6,773
Other equipment	2,266	2,313
Vehicles	146	146
Total property and equipment, at cost	125,706	168,021
Accumulated depreciation and amortization	(97,037)	(98,056)
Property and equipment, net	$28,669	$69,965

The following table presents depreciation and amortization expense for the year ended December 31:

Depreciation and amortization expense	2019	2018	2017
Depreciation and amortization expense related to property and equipment	$11,819	$15,665	$15,648
Amortization expense related to financing ROU assets	8,599	-	-
Total depreciation and amortization expense	$20,418	$15,665	$15,648

Prior to the adoption of ASC 842, amortization of assets under capital leases is included in depreciation and amortization expense related to property and equipment. The following table presents information about fixed assets under capital lease arrangements prior to the adoption of ASC 842:

As of December 31,
Fixed assets acquired under capital lease arrangements	2018
Property and equipment	$31,148
Accumulated depreciation	$6,216

The following tables present supplementary information about capitalized software development costs:

	Year ended December 31,
Capitalized software development costs	2019	2018	2017
Capitalized	$9,784	$6,090	$4,482
Amortization expense	$5,130	$3,944	$3,257

	As of December 31,
Capitalized software development costs	2019	2018
Net book value	$14,459	$9,806

7. Goodwill and Intangible Assets

The follow tables present the changes in goodwill and the gross carrying amounts of the components of goodwill as of December 31:

	2019	2018
Goodwill on January 1	$1,634	$1,634
Additions from business combination	11,223	-
Impairment	-	-
Goodwill on December 31	$12,857	$1,634

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Gross carrying amounts	2019	2018
Goodwill	$14,527	$3,304
Accumulated impairment loss	(1,670)	(1,670)

Information regarding the Company’s acquisition-related intangible assets is as follows:

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$840	$(313)	$527	6.2
Developed technology	7,900	(1,119)	6,781	5.2
Customer agreements	8,160	(2,801)	5,359	6.2
Non-compete agreements	126	(126)	-	-
Total	$17,026	$(4,359)	$12,667	5.8

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$240	$(240)	$-	-
Customer agreements	2,060	(2,060)	-	-
Non-compete agreements	126	(126)	-	-
Total	$2,426	$(2,426)	$-	-

Amortization and impairment of acquisition-related intangible assets is as follows:

	Year ended December 31,
Amortization of acquisition-related intangible assets	2019	2018	2017
Amortization expense	$1,933	$150	$258
Impairment	$-	$-	$-

8. Convertible Senior Notes

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

As of December 31, 2019, the Notes are not yet convertible.

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

The Notes consist of the following as of December 31:

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

	2019	2018
Liability Component:
Principal	$240,000	$240,000
Less: debt discount, net of amortization	(52,051)	(63,308)
Net carrying amount	$187,949	$176,692
Equity component (a)	56,950	56,950
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2019	2018
1.25% coupon	$3,000	$42
Amortization of debt discount and transaction costs	11,256	-
	$14,256	$42

As of December 31, 2019, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$207,600	$187,949	$254,400	$176,692

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

Based on the closing price of our common stock of $21.94 on December 31, 2019, the if-converted value of the Notes was less than their respective principal amounts.

9. Revolving Line of Credit

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

During the years ended December 31, 2018 and 2017, the Company borrowed an aggregate of $115,000 and $105,000, respectively, under the Senior Revolver for general operating purposes and repaid an aggregate of $171,246 and $89,000, respectively.  No amounts were borrowed or repaid during the year ended December 31, 2019.  As of December 31, 2019, there were no amounts outstanding under the Senior Revolver and the amount available to borrow was $88,541.

10. Commitments and Contingencies

Total net cash flows were not impacted by adoption of ASC 842; however, classification of some transactions moved between operating and financing activities. Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Year Ended December 31, 2019
Financing cash flows from finance leases	$5,884
Operating cash flows from finance leases	$8,527
Operating cash flows from operating leases	$599
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$4,248
Operating lease liabilities	$1,107

As of December 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

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

The components of operating lease expense were as follows:

Year Ended December 31, 2019
Fixed operating lease expense	$705
Short-term lease expense	33
Variable operating lease expense	145
Total operating lease expense	883
Sublease income	(28)
Total operating lease cost	$855

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases:

Lease Assets and Liabilities	Classification	As of December 31, 2019
Assets
Operating lease ROU asset - Buildings	Operating lease right-of-use assets	$1,715

Liabilities
Operating lease ROU liabilities, current portion	Lease liabilities, current	$343
Operating lease ROU liabilities, net of current portion	Lease liabilities, non-current	1,568
Total operating lease liabilities		$1,911

Weighted average remaining lease term (in years)		5.86
Weighted average discount rate		5.96%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2019:

Operating Leases
Year Ending December 31,
2020	$445
2021	385
2022	391
2023	398
2024	175
Thereafter	485
Total minimum lease payments	2,279
Less: imputed interest	(368)
Total operating lease liabilities	$1,911

Finance Leases

The Company leases three buildings on its Charleston, South Carolina campus. Under ASC 840, one leasing arrangement was accounted for as a capital lease while the remaining two lease agreements were accounted for as build-to-suit, failed sale-leaseback arrangements. Accordingly, the Company recognized liabilities for the lease payments related to these two buildings, which were recorded as financing obligations. Pursuant to ASC 842, the assets and related financing obligations for the existing build-to-suit lease arrangements were derecognized with a cumulative adjustment of $7,686 to

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

accumulated deficit. These leases were transitioned to the new standard based on an analysis of the lease balances as of the transition date as if they had been a lease under ASC 840. Based on this analysis, the land components of these leases were combined with the remainder of the lease obligation whereas this obligation was previously accounted for separately and recognized as part of facility expense. To calculate the present value of lease payments, the Company used an incremental borrowing rate based on third-party valuation results as of December 2016. All three leasing arrangements are classified as finance leases under ASC 842.

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

The components of finance lease expense were as follows:

Year Ended December 31, 2019
Amortization of ROU assets	$8,599
Interest on lease liabilities	8,535
Variable finance lease expense	53
Total finance lease expense	$17,187

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s finance leases:

Lease Assets and Liabilities	Classification	As of December 31, 2019
Assets
Finance lease ROU asset	Finance lease right-of-use assets, net	$87,067
Finance lease ROU accumulated amortization	Finance lease right-of-use assets, net	(8,547)
Finance lease ROU assets, net		$78,520

Liabilities
Finance lease ROU liabilities, current portion	Lease liabilities, current	$5,315
Finance lease ROU liabilities, net of current portion	Lease liabilities, non-current	86,284
Total finance lease liabilities		$91,599

Weighted average remaining lease term (in years)		11.34
Weighted average discount rate		9.26%

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

The following table presents the maturity of the Company’s finance lease liabilities as of December 31, 2019:

Finance Leases
Year Ending December 31,
2020	$13,474
2021	12,942
2022	12,218
2023	11,553
2024	11,696
Thereafter	91,964
Total minimum lease payments	153,847
Less: imputed interest	(62,248)
Total finance lease liabilities	$91,599

Financing Obligations

Financing obligations were $1,933 and $37,544, as of December 31, 2019 and 2018, respectively, and consist primarily of obligations for software support for 2019 and, prior to the adoption of ASC 842, build-to-suit lease arrangements for 2018.

Contractual Commitments

In March 2019, the Company terminated its cancellable lease agreement to build additional office space on its headquarters campus.

The Company also has $2,067 of non-cancellable contractual commitments as of December 31, 2019 related to the purchase of software and maintenance. These commitments are not accrued in the consolidated balance sheet of the Company.

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

11. Stock-Based Compensation

Employee Stock-based Compensation Plan

The Company maintains the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”) and the Second Amended and Restated 2012 Stock Plan, (the “2012 Plan”), pursuant to which the Company has reserved 5,366,758 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, non-statutory stock options, stock bonuses, stock purchase rights, stock appreciation rights, and restricted stock units and awards. No new awards can be issued under the 2000 Plan after the effective date of the 2012 Plan. Outstanding awards under the 2000 Plan continue to be subject to the terms and conditions of the 2000 Plan. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date, were added to the reserves of the 2012 Plan. As of December 31, 2019, the Company had 3,189,756 shares allocated to the 2012 Plan, but not yet issued.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

The Company has issued two types of awards under these plans: stock options and restricted stock units (“RSUs”). The following table sets forth the number of awards outstanding for each award type is as follows:

	Outstanding at December 31,
Award type	2019	2018	2017
Restricted stock units	1,970,555	2,174,250	1,937,014
Stock options	206,447	233,247	263,155

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

Compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31:

	2019	2018	2017
Cost of revenue	$3,569	$5,164	$2,508
Sales and marketing	3,799	6,764	4,953
Research and development	3,265	5,510	2,990
General and administrative	8,939	11,430	5,686
	$19,572	$28,868	$16,137

The total compensation cost related to non-vested awards not yet recognized as of December 31, 2019 was $31,629 and will be recognized over a weighted-average period of approximately 2.65 years.

Restricted Stock Units

During 2019, the Company granted RSUs under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments over terms that range from immediate vesting at grant to 4 years. The fair value of the stock at the time of grant is amortized based on a straight-line basis over the vesting period.

The summary of unvested restricted stock units is as follows:

	Restricted stock units	Weighted average grant date fair value
Unvested at December 31, 2018	2,174,250	$31.61
Granted	1,237,616	39.42
Forfeited	(708,573)	31.18
Vested	(732,738)	30.98
Unvested at December 31, 2019	1,970,555	$34.82

As of December 31, 2019, the number and intrinsic value of restricted stock units expected to vest was 1,545,370 and $33,905, respectively.  The aggregate fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $32,065, $18,623 and $12,137, respectively.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

Included in the grants of 2019 restricted stock units are performance restricted stock units for which vesting is contingent upon meeting various financial targets to support growth initiatives. The Company granted 544,809 performance restricted stock units to officers and certain employees with an aggregate grant-date fair value of $23,088. The actual number of shares issued upon vesting could range from 0% to 100%. As of December 31, 2019, there were 775,039 performance restricted stock units outstanding with a weighted average grant-date fair value of $39.25 per unit, of which 349,854 units with a weighted average grant-date fair value of $33.56 per unit were expected to vest.

Stock Options

The following is a summary of the option activity for the year ended December 31, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2018	233,247	$9.60
Granted	-	-
Exercised	(24,800)	5.39
Forfeited or expired	(2,000)	10.30
Outstanding balance at December 31, 2019	206,447	$10.10	2.4	$2,444
Exercisable at December 31, 2019	206,447	$10.10	2.4	$2,444
Vested and expected to vest at December 31, 2019	206,447	$10.10	2.4	$2,444

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2019, 2018, and 2017 was $958, $915 and $10,829, respectively.

No stock options were granted during the years ended December 31, 2019, 2018 and 2017.

12. Stockholders’ Deficit

Preferred stock

The Company has 5,000,000 shares of preferred stock authorized all of which is undesignated.

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

The Company maintains the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan (“ESPP”) pursuant to which the Company has reserved 111,705 shares of its common stock for purchase by its employees who meet certain criteria. Under the ESPP, eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice yearly on or about January 1 and July 1 and exercisable on or about the succeeding June 30 and December 31, respectively, of each year. Shares are purchased at acquisition prices equal to 95% of the fair market value of the Company’s common stock at the purchase date. No participant may purchase more than $12 worth of the Company’s common stock in a six-month offering period.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

At December 31, 2019, the Company had reserved a total of 5,478,463 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	206,447
Restricted stock units	1,970,555
Available for future issuance under stock award plans	3,189,756
Available for future issuance under ESPP	111,705
Total common shares reserved for future issuance	5,478,463

The Company’s Board of Directors approved a stock repurchase program for the potential repurchase of up to $20,000 of its outstanding common stock. Under the stock repurchase program, the Company is authorized to purchase shares of its common stock through various means, including open market or privately negotiated transactions. The program has no time limit and may be suspended for periods or discontinued at any time by the Board of Directors. Repurchases under the program will be funded by the Company’s existing cash and cash equivalents or future cash flow. Any shares acquired will be available for general corporate purposes.

13. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Year ended December 31
	2019	2018	2017
Service line:
Subscription	$195,091	$179,410	$169,593
Platform	33,654	22,938	15,298
Total software services	$228,745	$202,348	$184,891
Professional services	66,941	56,373	51,951
Total	$295,686	$258,721	$236,842

Historically, subscription and platform revenue were combined and reported as software services revenue. The Company now manages platform revenue as a separate stream. Accordingly, subscription and platform revenue are presented separately for the year ended December 31, 2019 and the historical comparable periods.

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
As of December 31, 2019
Contract assets	$12,798	$16,685
Contract liabilities:
Deferred revenue	$45,863	$38,508

As of December 31, 2018
Contract assets	$11,522	$12,798
Contract liabilities:
Deferred revenue	$55,027	$45,863

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the years ended December 31, 2019 and 2018.

Contract assets are largely comprised of unbilled software services revenue from insurance broker commissions. The performance obligation for this revenue is satisfied when the order is received. Amounts are recorded as accounts receivable when the right to consideration becomes unconditional which generally occurs over the period of the underlying insurance policy. Payments from insurance broker commissions are typically received monthly in arrears.

There were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the years ended December 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of the periods was $32,256 and $33,421, respectively.

The Company added deferred revenue of $6,692 as a result of a business combination during the year ended December 31, 2019.

The Company recorded favorable transaction price adjustments to software services revenue from performance obligations satisfied or partially satisfied in previous periods of $2,914 and $1,161 during the years ended December 31, 2019 and 2018, respectively.

Performance Obligations

As of December 31, 2019, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $215,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

14. Employee Benefit Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan after one day of service and upon attainment of age 21, and may elect to defer an amount or percentage of their annual compensation up to amounts prescribed by law. The Company makes discretionary matching contributions to employee plan accounts. During each of the years ended December 31, 2019, 2018 and 2017, the Company matched 50% of the employees’ contribution, with the match limited to 3% of qualifying compensation. Employee vesting in matching company contributions occurs at a rate of 20% per year after one year of service. During the years ended December 31, 2019, 2018, and 2017, employer matching contributions were $3,370, $3,162 and $3,020, respectively.

15. Income Taxes

The Company files income tax returns in the U.S. for federal and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years 2015 through 2018 as well as state income tax examinations for various years depending on statutes of limitations of those jurisdictions.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

The following summarizes the components of income tax expense for the years ended December 31:

Current:	2019	2018	2017
Federal	$-	$-	$-
State and local	27	28	15
Total current expense	$27	$28	$15
Deferred:
Federal	$-	$-	$-
State and local	-	-	-
Total deferred taxes	$-	$-	$-

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows for the years ended December 31:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
Effect of:
State income taxes, net of federal benefit	8.2%	10.3%	6.6%
Change in state tax rates	2.9%	1.7%	0.4%
Change in federal tax rates	0.0%	0.0%	(67.8%)
Change in valuation allowance	(33.7%)	(29.4%)	24.3%
State tax credits	1.4%	0.3%	0.4%
Stock-based compensation	2.5%	(2.2%)	3.8%
Section 162(m)	(1.2%)	(0.8%)	(1.2%)
Other permanent items	(1.1%)	(0.9%)	(0.5%)
Income tax provision effective rate	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax asset and liability were as follows as of December 31,

	2019	2018
Deferred tax assets relating to:
Net operating loss carryforwards	$95,084	$82,057
Deferred revenue	7,304	3,150
Commissions and incentive accrual	895	678
Deferred rent	57	433
State tax credits	8,590	7,936
Stock-based compensation	4,095	4,595
Finance lease right-of-use liabilities	24,930	-
Property and equipment and intangible liabilities	-	1,138
Interest limitation	1,804	968
Total gross deferred tax assets	142,759	100,955
Deferred tax liabilities
Compensation and other accruals	$(712)	$(2,366)
Finance lease right-of-use assets	(22,848)	-
Property and equipment and intangible assets	(3,025)	-
Convertible debt	(13,657)	(16,281)
Total gross deferred tax liabilities	(40,242)	(18,647)
Deferred tax assets less liabilities	102,517	82,308
Less: valuation allowance	(102,517)	(82,308)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2019 and 2018, the Company’s gross deferred tax was reduced by a valuation allowance of $102,517 and $82,308, respectively.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

The valuation allowance increased by $20,209 and decreased by $6,785 during the years ended December 31, 2019 and 2018, respectively. The valuation allowance increased in 2019 resulted primarily from changes in the deferred tax assets related to the net operating loss carryforwards and deferred revenue. The decrease in the valuation allowance in 2018 resulted primarily from establishing deferred tax liabilities related to tax method changes and convertible debt issuance partially offset by changes in the deferred tax assets related to the net operating loss carryforwards.

Net operating loss carryforwards for federal income tax purposes were approximately $327,415 and $287,686 at December 31, 2019 and 2018, respectively. State net operating loss carryforwards were $325,106 and $285,377 at December 31, 2019 and 2018, respectively. The federal and state net operating loss carryforwards will expire at various dates during 2020 through 2038, if not utilized. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to historical and future ownership changes.

South Carolina jobs tax credit and headquarters tax credit carryovers of $11,309 and $10,483 were available at December 31, 2019 and 2018, respectively. Headquarters credits are expected to be used to offset future state income tax license fees. The credits expire in various amounts during 2020 through 2034.

The Company follows FASB ASC 740-10 for accounting for unrecognized tax benefits. As of December 31, 2019, the Company had gross unrecognized tax benefits of $437.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31:

	2019	2018	2017
Balance at beginning of year	$437	$437	$437
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions in prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Reductions for tax positions due to lapse of statute	-	-	-
Settlements	-	-	-
Balance at end of year	$437	$437	$437

At December 31, 2019 and 2018, none of the $437 liabilities for unrecognized tax benefits could impact the Company’s effective tax rate, if recognized. The Company does not expect the unrecognized tax benefits to change within the next twelve months.

16. Segments and Geographic Information

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

Substantially all assets were held and all revenue was generated in the United States during the years ended December 31, 2019, 2018 and 2017.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

17. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease right-of-use assets and lease liabilities on the Consolidated Balance Sheets. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases.

Payments related to these agreements were $10,884, $10,659, and $10,328 for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts due to the related parties were recorded as $791 and $833 in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively, and were recorded in “Accrued expenses.”

In March 2019, the Company terminated its cancellable lease agreement to construct additional office space under its December 12, 2016 lease.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $256, $107, and $20 for the years ended December 31, 2019, 2018 and 2017, respectively. No amounts were due to the related parties as of December 31, 2019 and 2018.

During 2018, the Company entered into an agreement to purchase software and services from a company affiliated with a Company director.  Payments related to this agreement were $108 and $35 for the year ended December 31, 2019 and 2018, respectively. No amounts were due to this company as of December 31, 2019. Amounts due to this company were $35 as of December 31, 2018.

18. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended December 31, 2019 and 2018.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Consolidated Statements of Operations Data:
Revenue	$87,143	$71,665	$68,579	$68,299	$74,771	$61,006	$60,581	$62,363
Gross profit	44,295	36,077	35,777	35,447	39,358	29,266	29,860	30,960
Total operating expenses	42,646	43,387	45,564	44,505	48,995	37,600	40,915	41,633
Operating income (loss)	1,649	(7,310)	(9,787)	(9,058)	(9,637)	(8,334)	(11,055)	(10,673)
Net loss	$(3,794)	$(12,577)	$(14,935)	$(14,209)	$(12,966)	$(11,598)	$(14,261)	$(13,802)
Net loss per common share (a)	$(0.12)	$(0.38)	$(0.46)	$(0.44)	$(0.41)	$(0.36)	$(0.45)	$(0.44)
Weighted-average common shares outstanding--basic and diluted	32,774,924	32,073,723	32,613,718	32,056,934	31,988,033	31,883,029	31,806,972	31,333,348

(a)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of the per-share amounts for the quarters may not agree with per share amounts for the year.

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

19. Subsequent Events

Stock-Based Compensation

During January and February 2020, the Company granted 36,772 restricted stock units to employees with an aggregate grant date fair value of $733. These restricted stock units generally vest in equal annual installments generally over 3 and 4 years from the grant date.  The Company amortizes the fair value of the stock subject to the restricted stock units at the time of grant on a straight-line basis over the period of vesting.

During January and February 2020, stock option exercises and vesting of restricted stock units resulted in the issuance of 30,498 shares of common stock.

Revolving Line of Credit

On February 20, 2020, the Company’s Senior Revolver expired. Other than unused line fees, which have all been paid, there was no outstanding indebtedness under the Senior Revolver when it expired.

On March 3, 2020, the Company entered into a new credit facility and revolving line of credit agreement with Silicon Valley Bank. The three-year agreement has a borrowing limit of $50,000, with the ability for the Company to increase it to up to $100,000. Interest is payable monthly. Advances under the  agreement bear interest at (a) the higher of (i) the prime rate as published in the Wall Street Journal or (ii) the federal funds effective rate plus 0.50%, plus (b) an applicable margin ranging from (0.50%) to 0.50% based on the Company’s Average Daily Usage (“ADU”) of the credit facility in the preceding month. The Company also is charged for amounts unused under this arrangement at a rate ranging from 0.00% to 0.40% based on the Company’s ADU in the preceding month. Any outstanding principal is due at the end of the term.

The obligations of the Company under the new credit facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of their respective personal property assets pursuant to the terms of a Guarantee and Collateral Agreement, dated March 3, 2020 and the other security documents.

The new credit facility contains customary representations and warranties and restrictive covenants. In addition, the Company are required to maintain a Consolidated Adjusted Quick Ratio (“AQR”) of (i) Consolidated Quick Assets to (ii) Consolidated Current Liabilities minus the current portion of Deferred Revenue of at least 1.25 to 1.00 as of the last day of any fiscal quarter, and, if the AQR is less than 2.00 to 1.00, a Minimum Consolidated EBITDA of at least $1.00 for any such fiscal quarter calculated on a trailing 12 month basis. The Company has also agreed to fiscal year dollar limits on its capital expenditures.

The new credit facility contains customary events of default, including payment and covenant defaults (subject to grace and cure periods), breaches of representations and warranties, defaults under certain other indebtedness, change of control, insolvency events, and the occurrence of a material adverse effect. If an event of default occurs, the lender would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged To Expense	Additions Charged Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts and returns:
Year Ended December 31, 2019	$3,584	$111	$3,761	$(4,541)	$2,915
Year Ended December 31, 2018	$3,531	$138	$4,813	$(4,898)	$3,584
Year Ended December 31, 2017	$4,595	$75	$5,593	$(6,732)	$3,531

	Balance at Beginning of Period	Additions Charged To Costs and Expenses (1)	Deductions	Balance at End of Period
Deferred tax asset valuation allowance:
Year Ended December 31, 2019 (2)	$82,308	$22,446	$(2,237)	$102,517
Year Ended December 31, 2018 (3)	$89,093	$15,444	$(22,229)	$82,308
Year Ended December 31, 2017 (4)(5)	$81,261	$41,904	$(34,072)	$89,093

(1)	Increase in valuation allowance is related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance is related to adoption of ASU 2016-02.
(3)	Decrease in valuation on allowances is related to adjustments to deferred revenue and convertible debt issuance.
(4)	Increase in valuation allowance is related to adoption of ASU 2016-09.
(5)	Decrease in valuation on allowances is related to the change in the enacted tax rate.