Form 10-Q
period 2020-03-31
Benefitfocus,Inc.
filed 2020-05-08
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, there were approximately 32,063,446 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$114,714	$130,976
Accounts receivable, net	33,450	33,754
Contract, prepaid and other current assets	21,271	21,523
Total current assets	169,435	186,253
Property and equipment, net	31,507	28,669
Financing lease right-of-use assets	75,687	78,520
Operating lease right-of-use assets	1,591	1,715
Intangible assets, net	12,099	12,667
Goodwill	12,857	12,857
Deferred contract costs and other non-current assets	10,445	11,002
Total assets	$313,621	$331,683
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,300	$9,563
Accrued expenses	11,937	10,526
Accrued compensation and benefits	11,245	15,246
Deferred revenue, current portion	29,736	33,429
Lease liabilities and financing obligations, current portion	8,240	6,871
Total current liabilities	67,458	75,635
Deferred revenue, net of current portion	4,803	5,079
Convertible senior notes	190,873	187,949
Revolving line of credit	10,000	–
Lease liabilities and financing obligations, net current portion	82,891	88,572
Other non-current liabilities	68	92
Total liabilities	356,093	357,327
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 31,778,075 and 32,788,980 shares issued and 31,775,214 and 32,788,980 shares outstanding at March 31, 2020 and December 31, 2019, respectively	32	33
Additional paid-in capital	420,393	426,025
Accumulated deficit	(462,897)	(451,702)
Total stockholders' deficit	(42,472)	(25,644)
Total liabilities and stockholders' deficit	$313,621	$331,683

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$66,154	$68,299
Cost of revenue	33,912	32,852
Gross profit	32,242	35,447
Operating expenses:
Sales and marketing	15,630	19,619
Research and development	11,768	13,090
General and administrative	10,515	11,796
Total operating expenses	37,913	44,505
Loss from operations	(5,671)	(9,058)
Other income (expense):
Interest income	426	660
Interest expense	(5,891)	(5,814)
Other income	5	9
Total other expense, net	(5,460)	(5,145)
Loss before income taxes	(11,131)	(14,203)
Income tax expense	5	6
Net loss	$(11,136)	$(14,209)
Comprehensive loss	$(11,136)	$(14,209)
Net loss per common share:
Basic and diluted	$(0.34)	$(0.44)
Weighted-average common shares outstanding:
Basic and diluted	32,638,805	32,056,934

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)
Cumulative effect adjustment from adoption of credit standard	–	–	–	(59)	(59)
Exercise of stock options	13,584	–	73	–	73
Issuance of common stock upon vesting of restricted stock units	43,315	–	–	–	–
Stock-based compensation expense	–	–	3,677	–	3,677
Common stock repurchased	(1,070,665)	(1)	(9,382)	–	(9,383)
Net loss	–	–	–	(11,136)	(11,136)
Balance, March 31, 2020	31,775,214	$32	$420,393	$(462,897)	$(42,472)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of lease standard	–	–	–	7,687	7,687
Exercise of stock options	18,600	–	89	–	89
Issuance of common stock upon vesting of restricted stock units	34,255	–	–	–	–
Stock-based compensation expense	–	–	6,253	–	6,253
Net loss	–	–	–	(14,209)	(14,209)
Balance, March 31, 2019	32,070,628	$32	$409,973	$(420,395)	$(10,390)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(11,136)	$(14,209)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	5,884	5,335
Stock-based compensation expense	3,677	6,367
Accretion of interest on convertible senior notes	2,924	2,749
Interest accrual on finance lease liabilities	23	–
Rent expense (less than) in excess of payments	(9)	9
Provision for doubtful accounts	55	265
Changes in operating assets and liabilities:
Accounts receivable, net	189	(6,514)
Contract, prepaid and other current assets	252	(2,495)
Deferred costs and other non-current assets	557	1,568
Accounts payable and accrued expenses	(1,593)	(4,867)
Accrued compensation and benefits	(4,000)	(3,580)
Deferred revenue	(3,969)	(5,089)
Other non-current liabilities	(24)	(23)
Net cash and cash equivalents used in operating activities	(7,170)	(20,484)
Cash flows from investing activities
Business combination, net of cash acquired	–	(21,033)
Purchases of property and equipment	(3,821)	(2,955)
Net cash and cash equivalents used in investing activities	(3,821)	(23,988)
Cash flows from financing activities
Draws on revolving line of credit	10,000	–
Payments of debt issuance costs	(154)	(357)
Repurchase of common stock	(9,383)	–
Proceeds from exercises of stock options and ESPP	73	89
Payments on financing obligations	(207)	(655)
Payments of principal on finance lease liabilities	(5,600)	(1,375)
Net cash and cash equivalents used in financing activities	(5,271)	(2,298)
Net decrease in cash and cash equivalents	(16,262)	(46,770)
Cash and cash equivalents, beginning of period	130,976	190,928
Cash and cash equivalents, end of period	$114,714	$144,158

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$31	$382

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Organization and Description of Business

Benefitfocus, Inc. (the “Company”) provides a leading cloud-based benefits management platform for consumers, employers, insurance carriers and brokers that is designed to simplify how organizations and individuals transact benefits. The financial statements of the Company include the financial position and operations of its wholly owned subsidiaries, Benefitfocus.com, Inc. and BenefitStore, Inc.

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions.  Payments of sales commissions generally include multiple payments. The Company capitalizes only those payments made within an insignificant time from the contract inception, typically three months or less.  Subsequent payments are expensed as incurred. The capitalized costs are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years. The Company expenses the costs to obtain a contract when the amortization period is less than one year. Deferred costs related to obtaining contracts are included in deferred contract costs and other non-current assets.

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. Deferred fulfillment costs are included in deferred contract costs and other non-current assets.

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of March 31, 2020	As of December 31, 2019
Costs to obtain contracts	$6,205	$6,676
Costs to fulfill contracts	$3,055	$3,112

	Three Months Ended March 31,
Amortization of deferred contract costs	2020	2019
Costs to obtain contracts included in sales and marketing expense	$881	$1,047
Costs to fulfill contracts included in cost of revenue	$375	$802

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  Accounts receivable from one customer represented approximately 13% and 11% of the total accounts receivable as of March 31, 2020 and December 31, 2019, respectively. Accounts receivable from another customer represented approximately 10% of the total accounts receivable as of March 31, 2020. No other customer exceeded 10% of accounts receivable as of December 31, 2019. No customer exceeded 10% of total revenue in the three-month period ended March 31, 2020. Revenue from one customer was approximately 11% of the total revenue in the three-month period ended March 31, 2019.

Allowance for Doubtful Accounts

Historically, the Company used an incurred loss model to calculate its allowance for doubtful accounts. Upon the adoption of Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments” on January 1, 2020, the Company shifted to a current expected credit loss model. Accounts receivable and allowance for doubtful accounts are discussed in Note 5.

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

The following tables present information about capitalized software development costs:

	Three Months Ended March 31,
Capitalized software development costs	2020	2019
Capitalized	$3,472	$2,063
Amortized	$1,519	$1,178

Capitalized software development costs	As of March 31, 2020	As of December 31, 2019
Net book value	$16,412	$14,459

Leases

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

Recently Adopted Accounting Standards

Financial Instruments

On January 1, 2020, the Company adopted ASU No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. On adoption, the Company recorded an immaterial cumulative-effect adjustment to retained earnings in connection with expected credit losses on its trade receivables.

Fair Value Measurement

On January 1, 2020 the Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirements required for fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This ASU is effective for the Company for the interim and annual reporting periods starting January 1, 2021. Early adoption is permitted. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2020	2019
Restricted stock units	1,508,263	2,013,082
Stock options	179,363	214,647
Convertible senior notes	4,513,824	4,513,824
Employee Stock Purchase Plan	5,982	1,959
Total anti-dilutive common share equivalents	6,207,432	6,743,512

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(11,136)	$(14,209)
Net loss attributable to common stockholders	$(11,136)	$(14,209)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,638,805	32,056,934
Net loss per common share, basic and diluted	$(0.34)	$(0.44)

4. Fair Value Measurement

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and other accrued liabilities, and accrued compensation and benefits, approximate fair value due to their short-term nature. The carrying value of the Company’s financing obligations approximates fair value, considering the borrowing rates currently available to the Company with similar terms and credit risks.

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

	March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$112,199	$—	$—	$112,199
Total assets	$112,199	$—	$—	$112,199

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$124,503	$—	$—	$124,503
Total assets	$124,503	$—	$—	$124,503

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Accounts Receivable, net

Accounts receivable, net include:

	As of March 31, 2020	As of December 31, 2019
Accounts receivable	$37,022	$36,669
Less: Allowance for doubtful accounts	(242)	(155)
Less: Allowance for returns	(3,330)	(2,760)
Total accounts receivable, net	$33,450	$33,754

Accounts receivable are stated at their amortized cost adjusted for any write-offs and net allowances for returns. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for doubtful accounts is the best estimate of the amount of expected credit losses related to existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers.

Allowance for doubtful accounts	Three Months Ended March 31, 2020
Beginning of period	$155
Provision for credit losses (including effect of adoption)	131
Write-offs and recoveries	(44)
End of period	$242

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

As of March 31, 2020, the Notes were not convertible.

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

The Notes consist of the following as of:

	As of
	March 31, 2020	December 31, 2019
Liability component:
Principal	$240,000	$240,000
Less: Debt discount, net of amortization	(49,127)	(52,051)
Net carrying amount	$190,873	$187,949
Equity component (a)	56,950	56,950
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2020	2019
1.25% coupon	$750	$750
Amortization of debt discount and transaction costs	2,924	2,749
	$3,674	$3,499

As of March 31, 2020, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$180,000	$190,873	$207,600	$187,949

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

Based on the closing price of our common stock of $8.91 on March 31, 2020, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

7. Revolving Line of Credit

On February 20, 2020, the Company’s Senior Revolver expired. Other than unused line fees, which have all been paid, there was no outstanding indebtedness under the Senior Revolver when it expired.

On March 3, 2020, the Company entered into a new credit facility with Silicon Valley Bank providing for a revolving line of credit agreement. The three-year agreement has a borrowing limit of $50,000, with the ability for the Company to increase it to up to $100,000. Interest is payable monthly. Advances under the  agreement bear interest at (a) the higher of (i) the prime rate as published in the Wall Street Journal or (ii) the federal funds effective rate plus 0.50%, plus (b) an applicable margin ranging from (0.50%) to 0.50% based on the Company’s Average Daily Usage (“ADU”) of the credit facility in the preceding month. The Company also is charged for amounts unused under this arrangement at a rate ranging from 0.00% to 0.40% based on the Company’s ADU in the preceding month. Any outstanding principal is due at the end of the term.

The obligations of the Company under the new credit facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of the personal property assets of the Company and its subsidiaries pursuant to the terms of a Guarantee and Collateral Agreement, dated March 3, 2020 and the other security documents.

The new credit facility contains customary representations and warranties and restrictive covenants. In addition, the Company is required to maintain a Consolidated Adjusted Quick Ratio (“AQR”) of (i) Consolidated Quick Assets to (ii) Consolidated Current Liabilities minus the current portion of Deferred Revenue of at least 1.25 to 1.00 as of the last day of any fiscal quarter, and, if the AQR is less than 2.00 to 1.00, a Minimum Consolidated EBITDA of at least $1.00 for any such fiscal quarter calculated on a trailing 12 month basis. The Company has also agreed to fiscal year dollar limits on its capital expenditures.

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

As of March 31, 2020, the amount outstanding under the Company’s revolving line of credit was $10,000. The amount available to borrow was $40,000 and the interest rate was 2.75% as of March 31, 2020. In March 2020, the Company borrowed $10,000 under its line of credit for general operating purposes.

8. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Three Months Ended March 31, 2020
Financing cash flows from finance leases	$5,600
Operating cash flows from finance leases	$2,067
Operating cash flows from operating leases	$195
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$3,593
Operating lease liabilities	$-

As of March 31, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

Finance Leases

On March 13, 2020, the Company executed an amendment to its three leases for office space on its headquarters campus. Pursuant to this amendment, the Company paid the lessor, a related party, $3,993 for future rent due in the first half of 2021, representing an approximately 17% discount on rent due for those periods. The ROU assets and financing lease liabilities were adjusted to reflect the effect of the amendment and associated payments.

In February 2020, the Company entered into a financing lease arrangement for servers and networking equipment used in operations. Total payments under the agreement are $3,723, including the first annual payment of $784 and two annual payments of $1,470, each. In connection with this lease, the Company recorded financing ROU assets and financing lease liabilities of $3,593.

9. Stock-based Compensation

Restricted Stock Units

During the three months ended March 31, 2020, the Company granted 49,800 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $890. These RSUs generally vest in equal annual installments over various periods ranging from less than one year to up to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is approximately 3.88 years from the date of grant.

10. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At March 31, 2020, the Company had reserved a total of 5,415,582 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	179,363
Restricted stock units	1,508,263
Available for future issuance under stock award plans	3,622,233
Available for future issuance under ESPP	105,723
Total common shares reserved for future issuance	5,415,582

Under its stock repurchase program, the Company purchased 1,070,665 shares of its outstanding common stock, for an aggregate of $9,383 during the three months ended March 31, 2020. Of these shares, 1,067,804 have been canceled and returned to its pool of authorized shares to be used for general purposes. The balance of shares repurchased, if any, will be canceled in future periods. As of March 31, 2020, approximately $10,617 remains available for potential repurchases.

11. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended March 31,
	2020	2019
Service line:
Subscription	$45,990	$47,869
Platform	6,005	5,143
Total software services	$51,995	$53,012
Professional services	14,159	15,287
Total	$66,154	$68,299

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Three Months Ended March 31, 2020
Contract assets	$16,685	$13,870
Contract liabilities:
Deferred revenue	$38,508	$34,539

Three Months Ended March 31, 2019
Contract assets	$12,798	$12,383
Contract liabilities:
Deferred revenue	$45,863	$46,895

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.  Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the three months ended March 31, 2020 and 2019.

There were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three months ended March 31, 2020 that was included in the deferred revenue balance at the beginning of the period was $19,766.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods $660 during the three months ended March 31, 2020.

Performance Obligations

As of March 31, 2020, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $190,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

12. Income Taxes

The Company’s effective federal tax rate for the three months ended March 31, 2020 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

13. Segments and Geographic Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

14. Related Parties

Related Party Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease right-of-use assets and lease liabilities on the Consolidated Balance Sheet as of March 31, 2020. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $7,358 and $3,331 for the three months ended March 31, 2020 and 2019, respectively. Other amounts due to these related parties were $209 and $791 as of March 31, 2020 and December 31, 2019, respectively, and were recorded in “Accrued expenses.” Payments made for the three months ended March 31, 2020 include amounts paid in connection with the amendment of these leases discussed in Note 8.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $120 and $119 for the three months ended March 31, 2020 and 2019, respectively. There were no amounts due to these companies as of March 31, 2020 and December 31, 2019.

During 2018, the Company entered into an agreement to purchase software and services from a company affiliated with a Company director.  The aggregate amount of payments due under this contract is $115.  Payments related to this agreement were $26 and $35 for the three months ended March 31, 2020 and 2019, respectively. Amounts due to this company were $26 as of March 31, 2020. There were no amounts due to this company as of December 31, 2019.

15. Subsequent Events

Restricted Stock Units

During May 2020, the Company granted 1,225,460 RSUs and 785,596 performance RSUs with an aggregate grant date fair value of $12,524 and $8,029, respectively. The aggregate grant date fair value of the performance RSUs assuming target achievement was $6,206. The RSUs generally vest in equal annual installments over four years from the grant date.  The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2020, and vesting will then occur in equal annual installments over various periods ranging from less than one to three years. The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The weighted-average vesting period for these RSUs and performance RSUs is approximately 3.09 and 2.36 years from the date of grant, respectively.

Common Stock

During April and May 2020, employees exercised stock options and RSUs vested resulting in the issuance of 288,232 shares.

The Company purchased 35,508 shares of its outstanding common stock for an aggregate of $285 during April 2020.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The pandemic did not have a material impact on the Company’s financial statements for the three months ended March 31, 2020. The Company has implemented actions to maintain its financial health and liquidity. The Company is also monitoring the impacts of COVID-19 on the fair value of assets. Future changes in sales, earnings and cash flows related to long-lived assets to be held and used and goodwill could cause these assets to become impaired. In addition, the Company continues to monitor the impacts of the pandemic on its estimates for allowance for doubtful accounts and expected credit losses associated with its accounts receivable and certain contract assets. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Restructuring Plan

On April 28, 2020, the Company announced a restructuring plan to as part of the Company’s actions to ensure the safety and well-being of its employees and customers, contain costs and further preserve its liquidity profile in response to the impact of the COVID-19 pandemic.  This plan entailed a reduction in U.S. workforce of approximately 17% in the second quarter of 2020. The Company estimates that the restructuring plan will result in pre-tax charges of approximately $5,000 to $7,000 and will be recorded as restructuring expenses in the second quarter of 2020. The charges will consist of one-time severance charges, acceleration of unvested equity grants, continuation of health benefits and outplacement services. The estimated cash expenditure for these charges is approximately $5,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

In 2018, we expanded our economic model to include a transaction-oriented, buyer solution, known as Benefit Catalog (formerly BenefitsPlace), designed to align brokers, carriers and suppliers around the needs of employers, employees and consumers. In this model, our seller partners offer their voluntary and specialty benefit products through a holistic, multidimensional marketplace.  This marketplace is designed to increase the economic value of the consumer lives on our platform by aligning the product catalog to consumer needs. In exchange for Benefitfocus delivering consumer access, data-driven analysis and operational efficiencies, seller partners pay us a percentage of the purchases completed on our platform. Carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency.  Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

We classify our revenue into three streams – subscription, platform, and professional services revenue.  Subscription and platform revenue are combined and reported as software services revenue.  As a result of adding Benefit Catalog to our economic model in 2018, we now manage platform revenue as a separate stream. Accordingly, platform revenue is reported separately for the current and historical periods.

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 70% of our total revenue during both of the three-month periods ended March 31, 2020 and 2019.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured produces is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 9% and 8% of our total revenue during the three-month period ended March 31, 2020 and 2019, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 21% and 22% of our total revenue during the three-month period ended March 31, 2020 and 2019, respectively.

Expanding our customer base is a key element of our growth strategy. We believe that our continued innovation and new solutions, such as Benefit Catalog, which extend the functionality of our mobile offerings, provide more robust data analytics capabilities, and enhance our ability to quickly respond to evolving market needs with innovative capabilities, will help us attract additional net benefit eligible lives to our platform through new employer customers, partners, and brokers, and increase our revenue from existing customers and relationships.

We believe that there is a substantial market for our services, and we have been investing in growth over the past several years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts. As we have invested in growth, we have had operating losses in each of the last nine years, and expect our operating losses to continue for at least the next year.

On March 11, 2020 the World Health Organization classified the COVID-19 outbreak as a pandemic. In response to changes in the business environment as a result of the pandemic, we implemented actions to maintain our financial health and liquidity. These actions to control cost by reducing our workforce by approximately 17%, renegotiating vendor service contracts, restricting travel, and reducing discretionary expenditures such as consultants. These actions also target improving efficiencies by investing in automation.

While the ultimate impact of the pandemic on our business and financial results remains uncertain, we believe our business will be impacted by the following in the near term:

•	New sales. We expect to experience a slowdown in new sales activity which we expect to negatively impact professional services revenue and platform revenue from new business.
•

Unemployment. We expect the increase in unemployment caused by the pandemic will negatively impact platform revenue by decreasing the rate at which our Benefits Catalog voluntary benefits offerings are purchased. We expect our subscription revenue will be impacted to a lesser extent depending on the level of contractual minimums in our contracts and a delay in when unemployed workers leave our platform. In addition, we expect unemployment to potentially cause a decrease in net benefit eligible lives on our platform in the near term.

•

Participation in Voluntary Benefits. We expect a decrease in the participation of lives on our platform in purchasing voluntary benefits as a result of the economic impacts of the pandemic on income levels across the country.

As a result of the nature of our customer relationships, the stability of our subscription revenue, the cost restructuring actions taken in the second quarter of 2020 and our ongoing investments in automation, we believe we will be able to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expenses, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets, transaction and acquisition-related costs expensed, restructuring costs and costs not core to our business. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

Beginning in the first quarter of 2020, we revised our definition of adjusted EBITDA to also exclude restructuring charges.  This revision to the definition had no material impact on our reported adjusted EBITDA for the three months ended March 31, 2020 or prior periods.

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

	Three Months Ended March 31,
	2020	2019
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(11,136)	$(14,209)
Depreciation	3,796	3,967
Amortization of software development costs	1,519	1,178
Amortization of acquired intangible assets	569	190
Interest income	(426)	(660)
Interest expense	5,891	5,814
Income tax expense	5	6
Stock-based compensation expense	3,677	6,367
Transaction and acquisition-related costs expensed	192	642
Costs not core to our business	-	320
Total net adjustments	15,223	17,824
Adjusted EBITDA	$4,087	$3,615

Net Benefit Eligible Lives

We are focused on driving revenue growth from adding lives to our platform and driving incremental transaction revenue. We believe the number of net benefit eligible lives is a key indicator of our market penetration, growth and future revenue. We believe net benefit eligible lives is highly correlated to our subscription revenue and is the foundation of our transaction revenue opportunity. We define a net benefit eligible life as a person with access to a benefits enrollment subscription under standard contracting or a freelancer with access to benefits enrollment, plus their estimated dependents, as of the measurement date. This definition excludes lives from other subscription-related contracts.

	As of March 31,
	2020	2019
	(in millions)
Net benefit eligible lives	17.5	15.5

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

Our software services revenue retention rate was greater than 90% for the three months ended March 31, 2020 compared to being greater than 95% for the three months ended March 31, 2019. The reduction in the rate was primarily result of the impact on 2020 revenue from the renegotiation of a customer contract. Excluding this customer, our software revenue retention rate exceeds 95% for both periods.  We expect our software revenue retention rate will continue to be negatively impacted for the remainder of 2020 by the effects of this customer contract negotiation along with the impacts of unemployment as a result of COVID-19 pandemic.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Subscription	$45,990	$47,869
Platform	6,005	5,143
Total software services	$51,995	$53,012
Professional services	14,159	15,287
Total revenue	$66,154	$68,299

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

Platform Revenue

Platform revenue is generated from the value of the policies or products enrolled in through our marketplace. Platform revenue from carriers is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions.  Revenue from insurance broker commissions and Benefit Catalog (formerly BenefitsPlace) supplier transactions is recognized at the point when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by estimates for risk from premium collection, policy cancellation and termination.

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

We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars. However, we expect cost of revenue as a percentage of revenue to decline and gross margins to increase primarily from the realization of economies of scale driven by retention of our customer base and increased automation. However, this trend may vary on a quarterly basis.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect to decrease our operating expenses, as a percentage of revenue, if and as we achieve economies of scale and as a result of restructuring actions taken in April 2020.

Sales and marketing expense.   Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. Costs to obtain a contract that are incremental, such as sales commissions, are capitalized and amortized to expense over the estimated period of benefit of the asset, which is generally four to five years. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we hold annually. We expect our sales and marketing expense to decrease, in absolute dollars, in the near term as we achieve the savings expected from the restructuring actions taken in April 2020.

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

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to decrease in absolute terms as a result of the restructuring actions taken in April 2020 which included reducing headcount, renegotiating vendor service contracts, restricting travel, and reducing discretionary expenditures such as consultants.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three months ended March 31, 2020 and 2019.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Except for utilizing the deferment of employer side social security payments, we do not expect the CARES Act to have a material impact on our financial results. We continue to examine the impacts the CARES Act may have on our business.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$66,154	$68,299
Cost of revenue(1)	33,912	32,852
Gross profit	32,242	35,447
Operating expenses:
Sales and marketing(1)	15,630	19,619
Research and development(1)	11,768	13,090
General and administrative(1)	10,515	11,796
Total operating expenses	37,913	44,505
Loss from operations	(5,671)	(9,058)
Other income (expense):
Interest income	426	660
Interest expense	(5,891)	(5,814)
Other income	5	9
Total other expense, net	(5,460)	(5,145)
Loss before income taxes	(11,131)	(14,203)
Income tax expense	5	6
Net loss	$(11,136)	$(14,209)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2020	2019
Cost of revenue	$667	$899
Sales and marketing	880	1,686
Research and development	342	1,192
General and administrative	1,788	2,590

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	51.3	48.1
Gross profit	48.7	51.9
Operating expenses:
Sales and marketing	23.6	28.7
Research and development	17.8	19.2
General and administrative	15.9	17.3
Total operating expenses	57.3	65.2
Loss from operations	(8.6)	(13.3)
Other income (expense):
Interest income	0.6	1.0
Interest expense	(8.9)	(8.5)
Other income	-	-
Total other expense, net	(8.3)	(7.5)
Loss before income taxes	(16.8)	(20.8)
Income tax expense	-	-
Net loss	(16.8)%	(20.8)%

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$45,990	69.5%	$47,869	70.1%	$(1,879)	(3.9)%
Platform	6,005	9.1	5,143	7.5	862	16.8
Total software services	$51,995	78.6%	$53,012	77.6%	$(1,017)	(1.9)%
Professional services	14,159	21.4	15,287	22.4	(1,128)	(7.4)
Total revenue	$66,154	100.0%	$68,299	100.0%	$(2,145)	(3.1)%

Subscription revenue decreased as $3.6 million of increases from the addition of new customers, contractual price increases and volume increases were offset by decreases of $3.5 million from customers that terminated products and services and $3.8 million from the renegotiation of a customer contract.  The remaining increase is primarily attributable to the acquisition of Connecture, Inc. on February 23, 2019, because the 2020 quarter includes a full quarter of revenue related to Connecture products compared to a partial quarter in the comparable period in 2019.

Platform revenue increased from growth in premiums and new products from Benefit Catalog (formerly BenefitsPlace), partially offset by decreases in revenue from broker and supplier commissions primarily as a result of a change in commission rates. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was primarily attributable to a decrease in implementation revenue and customer-specific development.  Other increases from new and existing customers and a full quarter of Connecture-related revenue were offset by decreases from terminations in customer support revenue and other decreases.

Cost of Revenue

	Three Months Ended March 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$33,912	51.3%	$32,852	48.1%	$1,060	3.2%

The increase in cost of revenue in absolute terms was attributable to an increase in salaries and other personnel-related costs of $1.1 million and increased depreciation expense of $0.4 million. The increase in salaries and personnel-related costs is primarily attributable to an increase in headcount to support our customers. The increase in depreciation expense is attributable to higher depreciation expense related to an increase in capitalized software development costs. Cost of revenue increased as a percentage of revenue due to revenue decreasing and increases in salaries and personnel-related costs. Cost of revenue included $0.7 million and $0.9 million of stock-based compensation expense for the three-month periods ended March 31, 2020 and 2019, respectively, and $4.3 million and $3.9 million of depreciation and amortization for the three-month periods ended March 31, 2020 and 2019, respectively.

Gross Profit

	Three Months Ended March 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$33,006	63.5%	$36,364	68.6%	$(3,358)	(9.2)%
Professional services	(764)	(5.4)	(917)	(6.0)	153	(16.7)
Gross profit	$32,242	48.7%	$35,447	51.9%	$(3,205)	(9.0)%

The decrease in software services gross profit was driven by a $1.0 million, or 2%, decrease in software services revenue and an increase in software services cost of revenue of $2.3 million from increases in salary and personnel-related costs and depreciation expense. Software services cost of revenue included $0.4 million and $0.5 million of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively, and $3.5 million and $3.2 million of depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively.

Professional services gross loss was flat as professional services revenue decreased by $1.1 million and cost of revenue decreased by $1.3 million. Professional services cost of revenue included $0.3 million and $0.4 million of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. In addition, professional services cost of revenue included $0.8 million and $0.7 million in depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively.

Operating Expenses

	Three Months Ended March 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$15,630	23.6%	$19,619	28.7%	$(3,989)	(20.3)%
Research and development	11,768	17.8	13,090	19.2	(1,322)	(10.1)
General and administrative	10,515	15.9	11,796	17.3	(1,281)	(10.9)

The decrease in sales and marketing expense was primarily attributable to a $2.7 million decrease in salaries and personnel-related costs and a $1.0 million decrease in the cost of marketing events. The decrease in salaries and personnel-related costs was driven by decreased headcount, lower commissions and bonuses earned as well as a decrease in stock-based compensation of $0.8 million as performance-based awards granted in 2019 were earned at a lower amount that prior year. The cost of marketing events decreased as a result of moving our user conference, OnePlace, to a digital platform in response to the COVID-19 pandemic.

The decrease in research and development expense is primarily attributable to a decrease personnel-related costs. In particular stock-based compensation decreased as performance-based awards granted in 2019 were not attained.  Also, personnel-related cost capitalized for software development increased.

The decrease in general and administrative expense was primarily attributable to a $1.0 million decrease in professional fees as well as a $0.3 million decrease salaries and personnel-related costs. The decrease in professional fees is attributable to acquisition-related services, management consulting fees and fees associated with the adoption of the leases standard and internal control testing that were incurred in 2019 and did not recur in 2020. The decrease in salaries and personnel-related cost was primarily attributable to decrease in stock-based compensation as performance-based awards granted in 2019 were earned at a lower amount than prior year. This decrease was partially offset by increases in salaries and wages due to an increase in the number of associates over the prior year.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2020 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for current expected credit loss accounting, which changed in connection with the adoption of ASC 326 on January 1, 2020 and is described elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2020, our primary sources of liquidity were our cash and cash equivalents totaling $114.7 million, $33.5 million in accounts receivables, net of allowances, and the $40 million unused portion of our revolving line of credit.

We entered into a new revolving line of credit agreement with Silicon Valley Bank on March 3, 2020. This agreement replaces our previous agreement with Silicon Valley Bank which expired on February 20, 2020. The new three-year agreement has a borrowing limit of $50 million, with the ability for us to increase it up to $100 million.  We are bound by customary representations and warranties and restrictive covenants in connection with the revolving line of credit, including financial covenants related to quick ratio and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our personal property assets, including intellectual property and the equity of our subsidiaries.  The terms of our revolving line of credit are described in Note 7 of the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our cash flows from operations has improved in recent years and was positive for the year ended December 31, 2018.  However, cash flows from operations may fluctuate between positive and negative due to the timing of payments and collections of cash on both a quarterly and annual basis.

On April 28, 2020, we announced a restructuring plan to contain costs and further strengthen our liquidity profile in response to the impact of the COVID-19 pandemic. This restructuring plan resulted in a reduction in our U.S. workforce of approximately 17% to be implemented in the second quarter of 2020. We estimate this restructuring will result in charges of $5 to $7 million and cash expenditure of $5 million from one-time severance charges, acceleration of unvested equity grants, continuation of health benefits and outplacement services.

Based on our current level of operations and restructured costs, we believe our future cash flows from operating activities and existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months.

Going forward, we may access capital markets to raise additional equity or debt financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing on favorable terms or at all.

Commitments

On March 13, 2020, we executed an amendment to our three leases for office space on our headquarters campus. Pursuant to this amendment, we paid the lessor, a related party, approximately $4.0 million for future rent due in the first half of 2021, representing an approximately 17% discount on rent due for those periods. The respective right-of-use assets and financing lease liabilities were adjusted to reflect the effect of the payment.

In February 2020, we entered into a financing lease arrangement for servers and networking equipment used in operations. Total payments under the agreement are $3.7 million, including the first annual payment of $0.8 million and two annual payments of approximately $1.5 million. In connection with this lease, we recorded financing ROU assets and financing lease liabilities of $3.6 million.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This ASU is effective for interim and annual reporting periods starting January 1, 2021. Early adoption is permitted. We are currently evaluating the potential effects of this guidance on our consolidated financial statements.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At March 31, 2020, we had borrowings under the revolving line of credit of $10.0 million. As a result, each change of one percentage point in interest rates would result in an approximate $0.1 million change in our annual interest expense on our outstanding borrowings at March 31, 2020. Any debt we incur in the future may also bear interest at variable rates

ITEM 4. CONTROLS AND PROCEDURES.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2020 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2020.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended December 31, 2019, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended December 31, 2019.

The COVID-19 pandemic could have an adverse impact on our business and the duration and extent to which the pandemic will impact our future financial performance remains uncertain.

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, which has resulted in authorities implementing numerous measures to contain the virus,  including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Since then, the COVID-19 pandemic has rapidly spread across the globe, and more importantly for our business across the United States, resulting in significant financial volatility, uncertainty, and economic disruption.

The COVID-19 pandemic could have adverse impact on our business and future financial performance.  In response, we have taken several measures to contain costs and preserve our liquidity profile, including, among other things, implementing our previously reported restructuring plan and executive compensation and Board of Director compensation reductions. We have also taken precautionary measures to help ensure the safety and well-being of our employees and customers, including implementing a mandatory work-from-home policy, and establishing a COVID-19 Resource Center for our customers and funds to help support our own at-risk employees and their families.

The ultimate impact of the COVID-19 pandemic on our business and financial results remains uncertain and depends on future developments, including, among other things, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, how quickly and to what extent normal economic and operating conditions can resume, the impact of the pandemic on our employees, including key personnel, the impact of business disruptions on our customers and the resulting impact on their demand for our products and services, layoffs by our employer customers, our customers’ ability to pay for our products and services, and our ability to provide services to individuals. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that might occur.  If we are unable to successfully respond to and manage the ultimate impact of the COVID-19 pandemic, and the resulting responses to it, our business, financial condition, and results of operation could continue to be adversely impacted.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program

Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2020, and the number of shares remaining authorized for repurchase by the Company (in thousands, except share and per share data):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 - 31, 2020	–	$–	–	$–
February 1 - 29, 2020	–	–	–	–
March 1 - 31, 2020(1)	1,070,665	8.76	1,070,665	10,617
Total	1,070,665	$8.76	1,070,665	$10,617

________________

(1)Stock repurchase program announced March 3, 2020 for the potential repurchase of up to $20,000 of the Company’s outstanding common stock. The program has no time limit may be suspended for periods or discontinued at any time by the Board of Directors.

Item 6.  EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.16.4

Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.*

		__	__	__	Filed herewith
10.16.6

Sixth Amendment Agreement, dated as of April 26, 2017, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.*

		__	__	__	Filed herewith
10.16.7

Seventh Amendment Agreement, dated as

of March 29, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.*

		__	__	__	Filed herewith
10.16.8

Eighth Amendment Agreement, dated as of December 19, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.*

		__	__	__	Filed herewith
10.26

Senior Secured Revolving Credit Facility, dated as of March 3, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc.,

BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.

		__	__	__	Filed herewith
10.27

Guarantee and Collateral Agreement, dated as of March 3, 2020, made by Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.

		__	__	__	Filed herewith
10.28	Employment Agreement, dated January 1, 2020, by and between Benefitfocus.com, Inc. and Annmarie Fini. #	__	__	__	Filed herewith

10.29	Amendment to Leases between Daniel Island Executive Center, LLC, DIEC II, LLC and Benefitfocus.com, Inc., dated as of March 13, 2020.	8-K		10.26	March 19, 2020

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith
32.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	XBRL Instance Document.	__	__	__	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

*	Confidential treatment for this exhibit expired on March 16, 2020. Therefore, this exhibit is being re-filed in its entirety.
#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020

Benefitfocus, Inc.

By:	/s/ Stephen M. Swad
Stephen M. Swad
Chief Financial Officer
(Principal financial and accounting officer)