Form 10-Q
period 2020-06-30
Benefitfocus, Inc.
filed 2020-08-06
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 4, 2020, there were approximately 32,260,650 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$183,496	$130,976
Accounts receivable, net	29,872	33,754
Contract, prepaid and other current assets	17,851	21,523
Total current assets	231,219	186,253
Property and equipment, net	31,430	28,669
Financing lease right-of-use assets	73,372	78,520
Operating lease right-of-use assets	1,529	1,715
Intangible assets, net	11,530	12,667
Goodwill	12,857	12,857
Deferred contract costs and other non-current assets	10,263	11,002
Total assets	$372,200	$331,683
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,648	$9,563
Accrued expenses	6,526	10,526
Accrued compensation and benefits	11,107	15,246
Deferred revenue, current portion	31,020	33,429
Lease liabilities and financing obligations, current portion	6,536	6,871
Total current liabilities	61,837	75,635
Deferred revenue, net of current portion	4,638	5,079
Convertible senior notes	193,843	187,949
Lease liabilities and financing obligations, net current portion	82,294	88,572
Other non-current liabilities	2,000	92
Total liabilities	344,612	357,327
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively, liquidation preference $45 per share as of June 30, 2020	79,193	–
Stockholders' deficit:
Common stock, par value $0.001, 50,000,000 shares authorized, 32,175,444 and 32,788,980 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	32	33
Additional paid-in capital	423,122	426,025
Accumulated deficit	(474,759)	(451,702)
Total stockholders' deficit	(51,605)	(25,644)
Total liabilities and stockholders' deficit	$372,200	$331,683

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$62,174	$68,579	$128,328	$136,878
Cost of revenue	30,397	32,802	64,309	65,654
Gross profit	31,777	35,777	64,019	71,224
Operating expenses:
Sales and marketing	11,828	19,318	27,458	38,937
Research and development	11,045	14,461	22,813	27,551
General and administrative	9,381	11,785	19,896	23,581
Restructuring costs	5,616	–	5,616	–
Total operating expenses	37,870	45,564	75,783	90,069
Loss from operations	(6,093)	(9,787)	(11,764)	(18,845)
Other income (expense):
Interest income	97	762	523	1,422
Interest expense	(5,862)	(5,837)	(11,753)	(11,651)
Other income (expense)	2	(73)	7	(64)
Total other expense, net	(5,763)	(5,148)	(11,223)	(10,293)
Loss before income taxes	(11,856)	(14,935)	(22,987)	(29,138)
Income tax expense	6	3	11	9
Net loss	(11,862)	(14,938)	(22,998)	(29,147)
Preferred dividends	(462)	–	(462)	–
Net loss available to common stockholders	$(12,324)	$(14,938)	$(23,460)	$(29,147)
Comprehensive loss	$(12,324)	$(14,938)	$(23,460)	$(29,147)
Net loss per common share:
Basic and diluted	$(0.38)	$(0.46)	$(0.73)	$(0.90)
Weighted-average common shares outstanding:
Basic and diluted	32,058,387	32,613,718	32,348,673	32,336,864

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)
Cumulative effect adjustment from adoption of credit standard	–	–	–	(59)	(59)
Exercise of stock options	13,584	–	73	–	73
Issuance of common stock upon vesting of restricted stock units	43,315	–	–	–	–
Stock-based compensation expense	–	–	3,677	–	3,677
Common stock repurchased	(1,070,665)	(1)	(9,382)	–	(9,383)
Net loss	–	–	–	(11,136)	(11,136)
Balance, March 31, 2020	31,775,214	$32	$420,393	$(462,897)	$(42,472)
Exercise of stock options	10,685	–	69	–	69
Issuance of common stock upon vesting of restricted stock units	416,848	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	8,205	–	83	–	83
Stock-based compensation expense	–	–	3,323	–	3,323
Common stock repurchased	(35,508)	–	(284)	–	(284)
Preferred dividends	–	–	(462)	–	(462)
Net loss	–		–	(11,862)	(11,862)
Balance, June 30, 2020	32,175,444	$32	$423,122	$(474,759)	$(51,605)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of lease standard	–	–	–	7,687	7,687
Exercise of stock options	18,600	–	89	–	89
Issuance of common stock upon vesting of restricted stock units	34,255	–	–	–	–
Stock-based compensation expense	–	–	6,253	–	6,253
Net loss	–	–	–	(14,209)	(14,209)
Balance, March 31, 2019	32,070,628	$32	$409,973	$(420,395)	$(10,390)
Exercise of stock options	6,200	–	45	–	45
Issuance of common stock upon vesting of restricted stock units	565,878	1	–	–	1
Stock-based compensation expense	–	–	6,203	–	6,203
Net loss	–	–	–	(14,938)	(14,938)
Balance, June 30, 2019	32,642,706	$33	$416,221	$(435,333)	$(19,079)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(22,998)	$(29,147)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	12,105	10,949
Stock-based compensation expense	7,000	10,086
Accretion of interest on convertible senior notes	5,894	5,541
Interest accrual on finance lease liabilities	44	–
Rent expense (less than) in excess of payments	(16)	3
Provision for doubtful accounts	111	265
Changes in operating assets and liabilities:
Accounts receivable, net	3,711	(10,671)
Contract, prepaid and other current assets	3,672	(476)
Deferred costs and other non-current assets	740	2,851
Accounts payable and accrued expenses	(7,318)	(4,085)
Accrued compensation and benefits	(4,139)	273
Deferred revenue	(2,850)	(6,004)
Other non-current liabilities	1,910	(46)
Net cash and cash equivalents used in operating activities	(2,134)	(20,461)
Cash flows from investing activities
Business combination, net of cash acquired	–	(20,914)
Purchases of property and equipment	(7,075)	(7,401)
Net cash and cash equivalents used in investing activities	(7,075)	(28,315)
Cash flows from financing activities
Draws on revolving line of credit	10,000	–
Payments on revolving line of credit	(10,000)	–
Payments of debt issuance costs	(154)	(357)
Proceeds from issuance of preferred stock, net of issuance costs	79,840	–
Payments of preferred dividends	(462)	–
Repurchase of common stock	(9,667)	–
Proceeds from exercises of stock options and ESPP	225	134
Payments on financing obligations	(416)	(841)
Payments of principal on finance lease liabilities	(7,637)	(2,699)
Net cash and cash equivalents provided by (used in) financing activities	61,729	(3,763)
Net increase (decrease) in cash and cash equivalents	52,520	(52,539)
Cash and cash equivalents, beginning of period	130,976	190,928
Cash and cash equivalents, end of period	$183,496	$138,389

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$37	$437

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

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

Restructuring Costs

On April 28, 2020, the Company announced a restructuring plan to contain costs and further strengthen its liquidity profile in response to the impact of the COVID-19 pandemic. This plan resulted in a reduction in the Company’s U.S. workforce of approximately 17%. The Company recorded restructuring costs of $5,616 in the second quarter of 2020 from one-time severance charges, continuation of health benefits and outplacement services. Restructuring costs are presented separately in operating expenses in the unaudited consolidated statements of operations and comprehensive loss. The plan was implemented and completed in the second quarter of 2020.

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

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of June 30, 2020	As of December 31, 2019
Costs to obtain contracts	$5,749	$6,676
Costs to fulfill contracts	$3,400	$3,112

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization of deferred contract costs	2020	2019	2020	2019
Costs to obtain contracts included in sales and marketing expense	$831	$870	$1,712	$1,917
Costs to fulfill contracts included in cost of revenue	$307	$802	$682	$1,604

Concentrations of Credit Risk

 The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The bank deposits of the Company might at times, exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash and cash equivalents to date.

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  No customer exceeded 10% of accounts receivable as of June 30, 2020. Accounts receivable from one customer represented approximately 11% of the total accounts receivable as of December 31, 2019. No customer exceeded 10% of total revenue in any of the three and six-month periods ended June 30, 2020 and 2019.

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

The following tables present information about capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized software development costs	2020	2019	2020	2019
Capitalized	$3,100	$2,620	$6,572	$4,683
Amortized	$1,727	$1,319	$3,246	$2,497

Capitalized software development costs	As of June 30, 2020	As of December 31, 2019
Net book value	$17,785	$14,459

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

Fair Value Measurement

On January 1, 2020 the Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU modifies the disclosure requirements required for fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU No. 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This ASU is effective for the Company for the interim and annual reporting periods starting January 1, 2021. Early adoption is permitted. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2020	2019	2020	2019
Restricted stock units	2,930,636	2,139,570	2,930,636	2,139,570
Stock options	151,178	208,447	151,178	208,447
Convertible senior notes	4,513,824	4,513,824	4,513,824	4,513,824
Conversion of preferred stock	5,333,334	-	5,333,334	-
Employee Stock Purchase Plan	-	6,650	-	6,650
Total anti-dilutive common share equivalents	12,928,972	6,868,491	12,928,972	6,868,491

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(11,862)	$(14,938)	$(22,998)	$(29,147)
Preferred dividends	(462)	-	(462)	-
Net loss attributable to common stockholders	$(12,324)	$(14,938)	$(23,460)	$(29,147)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,058,387	32,613,718	32,348,673	32,336,864
Net loss per common share, basic and diluted	$(0.38)	$(0.46)	$(0.73)	$(0.90)

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

	June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$177,798	$—	$—	$177,798
Total assets	$177,798	$—	$—	$177,798

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$124,503	$—	$—	$124,503
Total assets	$124,503	$—	$—	$124,503

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Accounts Receivable, net

Accounts receivable, net include:

	As of June 30, 2020	As of December 31, 2019
Accounts receivable	$33,875	$36,669
Less: Allowance for doubtful accounts	(298)	(155)
Less: Allowance for returns	(3,705)	(2,760)
Total accounts receivable, net	$29,872	$33,754

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

Allowance for doubtful accounts	Six Months Ended June 30, 2020
Beginning of period	$155
Provision for credit losses (including effect of adoption)	187
Write-offs and recoveries	(44)
End of period	$298

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

As of June 30, 2020, the Notes were not convertible.

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

The Notes consist of the following as of:

	As of
	June 30, 2020	December 31, 2019
Liability component:
Principal	$240,000	$240,000
Less: Debt discount, net of amortization	(46,157)	(52,051)
Net carrying amount	$193,843	$187,949
Equity component (a)	56,950	56,950
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,
	2020	2019
1.25% coupon	$750	$742
Amortization of debt discount and transaction costs	2,970	2,792
	$3,720	$3,534

As of June 30, 2020, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$184,800	$193,843	$207,600	$187,949

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

Based on the closing price of our common stock of $10.76 on June 30, 2020, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

7. Revolving Line of Credit

The Company entered into a new credit facility with Silicon Valley Bank providing for a revolving line of credit agreement on March 3, 2020. This agreement replaced the Company’s previous agreement with Silicon Valley Bank, which expired on February 20, 2020. The three-year agreement has a borrowing limit of $50,000, with the ability for the Company to increase it to up to $100,000. Interest is payable monthly. Advances under the  agreement bear interest at (a) the higher of (i) the prime rate as published in the Wall Street Journal or (ii) the federal funds effective rate plus 0.50%, plus (b) an applicable margin ranging from (0.50%) to 0.50% based on the Company’s Average Daily Usage (“ADU”) of the credit facility in the preceding month. The Company also is charged for amounts unused under this arrangement at a rate ranging from 0.00% to 0.40% based on the Company’s ADU in the preceding month. Any outstanding principal is due at the end of the term.

The obligations of the Company under the new credit facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of the personal property assets of the Company and its subsidiaries pursuant to the terms of a Guarantee and Collateral Agreement, dated March 3, 2020 and the other security documents.

The new credit facility requires the Company to maintain a Consolidated Adjusted Quick Ratio (“AQR”) of (i) Consolidated Quick Assets to (ii) Consolidated Current Liabilities minus the current portion of Deferred Revenue of at least 1.25 to 1.00 as of the last day of any fiscal quarter, and, if the AQR is less than 2.00 to 1.00, a Minimum Consolidated EBITDA of at least $1.00 for any such fiscal quarter calculated on a trailing 12 month basis. The Company has also agreed to fiscal year dollar limits on its capital expenditures. If an event of default occurs, the lender would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

As of June 30, 2020 there were no amounts outstanding under the Company’s revolving line of credit. The amount available to borrow was $50,000 and the interest rate was 2.75% as of June 30, 2020. In March 2020, the Company borrowed $10,000 under its line of credit for general operating purposes. In June 2020, the Company repaid $10,000 of the amount outstanding under its line of credit.

8. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Six Months Ended June 30, 2020
Financing cash flows from finance leases	$7,637
Operating cash flows from finance leases	$4,105
Operating cash flows from operating leases	$313
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$3,593
Operating lease liabilities	$-

As of June 30, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

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

9. Redeemable Preferred Stock

On June 4, 2020, the Company issued and sold 1,777,778 shares of its newly created series of preferred stock, par value of $0.001 per share, designated as “Series A Convertible Preferred Stock” (the “Preferred Stock”) to BuildGroup LLC at purchase price of $45 per share, resulting in total gross proceeds for the Company of approximately $80,000.  A member of the Company’s Board of Directors is the Chief Executive Officer of the BuildGroup LLC (the “Buyer”).

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. The Company paid the June 30, 2020 dividend on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

Each holder of the Preferred Stock has the right, at its option, to convert its shares of the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of the common stock, at any time and from time to time. The number of shares of the common stock into which a share of the Preferred Stock will convert at any time is equal to the quotient obtained by dividing its stated value then in effect plus any accumulated and unpaid Regular Dividends by its conversion price of $15.00. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. At closing, before payment of any dividends in kind, the 1,777,778 shares of the Preferred Stock were convertible into 5,333,334 shares of common stock.

The Company may, at its option, redeem the outstanding shares of the Preferred Stock following the fourth anniversary of its issuance. Redemption by the Company is subject to certain liquidity conditions as well conditions connected with the trading price of its common stock. Upon redemption by the Company, the Company will pay the holder of the Preferred Stock 105% of the initial stated value of such share plus any increase in the stated value from the initial stated value plus accumulated and unpaid Regular Dividends. If the Company undergoes a change of control as defined in the purchase agreement, the Company must redeem all of the then-outstanding shares of the Preferred Stock for cash consideration equal to the greater of the amount due for redemption as described above and the amount such holder of shares of the Preferred Stock would have received in respect of the number of shares of the Common Stock that would be issuable upon conversion of such share of the Series A Preferred Stock.

Unless and until approval of the Company’s stockholders is obtained as contemplated by the NASDAQ listing rules, no holder of the Preferred Stock may convert shares of the Preferred Stock into shares of common stock if and to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of the then-outstanding shares of the common stock.

As long as not less than 60% of the shares of the Preferred Stock originally issued remain outstanding, the holders of a majority of the then-outstanding shares of the Preferred Stock, voting together as a single class, have the right at any election of directors to elect two directors if the Board consists of nine or fewer directors or three directors if the Board consists of 10. At any time, such elected  director(s) may be removed with or without cause only by the affirmative vote or written consent of a majority of the holders of the Preferred Stock entitled to elect such director.

Holders of the Preferred Stock generally are entitled to vote with the holders of the shares of the common stock on all matters submitted for a vote of holders of shares of the common stock (voting together with the holders of shares of the common stock as one class) on an as-converted basis, subject to a limitation of ownership of 19.9% of common stock. Additionally, certain matters require the approval of the holders of a majority of the outstanding shares of the Preferred Stock, voting as a separate class.

The Buyer is subject to limitations while it holds at least 10% of the Preferred Stock originally purchased. Furthermore, until the earliest of May 30, 2024 and receipt of a notice of redemption, the Buyer cannot sell, transfer or otherwise dispose of the shares of the Preferred Stock or the underlying shares of the common stock, subject to limited exceptions that include exceptions in the case of transfers to certain permitted transferees.

For so long as the Buyer and its affiliates collectively hold at least 60% of the shares of the Preferred Stock originally purchased by it or the common stock issuable upon conversion thereof, the Company will pay the Buyer a fee of $400 for the first year following closing and $200 per year thereafter. These management and oversight fees are expensed over the period incurred.

The Company incurred $807 in issuance costs related to the sale of the Preferred Stock, including $150 of reimbursement to the Buyer for reasonable fees and out-of-pocket expenses incurred by the Buyer in connection with the transaction. The issuance costs were netted against the proceeds from this transaction.

10. Stock-based Compensation

Restricted Stock Units

During the six months ended June 30, 2020, the Company granted 1,277,455 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $13,441. These RSUs generally vest in equal annual installments over various periods ranging from three to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is approximately 3.13 years from the date of grant.

The Company granted 787,050 performance RSUs with an aggregate grant date fair value of $8,044 during the six months ended June 30, 2020. The aggregate grant date fair value of the performance RSUs assuming target achievement was $6,216. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2020, and vesting will then occur in equal annual installments over one- and three-year periods from the grant date.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 2.36 years from the date of grant, respectively.

11. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At June 30, 2020, the Company had reserved a total of 12,805,160 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	151,178
Restricted stock units	2,930,636
Available for future issuance under stock award plans	4,286,512
Available for future issuance under ESPP	103,500
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	12,805,160

Under its stock repurchase program, the Company purchased 1,106,173 shares of its outstanding common stock, for an aggregate of $9,667 during the six months ended June 30, 2020. All of these shares have been canceled and returned to its pool of authorized shares to be used for general purposes.

12. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service line:
Subscription	$43,780	$47,693	$89,770	$95,562
Platform	6,128	5,405	12,133	10,548
Total software services	$49,908	$53,098	$101,903	$106,110
Professional services	12,266	15,481	26,425	30,768
Total	$62,174	$68,579	$128,328	$136,878

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Six Months Ended June 30, 2020
Contract assets	$16,685	$9,704
Contract liabilities:
Deferred revenue	$38,508	$35,658

Six Months Ended June 30, 2019
Contract assets	$12,798	$10,134
Contract liabilities:
Deferred revenue	$45,863	$46,550

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.  Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the six months ended June 30, 2020 and 2019.

There were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three and six months ended June 30, 2020 that was included in the deferred revenue balance at the beginning of the period was $14,187 and $25,395, respectively.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods $1,260 and $1,920 during the three and six months ended June 30, 2020, respectively

Performance Obligations

As of June 30, 2020, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $170,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

13. Income Taxes

The Company’s effective federal tax rate for the six months ended June 30, 2020 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

14. Segments and Geographic Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

15. Related Parties

Series A Preferred Stock

As described in Note 9, the Company sold 1,777,778 shares of Preferred Stock to an entity whose Chief Executive Officer is a member of the Company’s Board of Directors. In connection with this transaction, the Company reimbursed the buyer $150 for fees incurred in closing the sale of Preferred Stock in June 2020.  Additionally, the Company paid dividends of $462 to the buyer for three and six months ended June 30, 2020.  The significant terms of the Preferred Stock are described in Note 9.

Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease right-of-use assets and lease liabilities on the Consolidated Balance Sheet as of June 30, 2020. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,573 and $2,498 for the three months ended June 30, 2020 and 2019, respectively and $9,931 and $5,829 for the six months ended June 30, 2020 and 2019, respectively. Other amounts due to these related parties were $418 and $791 as of June 30, 2020 and December 31, 2019, respectively, and were recorded in “Accrued expenses”. Payments made for the six months ended June 30, 2020 include amounts paid in connection with the amendment of these leases discussed in Note 8.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $7 and $36 for the three months ended June 30, 2020 and 2019, respectively and $127 and $155 for the six months ended June 30, 2020 and 2019, respectively. There were no amounts due to these companies as of June 30, 2020 and December 31, 2019.

The Company purchased software and services from a company affiliated with a Company director. Payments related to this agreement were $25 and $23 for the three months ended June 30, 2020 and 2019, respectively and $51 and $58 for the six months ended June 30, 2020 and 2019, respectively. Amounts due to this company were $26 as of June 30, 2020. There were no amounts due to this company as of December 31, 2019.

16. Subsequent Events

Restricted Stock Units

During July and August 2020, the Company granted 28,627 RSUs with an aggregate grant date fair value of $321. These RSUs generally vest in equal annual installments over various periods ranging from one to four years from the grant date. The weighted-average vesting period for these RSUs is approximately 1.59 years from the date of grant.

Common Stock

During July and August 2020, employees exercised stock options and RSUs vested resulting in the issuance of 85,206 shares.

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

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 70% of our total revenue during each of the three- and six-month periods ended June 30, 2020 and 2019.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured produces is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 10% and 8% of our total revenue during the three-month period ended June 30, 2020 and 2019, respectively, and approximately 10% and 8% of our total revenue during the six-month period ended June 30, 2020 and 2019, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 20% and 23% of our total revenue during the three-month period ended June 30, 2020 and 2019, respectively, and approximately 21% and 23% of our total revenue during the six-month period ended June 30, 2020 and 2019, respectively.

Expanding our customer base is a key element of our growth strategy. We believe that our continued innovation and new solutions, including artificial intelligence-enabled tools and Benefit Catalog, which extend the functionality of our mobile offerings, provide more robust data analytics capabilities, and enhance our ability to quickly respond to evolving market needs with innovative capabilities, will help us attract additional net benefit eligible lives to our platform through new employer customers, partners, and brokers, and increase our revenue from existing customers and relationships.

We believe that there is a substantial market for our services, and we have been investing in growth over the past several years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts. As we have invested in growth, we have had GAAP operating losses in each of the last nine years, and expect our GAAP operating losses to continue for at least the next year.

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. In response to the pandemic, we implemented cost management actions in the second quarter of 2020 to maintain our financial health and liquidity through these economic uncertain times. These include actions to reduce our workforce by approximately 17%, renegotiating vendor service contracts and reducing discretionary expenditures such as travel and professional services. These actions also include investing in accelerating automation efforts to gain efficiencies.

As a result of shelter-in-place restrictions that were effective during the second quarter of 2020, we experienced delays in completing selling. We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy. Therefore, we do not consider COVID-19 to have been a triggering event to accelerate our annual impairments tests.

We evaluated our goodwill and indefinite-lived intangible assets and determined there were no interim triggering events as it was not more likely than not that the fair value of our reporting units would be less than their respective carrying amounts. Additionally, we evaluated our long-lived assets, including our property, plant and equipment, lease right-of-use assets and other intangible assets, noting no indicators of impairment.

The impact that COVID-19 will have on our consolidated financial statements throughout 2020 remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

While the ultimate impact of the pandemic on our business and financial results remains uncertain, we believe our business could be impacted by the following in the near term, among other things:

•	New sales. We expect to experience longer sales cycles and a slowdown in new sales activity which we expect to negatively impact professional services revenue and platform revenue from new business.
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

As a result of the nature of our customer relationships, the stability of our subscription revenue, the cost restructuring actions taken in the second quarter of 2020 and our ongoing investments in automation, we believe we will be able to increase cash flows from operations and achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(11,862)	$(14,938)	$(22,998)	$(29,147)
Depreciation	3,926	3,690	7,722	7,657
Amortization of software development costs	1,727	1,319	3,246	2,497
Amortization of acquired intangible assets	568	605	1,137	795
Interest income	(97)	(762)	(523)	(1,422)
Interest expense	5,862	5,837	11,753	11,651
Income tax expense	6	3	11	9
Stock-based compensation expense	3,323	3,719	7,000	10,086
Transaction and acquisition-related costs expensed	215	360	407	1,002
Restructuring costs	5,616	-	5,616	-
Costs not core to our business	-	266	-	586
Total net adjustments	21,146	15,037	36,369	32,861
Adjusted EBITDA	$9,284	$99	$13,371	$3,714

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

	As of June 30,
	2020	2019
	(in millions)
Net benefit eligible lives	17.5	16.5

During second quarter 2020, our net benefit eligible lives experienced a decline in carrier lives as a result of economic impacts from the COVID-19 pandemic on the small business segment that our carrier customers serve. This decrease was offset by an increase in our freelancer net benefit eligible lives, resulting in our net benefit eligible lives remaining flat at 17.5 million sequentially from first quarter 2020 to second quarter 2020.

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

Our software services revenue retention rate was greater than 90% for the three and six months ended June 30, 2020 compared to being greater than 95% for the three and six months ended June 30, 2019. The reduction in the rate was primarily result of the impact on 2020 revenue from the renegotiation of a customer contract. Excluding this customer, our software revenue retention rate exceeds 95% for both periods. We expect our software revenue retention rate will continue to be negatively impacted for the remainder of 2020 by the effects of this customer contract negotiation along with the potential impacts of unemployment as a result of COVID-19 pandemic.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subscription	$43,780	$47,693	$89,770	$95,562
Platform	6,128	5,405	12,133	10,548
Total software services	$49,908	$53,098	$101,903	$106,110
Professional services	12,266	15,481	26,425	30,768
Total revenue	$62,174	$68,579	$128,328	$136,878

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

We expense cost of revenue associated with fulfilling performance obligations as we incur the costs. Costs that relate directly to a customer contract that are not related to satisfying a performance obligation are capitalized and amortized to cost of revenue expense over the estimated period of benefit of the contract asset, which is generally five years.

Subscription and platform revenue are both generated from our platform and result from the same set of assets and activities. As such, we are not able to meaningfully separate and assign costs of revenue to subscription and platform revenue separately.

We expect cost of revenue as a percentage of revenue to decline and gross margins to increase as we realize the full impact of our restructuring activities and increased automation. However, this trend may vary on a quarterly basis.

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

Sales and marketing expense.   Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation and commissions, for our sales and marketing associates. Costs to obtain a contract that are incremental, such as sales commissions, are capitalized and amortized to expense over the estimated period of benefit of the asset, which is generally four to five years. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we hold annually. We expect our sales and marketing expense to decrease, in absolute dollars, in the near term as we achieve the savings expected from the restructuring actions taken in April 2020.

Research and development expense.   Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, for our research and development associates. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel, and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position.

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to decrease in absolute terms as a result of the restructuring actions taken in April 2020, which included reducing headcount, renegotiating vendor service contracts, restricting travel, and reducing discretionary expenditures such as consultants.

Restructuring costs.  Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services. As discussed above in “Overview,” in the quarter ended June 30, 2020, we reduced our work force by approximately 17%.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and six months ended June 30, 2020 and 2019.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Except for utilizing the deferment of employer social security payments, we do not expect the CARES Act to have a material impact on our financial results. We continue to examine the impacts the CARES Act may have on our business.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$62,174	$68,579	$128,328	$136,878
Cost of revenue(1)	30,397	32,802	64,309	65,654
Gross profit	31,777	35,777	64,019	71,224
Operating expenses:
Sales and marketing(1)	11,828	19,318	27,458	38,937
Research and development(1)	11,045	14,461	22,813	27,551
General and administrative(1)	9,381	11,785	19,896	23,581
Restructuring costs(1)	5,616	–	5,616	–
Total operating expenses	37,870	45,564	75,783	90,069
Loss from operations	(6,093)	(9,787)	(11,764)	(18,845)
Other income (expense):
Interest income	97	762	523	1,422
Interest expense	(5,862)	(5,837)	(11,753)	(11,651)
Other income (expense)	2	(73)	7	(64)
Total other expense, net	(5,763)	(5,148)	(11,223)	(10,293)
Loss before income taxes	(11,856)	(14,935)	(22,987)	(29,138)
Income tax expense	6	3	11	9
Net loss	$(11,862)	$(14,938)	$(22,998)	$(29,147)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$633	$691	$1,300	$1,590
Sales and marketing	594	(12)	1,474	1,674
Research and development	590	718	932	1,910
General and administrative	1,506	2,322	3,294	4,912
Restructuring costs	-	-	-	-

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.9	47.8	50.1	48.0
Gross profit	51.1	52.2	49.9	52.0
Operating expenses:
Sales and marketing	19.0	28.2	21.4	28.4
Research and development	17.8	21.1	17.8	20.1
General and administrative	15.1	17.2	15.5	17.2
Restructuring costs	9.0	-	4.4	-
Total operating expenses	60.9	66.4	59.1	65.8
Loss from operations	(9.8)	(14.3)	(9.2)	(13.8)
Other income (expense):
Interest income	0.2	1.1	0.4	1.0
Interest expense	(9.4)	(8.5)	(9.2)	(8.5)
Other income (expense)	-	(0.1)	-	-
Total other expense, net	(9.3)	(7.5)	(8.7)	(7.5)
Loss before income taxes	(19.1)	(21.8)	(17.9)	(21.3)
Income tax expense	-	-	-	-
Net loss	(19.1)%	(21.8)%	(17.9)%	(21.3)%

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$43,780	70.4%	$47,693	69.5%	$(3,913)	(8.2)%
Platform	6,128	9.9	5,405	7.9	723	13.4
Total software services	$49,908	80.3%	$53,098	77.4%	$(3,190)	(6.0)%
Professional services	12,266	19.7	15,481	22.6	(3,215)	(20.8)
Total revenue	$62,174	100.0%	$68,579	100.0%	$(6,405)	(9.3)%

Subscription revenue decreased as $3.9 million as increases from the addition of new customers, contractual price increases and volume increases were offset by decreases of $4.0 million from customers that terminated products and services, and $3.6 million from the renegotiation of a customer contract.

Platform revenue increased from growth in premiums and new products from Benefit Catalog (formerly BenefitsPlace), partially offset by decreases in revenue from broker and supplier commissions, primarily as a result of a change in commission rates. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was primarily attributable to a decrease in implementation revenue, lower demand for customer-specific development and customer terminations. These decreases more than offset increases from new and existing customers.

We expect total revenue to continue to be less in 2020 compared to 2019 primarily due to the impact of the renegotiation of a customer contract.

Cost of Revenue

	Three Months Ended June 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$30,397	48.9%	$32,802	47.8%	$(2,405)	(7.3)%

The decrease in cost of revenue in absolute terms was attributable to a decreases in salaries and other personnel-related costs of $1.6 million, costs related to external development and engineering consulting of $1.2 million, and travel-related expenses of $0.4 million. These decreases result from our actions taken during the period in response to the COVID-19 pandemic to maintain financial health and liquidity discussed in above in “Overview”. These decreases were partially offset by increased depreciation expense of $0.4 million attributable to higher depreciation expense related to an increase in capitalized software development costs. Cost of revenue increased as a percentage of revenue due to revenue decreasing. Cost of revenue included $0.6 million and $0.7 million of stock-based compensation expense for the three-month periods ended June 30, 2020 and 2019, respectively, and $4.6 million and $4.0 million of depreciation and amortization for the three-month periods ended June 30, 2020 and 2019, respectively.

Gross Profit

	Three Months Ended June 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$30,930	62.0%	$37,086	69.8%	$(6,156)	(16.6)%
Professional services	847	6.9	(1,309)	(8.5)	2,156	(164.7)
Gross profit	$31,777	51.1%	$35,777	52.2%	$(4,000)	(11.2)%

The decrease in software services gross profit was driven by a $3.2 million, or 6%, decrease in software services revenue and an increase in software services cost of revenue of $3.0 million from increases in salary and personnel-related costs and depreciation expense. The increase in software services cost of revenue was primarily attributable to increased investment to support our ongoing customers. The increase in depreciation expense was primarily attributable to an increase in amortization of capitalized internally developed software. Software services cost of revenue included $0.4 million and $0.3 million of stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively, and $3.8 million and $3.2 million of depreciation and amortization for the three months ended June 30, 2020 and 2019, respectively.

Professional services gross profit increased as professional services revenue decreased by $3.2 million and cost of revenue decreased by $5.4 million. The decrease in professional services cost of revenue is primarily attributable to decreases in salary and personnel-related costs due to headcount reductions that took place during the period and decreased utilization of contract labor. Additionally, salaries and personnel-related costs were impacted by an increase in the deferral of fulfillment costs from carrier implementation projects and a decrease in amortization of capitalized fulfillment costs as older projects became fully amortized. Professional services cost of revenue included $0.3 million of stock-based compensation expense for each of the three months ended June 30, 2020 and 2019. In addition, professional services cost of revenue included $0.8 million of depreciation and amortization for each of the three months ended June 30, 2020 and 2019.

We expect the trend of positive professional services margin to continue as a result of investing in accelerating automation and shifting to higher margin profession services work.

Operating Expenses

	Three Months Ended June 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$11,828	19.0%	$19,318	28.2%	$(7,490)	(38.8)%
Research and development	11,045	17.8	14,461	21.1	(3,416)	(23.6)
General and administrative	9,381	15.1	11,785	17.2	(2,404)	(20.4)
Restructuring costs	5,616	9.0	-	0.0	5,616	100.0

The decrease in sales and marketing expense was primarily attributable to a $5.5 million decrease in salaries and personnel-related costs, a $1.1 million decrease in travel-related costs, and a $0.6 million decrease in the cost of marketing events. These decreases result from our actions taken during the period in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”. The decrease in salaries and personnel-related costs was driven by decreased headcount as well as lower commissions and bonuses earned caused by delays and longer sales cycle time for new sales activity as a result of the COVID-19 pandemic. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part as a result of moving our user conference, OnePlace, to a digital platform in response to the COVID-19 pandemic which resulted in lower costs in the current period compared to the prior period.

The decrease in research and development expense is primarily attributable to a decrease personnel-related costs and external development and engineering consulting of $2.9 million. Additionally, a decrease of $0.2 million in travel-related costs is attributable to travel restrictions imposed in response to the COVID-19 pandemic.

The decrease in general and administrative expense was primarily attributable to a $1.3 million decrease in salaries and personnel-related costs as well as a decrease of $0.8 million in professional fees, travel-related costs and contract labor. These decreases result from our actions taken during the period in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”.

As discussed above in “Overview,” during the quarter ended June 30,2020, we reduced our work force by approximately 17%.  Restructuring costs recognized as a result of this action were $5.6 million and consisted of $5.3 of salaries and personnel-related expense related to severance payments. The remaining amount is attributable to professional fees for outplacement services and legal fees.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended June 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$89,770	70.0%	$95,562	69.8%	$(5,792)	(6.1)%
Platform	12,133	9.5	10,548	7.7	1,585	15.0
Total software services	$101,903	79.4%	$106,110	77.5%	$(4,207)	(4.0)%
Professional services	26,425	20.6	30,768	22.5	(4,343)	(14.1)
Total revenue	$128,328	100.0%	$136,878	100.0%	$(8,550)	(6.2)%

Subscription revenue decreased as $6.1 million of increases from the addition of new customers, contractual price increases and volume increases were more than offset by decreases of $5.6 million from customers that terminated products and services and $7.0 million from the renegotiation of a customer contract.  The remaining increase is primarily attributable to the acquisition of Connecture, Inc. on February 23, 2019, because the 2020 period includes a full first quarter of revenue related to Connecture products compared to a partial first quarter in the comparable period in 2019.

Platform revenue increased from growth in premiums and new products from Benefit Catalog (formerly BenefitsPlace), partially offset by decreases in revenue from broker and supplier commissions, primarily as a result of a change in commission rates. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was primarily attributable to a decrease in implementation revenue, customer-specific development, and the result of terminations.  The decreases were partially offset by increases from new and existing customers.

We expect total revenue to continue to be less in 2020 compared to 2019 primarily due to the impact of the renegotiation of a customer contract.

Cost of Revenue

	Six Months Ended June 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$64,309	50.1%	$65,654	48.0%	$(1,345)	(2.0)%

The decrease in cost of revenue in absolute terms was attributable to decreases in salaries and other personnel-related costs and travel-related expense of $2.3 million as a result of our actions taken during the period in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed in above in “Overview”. These decreases were partially offset by increased depreciation expense of $1.1 million attributable to higher depreciation expense related to an increase in capitalized software development costs and amortization of acquired intangibles related to an acquisition completed in February 2019. Cost of revenue increased as a percentage of revenue due to revenue decreasing. Cost of revenue included $1.3 million and $1.6 million of stock-based compensation expense for the six-month periods ended June 30, 2020 and 2019, respectively, and $8.9 million and $7.9 million of depreciation and amortization for the six-month periods ended June 30, 2020 and 2019, respectively.

Gross Profit

	Six Months Ended June 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$63,936	62.7%	$73,450	69.2%	$(9,514)	(13.0)%
Professional services	83	0.3	(2,226)	(7.2)	2,309	(103.7)
Gross profit	$64,019	49.9%	$71,224	52.0%	$(7,205)	(10.1)%

The decrease in software services gross profit was driven by a $4.2 million, or 4%, decrease in software services revenue and an increase in software services cost of revenue of $5.3 million from increases in salary and personnel-related costs and depreciation expense. The increase in software services costs of revenue was primarily attributable to increased investment to support our ongoing customers. The increase in software services cost of revenue included $0.8 million of stock-based compensation expense for each of the six months ended June 30, 2020 and 2019, and $7.3 million and $6.4 million of depreciation and amortization for the six months ended June 30, 2020 and 2019, respectively.

Professional services gross profit increased $2.3 million as professional services revenue decreased by $4.3 million and cost of revenue decreased by $6.7 million. The decrease in professional services cost of revenue is primarily attributable to decreases in salary and personnel-related costs due to headcount reductions that took place during the period and decreased utilization of contract labor. Additionally, salaries and personnel-related costs were impacted by an increase in the deferral of fulfillment costs from carrier implementation projects and a decrease in amortization of capitalized fulfillment costs as older projects became fully amortized. Professional services cost of revenue included $0.5 million and $0.8 million of stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively. In addition, professional services cost of revenue included $1.7 million and $1.5 million of depreciation and amortization for the six months ended June 30, 2020 and 2019, respectively.

Operating Expenses

	Six Months Ended June 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$27,458	21.4%	$38,937	28.4%	$(11,479)	(29.5)%
Research and development	22,813	17.8	27,551	20.1	(4,738)	(17.2)
General and administrative	19,896	15.5	23,581	17.2	(3,685)	(15.6)
Restructuring costs	5,616	4.4	-	0.0	5,616	100.0

The decrease in sales and marketing expense was primarily attributable to a $8.2 million decrease in salaries and personnel-related costs, a $1.6 million decrease in travel-related costs, and a $1.7 million decrease in the cost of marketing events. These decreases result from our actions taken during the period in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”. The decrease in salaries and personnel-related costs was driven by decreased headcount as well as lower commissions and bonuses earned caused by delays and longer sales cycle time for new sales activity as a result of the COVID-19 pandemic. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part as a result of moving our user conference, OnePlace, to a digital platform in response to the COVID-19 pandemic which resulted in lower costs in the current period compared to the prior period.

The decrease in research and development expense is primarily attributable to a decrease personnel-related costs and external development and engineering consulting of $4.2 million. Additionally, a decrease of $0.3 million in travel-related costs is attributable to travel restrictions imposed in response to the COVID-19 pandemic.

The decrease in general and administrative expense was primarily attributable to a $1.6 million decrease in salaries and personnel-related costs as well as a decrease of $1.9 million in professional fees, travel-related costs and contract labor. These decreases result from our actions taken during the period in response to the COVID-19 pandemic to maintain financial health and liquidity discussed as above in “Overview”.

As discussed above in “Overview,” in the quarter ended June 30, 2020, we reduced our work force by approximately 17%. Restructuring costs recognized as a result of this action was $5.6 million and consisted of $5.3 of salaries and personnel-related expense related to severance payments. The remaining amount is attributable to professional fees for outplacement services and legal fees.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2020 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for current expected credit loss accounting, which changed in connection with the adoption of ASC 326 on January 1, 2020 and is described elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2020, our primary sources of liquidity were our cash and cash equivalents totaling $183.5 million, $29.9 million in accounts receivables, net of allowances, and the $50.0 million unused portion of our revolving line of credit.

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

In June 2020, we issued 1,777,778 shares of Series A Preferred Stock (the “Preferred Stock”) at a purchase price of $45 per share, resulting in total gross proceeds of approximately $80 million. The Preferred Stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at our option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. We paid the June 30, 2020 Preferred Stock dividend in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock. Each holder of the Preferred Stock has the right, at its option, to convert its shares of the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of the common stock, at any time and from time to time. The number of shares of the common stock into which a share of the Preferred Stock will convert at any time is equal to the quotient obtained by dividing its stated value then in effect plus any accumulated and unpaid Regular Dividends by its conversion price of $15.00. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. At closing, before payment of any dividends in kind, the 1,777,778 shares of the Preferred Stock were convertible into 5,333,334 shares of common stock. We may, at our option, redeem the outstanding shares of the Preferred Stock following the fourth anniversary of issuance. Redemption by us is subject to certain liquidity conditions as well conditions connected with the trading price of its common stock. The terms of the Preferred Stock are described in Note 9 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On April 28, 2020, we announced a restructuring plan to tightly manage costs and further strengthen our liquidity profile in response to the impact of the COVID-19 pandemic. This restructuring plan resulted in a reduction in our U.S. workforce of approximately 17% that was implemented in the second quarter of 2020. We incurred restructuring costs of $5.6 million in the second quarter of 2020 from one-time severance charges, continuation of health benefits and outplacement services.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At June 30, 2020, we had no amounts outstanding under the revolving line of credit.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2020 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2020.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended December 31, 2019, except as set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and below. The risk factors set forth below update, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended December 31, 2019 and “Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

The issuance of shares of our common stock upon conversion of our Series A Preferred Stock may dilute the ownership interest of our existing common stockholders, adversely impact the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As of June 30, 2020, the outstanding shares of our Series A Preferred Stock (the “Preferred Stock”) were convertible into an aggregate of 5,333,334 shares of our common stock. Additional shares of our common stock may also be issued to the holders of our Preferred Stock in the event we make payment of the regular quarterly dividend on the Preferred Stock in kind, instead of in cash. The issuance of shares of common stock upon conversion of the Preferred Stock would dilute the percentage ownership interest of all holders of our common stock and any positive book value per share of our common stock, and would increase the number of publicly traded shares, which could depress the market price of our common stock. The fact that our stockholders can sell a substantial amount of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional funds though the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

Our preferred stockholders have significant rights and preferences over the holders of our common stock that could limit us from taking certain corporate actions, and as a result affect our business, operating results, and the market price of our common stock.

Our preferred stockholders are entitled to a quarterly dividend equal to 8.0% per annum, payable in cash or in kind, before any dividends are paid on our common stock. Our preferred stockholders are also entitled to participate in and receive any dividends declared or paid on our common stock on an as-converted basis. No dividends may be paid on our common stock unless full participating dividends are concurrently paid to our preferred stockholders. Our preferred stockholders also have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution, or winding-up.

Our preferred stockholders are generally entitled to vote with our common stockholders on all matters submitted for a vote of the common stockholders (voting together with the common stockholders as one class) on an as-converted basis. In addition, the following matters require the approval of a majority of the outstanding shares of Preferred Stock, voting as a separate class: (1) the authorization, creation, or issuance of any securities of the Company having rights, preferences, or privileges senior to or on a parity with any of the rights, preferences, or privileges of the Preferred Stock; (2) effecting any alteration, repeal, change, or amendment of the rights, privileges, or preferences of the Preferred Stock; (3) amendments, modifications or repeal of any provision of the Company’s charter or bylaws in a manner adverse to the Preferred Stock; (4) changes in the authorized number of directors of the Company to a number greater than 10 individuals; (5) effecting any transaction between the Company and any of its affiliates (except for certain circumstances); (6) declaration or payment of any dividend or distribution with respect to any Company capital stock at any time the Company has any indebtedness outstanding; (7) incurring any indebtedness in excess of $500 million (including existing indebtedness and excluding lease obligations), or encumbering or granting a security interest in all or substantially all of the Company’s assets in connection with any such indebtedness (except existing security interests); or (8) agreeing or consenting to any of the foregoing actions.

As long as not less than 60% of the shares of the Series A Preferred Stock originally issued remain outstanding, the holders of a majority of the then-outstanding shares of the Preferred Stock, voting together as a single class, will have the right at any election of directors to elect (A) two directors if the board consists of nine or fewer directors; or (B) three directors if the board consists of 10 directors. At any time, such director may be removed with or without cause only by the affirmative vote or written consent of a majority of the holders of the Preferred Stock entitled to elect such director.  In addition, while they have these rights to appoint directors, we may not expand the size of our board to greater than 10 directors without the consent of the holders of a majority of the then-outstanding shares of Preferred Stock.

The foregoing rights of our preferred stockholders could, while the Preferred Stock is outstanding, limit us from obtaining future financings or to otherwise conduct necessary corporate activities, and as a result may adversely affect our business, operating results, and the market price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the three months ended June 30, 2020 other than as reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020 in connection with the Company's offering of Preferred Stock.

Stock Repurchase Program

Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2020, and the number of shares remaining authorized for repurchase by the Company (in thousands, except share and per share data):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 - 30, 2020(1)	35,508	$8.01	35,508	$10,333
May 1 - 31, 2020	–	–	–	–
June 1 - 30, 2020	–	–	–	–
Total	35,508	$8.01	35,508	$10,333

________________

(1)Stock repurchase program announced March 3, 2020 for the potential repurchase of up to $20,000 of the Company’s outstanding common stock.

Item 6. EXHIBITS.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1.1	Certificate of Designations for the Series A Convertible Preferred Stock of Benefitfocus, Inc., as filed with the Delaware Secretary of State on June 4, 2020.	8-K		3.1	June 8, 2020

10.24.1	Benefitfocus, Inc. Second Amended and Restated 2012 Stock Plan, as amended.#	8-K		10.24.1	June 12, 2020

10.30	Preferred Stock Purchase Agreement, dated May 22, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K		10.1	May 26, 2020

10.31	Consent to Senior Secured Revolving Credit Facility, dated as of May 22, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	8-K		10.2	May 26, 2020

10.32	Registration Rights Agreement, dated June 4, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K		10.1	June 8, 2020

10.33	Co-Sale and Voting Agreement, dated June 4, 2020, by and among Benefitfocus, Inc., BuildGroup LLC, and Mason R. Holland, Jr.	8-K		10.2	June 8, 2020

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	__	__	__	Filed herewith

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020

Benefitfocus, Inc.

By:	/s/ Stephen M. Swad
Stephen M. Swad
Chief Financial Officer
(Principal financial and accounting officer)