Form 10-Q
period 2020-09-30
Benefitfocus, Inc.
filed 2020-11-09
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, there were approximately 32,201,280 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$108,240	$130,976
Marketable securities	67,807	–
Accounts receivable, net	29,899	33,754
Contract, prepaid and other current assets	14,021	21,523
Total current assets	219,967	186,253
Property and equipment, net	30,502	28,669
Financing lease right-of-use assets	70,970	78,520
Operating lease right-of-use assets	1,467	1,715
Intangible assets, net	10,962	12,667
Goodwill	12,857	12,857
Deferred contract costs and other non-current assets	9,987	11,002
Total assets	$356,712	$331,683
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,475	$9,563
Accrued expenses	8,116	10,526
Accrued compensation and benefits	15,736	15,246
Deferred revenue, current portion	28,239	33,429
Lease liabilities and financing obligations, current portion	6,297	6,871
Total current liabilities	60,863	75,635
Deferred revenue, net of current portion	4,543	5,079
Convertible senior notes	181,486	187,949
Lease liabilities and financing obligations, net current portion	80,885	88,572
Other non-current liabilities	3,582	92
Total liabilities	331,359	357,327
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively, liquidation preference $45 per share as of September 30, 2020	79,193	–
Stockholders' deficit:
Common stock, par value $0.001, 50,000,000 shares authorized, 32,288,044 and 32,788,980 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	32	33
Additional paid-in capital	425,283	426,025
Accumulated deficit	(479,155)	(451,702)
Total stockholders' deficit	(53,840)	(25,644)
Total liabilities, redeemable preferred stock and stockholders' deficit	$356,712	$331,683

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$63,583	$71,665	$191,911	$208,543
Cost of revenue	30,113	35,588	94,422	101,242
Gross profit	33,470	36,077	97,489	107,301
Operating expenses:
Sales and marketing	12,405	18,527	39,863	57,464
Research and development	11,439	14,088	34,252	41,639
General and administrative	9,424	10,772	29,320	34,353
Restructuring costs	–	–	5,616	–
Total operating expenses	33,268	43,387	109,051	133,456
Income (loss) from operations	202	(7,310)	(11,562)	(26,155)
Other income (expense):
Interest income	40	673	563	2,095
Interest expense	(5,771)	(5,926)	(17,524)	(17,577)
Gain on repurchase of convertible senior notes	1,138	–	1,138	–
Other income (expense)	1	3	8	(61)
Total other expense, net	(4,592)	(5,250)	(15,815)	(15,543)
Loss before income taxes	(4,390)	(12,560)	(27,377)	(41,698)
Income tax expense	6	17	17	26
Net loss	(4,396)	(12,577)	(27,394)	(41,724)
Preferred dividends	(1,600)	–	(2,062)	–
Net loss available to common stockholders	$(5,996)	$(12,577)	$(29,456)	$(41,724)
Comprehensive loss	$(5,996)	$(12,577)	$(29,456)	$(41,724)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.38)	$(0.91)	$(1.29)
Weighted-average common shares outstanding:
Basic and diluted	32,263,876	32,703,723	32,320,201	32,460,494

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)
Cumulative effect adjustment from adoption of credit standard	–	–	–	(59)	(59)
Exercise of stock options	13,584	–	73	–	73
Issuance of common stock upon vesting of restricted stock units	43,315	–	–	–	–
Stock-based compensation expense	–	–	3,677	–	3,677
Common stock repurchased	(1,070,665)	(1)	(9,382)	–	(9,383)
Net loss	–	–	–	(11,136)	(11,136)
Balance, March 31, 2020	31,775,214	$32	$420,393	$(462,897)	$(42,472)
Exercise of stock options	10,685	–	69	–	69
Issuance of common stock upon vesting of restricted stock units	416,848	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	8,205	–	83	–	83
Stock-based compensation expense	–	–	3,323	–	3,323
Common stock repurchased	(35,508)	–	(284)	–	(284)
Preferred dividends	–	–	(462)	–	(462)
Net loss	–		–	(11,862)	(11,862)
Balance, June 30, 2020	32,175,444	$32	$423,122	$(474,759)	$(51,605)
Exercise of stock options	38,000	–	288	–	288
Issuance of common stock upon vesting of restricted stock units	78,251	–	–	–	–
Cancellation of convertible senior note capped call hedge	(3,651)	–	26	–	26
Equity component of repurchased convertible senior notes	–	–	(412)	–	(412)
Stock-based compensation expense	–	–	3,859	–	3,859
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(4,396)	(4,396)
Balance, September 30, 2020	32,288,044	$32	$425,283	$(479,155)	$(53,840)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of lease standard	–	–	–	7,687	7,687
Exercise of stock options	18,600	–	89	–	89
Issuance of common stock upon vesting of restricted stock units	34,255	–	–	–	–
Stock-based compensation expense	–	–	6,253	–	6,253
Net loss	–	–	–	(14,209)	(14,209)
Balance, March 31, 2019	32,070,628	$32	$409,973	$(420,395)	$(10,390)
Exercise of stock options	6,200	–	45	–	45
Issuance of common stock upon vesting of restricted stock units	565,878	1	–	–	1
Stock-based compensation expense	–	–	6,203	–	6,203
Net loss	–	–	–	(14,938)	(14,938)
Balance, June 30, 2019	32,642,706	$33	$416,221	$(435,333)	$(19,079)
Issuance of common stock upon vesting of restricted stock units	60,676	–	–	–	–
Issuance of common stock under ESPP	6,650	–	172	–	172
Stock-based compensation expense	–	–	4,415	–	4,415

Net loss	–	–	–	(12,577)	(12,577)
Balance, September 30, 2019	32,710,032	$33	$420,808	$(447,910)	$(27,069)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(27,394)	$(41,724)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	18,479	16,629
Stock-based compensation expense	10,859	14,501
Accretion of interest on convertible senior notes	8,834	8,377
Interest accrual on finance lease liabilities	71	25
Rent expense less than payments	(24)	(6)
Non-cash interest income for short-term investments	16	–
Gain on extinguishment of debt	(1,138)	–
Provision for doubtful accounts	111	108
Changes in operating assets and liabilities:
Accounts receivable, net	3,685	(12,791)
Accrued interest on short-term investments	(38)	–
Contract, prepaid and other current assets	7,502	1,282
Deferred costs and other non-current assets	1,014	3,746
Accounts payable and accrued expenses	(9,157)	(642)
Accrued compensation and benefits	490	(1,524)
Deferred revenue	(5,726)	(11,427)
Other non-current liabilities	3,490	(69)
Net cash and cash equivalents provided by (used in) operating activities	11,074	(23,515)
Cash flows from investing activities
Purchases of short term investments held to maturity	(67,785)	–
Business combination, net of cash acquired	–	(20,914)
Purchases of property and equipment	(9,739)	(10,604)
Net cash and cash equivalents used in investing activities	(77,524)	(31,518)
Cash flows from financing activities
Draws on revolving line of credit	10,000	–
Payments on revolving line of credit	(10,000)	–
Repurchase of convertible senior notes	(14,619)	–
Payments of debt issuance costs	(154)	(357)
Cancellation of convertible senior notes capped call hedge	26	–
Proceeds from issuance of preferred stock, net of issuance costs	79,192	–
Payments of preferred dividends	(2,062)	–
Repurchase of common stock	(9,667)	–
Proceeds from exercises of stock options and ESPP	513	305
Payments on financing obligations	(635)	(1,032)
Payments of principal on finance lease liabilities	(8,880)	(4,112)
Net cash and cash equivalents provided by (used in) financing activities	43,714	(5,196)
Net decrease in cash and cash equivalents	(22,736)	(60,229)
Cash and cash equivalents, beginning of period	130,976	190,928
Cash and cash equivalents, end of period	$108,240	$130,699

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$—	$—

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, incremental borrowing rate used in lease accounting, the determination of the useful lives of assets, and the impairment assessment of acquired intangibles and goodwill. Additionally as described in revenue and deferred revenue below, estimates are utilized in association with revenue recognition, in particular the estimation of variable consideration using the expected value method from insurance broker commissions reported in Platform revenue. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

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

Platform Revenue

Platform revenue is generated from the value of policies or products enrolled in through the Company’s marketplace.  Platform revenue from carriers is generally recognized over the policy period of the enrolled products. In arrangements where the Company sells policies to employees of its customers as the broker, it earns broker commissions. Revenue from insurance broker commissions and supplier transactions is recognized at a point in time when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by constraints for variable consideration associated with collectability, policy cancellation and termination risks.

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

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of September 30, 2020	As of December 31, 2019
Costs to obtain contracts	$5,397	$6,676
Costs to fulfill contracts	$3,664	$3,112

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization of deferred contract costs	2020	2019	2020	2019
Costs to obtain contracts included in sales and marketing expense	$772	$871	$2,484	$2,788
Costs to fulfill contracts included in cost of revenue	$279	$743	$961	$2,347

Marketable Securities

Marketable securities consist of short-term investments in corporate bonds, commercial paper, and U.S. Treasury and agency bonds. To reflect its intention, the Company classifies its marketable securities as held-to-maturity at the time of purchase. As a result, the marketable securities are recorded at amortized cost and any gains or losses realized upon maturity are reported in other expense, net in the consolidated statements of operations and comprehensive loss.

Debt securities classified as held-to-maturity are subject to the expected credit loss model prescribed under Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments”. The Company utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company measures expected credit losses on its held-to-maturity portfolio on a collective basis by major security type. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company’s credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as its portfolio. An adjustment factor is applied to these credit loss calculations based upon the Company’s assessment of the expected impact from current economic conditions on its investments. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit rating and updates them on a quarterly basis. The allowance for credit losses is discussed in Note 5.

Concentrations of Credit Risk

 The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The bank deposits of the Company might at times, exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash and cash equivalents to date.

To manage credit risk related to marketable securities, the Company invests in various types of highly rated corporate bonds, commercial paper, and various United States backed securities with maturities of less than two years. The weighted average maturity of the portfolio of investments must not exceed nine months, per the Company’s investment policy.

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  No customer exceeded 10% of accounts receivable as of September 30, 2020. Accounts receivable from one customer represented approximately 11% of the total accounts receivable as of December 31, 2019. No customer exceeded 10% of total revenue in any of the three and nine-month periods ended September 30, 2020 and 2019.

Allowance for Doubtful Accounts

Historically, the Company used an incurred loss model to calculate its allowance for doubtful accounts. Upon the adoption of ASU No. 2016-13 on January 1, 2020, the Company shifted to a current expected credit loss model. Accounts receivable and allowance for doubtful accounts are discussed in Note 6.

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

The following tables present information about capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized software development costs	2020	2019	2020	2019
Capitalized	$2,627	$2,563	$9,199	$7,246
Amortized	$2,032	$1,263	$5,278	$3,760

Capitalized software development costs	As of September 30, 2020	As of December 31, 2019
Net book value	$18,380	$14,459

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

Fair Value Measurement

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU modifies the disclosure requirements required for fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the timing and impact of the adoption of ASU 2020-06 on the Company's consolidated financial statements but anticipates that it will result in a reduction in non-cash interest expense related to the Convertible Senior Notes.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2020	2019	2020	2019
Restricted stock units	2,686,057	2,065,629	2,686,057	2,065,629
Stock options	122,178	206,447	122,178	206,447
Convertible senior notes	4,161,182	4,513,824	4,161,182	4,513,824
Conversion of preferred stock	5,333,334	-	5,333,334	-
Employee Stock Purchase Plan	3,117	3,831	3,117	3,831
Total anti-dilutive common share equivalents	12,305,868	6,789,731	12,305,868	6,789,731

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(4,396)	$(12,577)	$(27,394)	$(41,724)
Preferred dividends	(1,600)	-	(2,062)	-
Net loss attributable to common stockholders	$(5,996)	$(12,577)	$(29,456)	$(41,724)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,263,876	32,703,723	32,320,201	32,460,494
Net loss per common share, basic and diluted	$(0.19)	$(0.38)	$(0.91)	$(1.29)

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

	September 30, 2020
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$105,123	$—	$—	$105,123
Total assets	$105,123	$—	$—	$105,123

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$124,503	$—	$—	$124,503
Total assets	$124,503	$—	$—	$124,503

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds, and are classified as held-to-maturity. All marketable securities had contractual maturities of less than one year as of September 30, 2020. The following presents information about the Company’s marketable securities by major security type as of September 30, 2020. There were no marketable securities as of December 31, 2019.

	As of September 30, 2020
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$8,987	$-	$8,987	$-	$-	$8,987
Financial	34,675	-	34,675	-	(3)	34,672
Government	24,145	-	24,145	3	-	24,148
Total	$67,807	$-	$67,807	$3	$(3)	$67,807

The fair value of marketable securities in the Government major security type is classified as a Level 1 in the Company’s fair value hierarchy described in Note 4. The fair values of the remaining major security types are classified as Level 2.

The Company invests in highly rated securities with maturities of two years or less at the time of purchase. Given the credit quality of the financial assets and the historical loss experience associated their respective credit ratings as well as the duration of these financial assets and the short time horizon over which to consider expectations of future economic conditions, the Company has assessed that non-collection of the cost basis of these financial assets is remote.

6. Accounts Receivable, net

Accounts receivable, net include:

	As of September 30, 2020	As of December 31, 2019
Accounts receivable	$32,229	$36,669
Less: Allowance for doubtful accounts	(298)	(155)
Less: Allowance for returns	(2,032)	(2,760)
Total accounts receivable, net	$29,899	$33,754

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

Allowance for doubtful accounts	Nine Months Ended September 30,
Beginning of period	$155
Provision for credit losses (including effect of adoption)	187
Write-offs and recoveries	(44)
End of period	$298

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

At issuance, the Notes had an initial conversion rate of 18.8076 shares of common stock per $1 principal amount of Notes, which represented an initial effective conversion price of approximately $53.17 per share of common stock and 4,513,824 shares issuable upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of Notes.

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

As of September 30, 2020, the Notes were not convertible.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied market interest rate of its Notes to be approximately 7.30%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component of the Notes, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $181,500 upon issuance, calculated as the present value of future contractual payments based on the $240,000 aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $58,500 difference between the gross proceeds received from issuance of the Notes of $240,000 and the estimated fair value of the liability component represented the equity component of the Notes and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

During the three months ended September 30, 2020, the Company repurchased Notes with an aggregate principal amount of $18,750 and carrying value of $15,346. The Company paid $14,619 in cash of which $14,207 was allocated to the liability component of the Notes and $412 was allocated to the equity component and recorded as an adjustment to additional paid-in capital.  The Company recognized a gain on the extinguishment of the liability in the amount of $1,139 and is presented separately in other income (expense) in the unaudited consolidated statements of operations and comprehensive loss.

The Notes consist of the following as of:

	As of
	September 30, 2020	December 31, 2019
Liability component:
Principal	$221,250	$240,000
Less: Debt discount, net of amortization	(39,764)	(52,051)
Net carrying amount	$181,486	$187,949
Equity component (a)	56,539	56,950
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
1.25% coupon	$750	$758	$2,250	$2,250
Amortization of debt discount and transaction costs	2,940	2,836	8,834	8,377
	$3,690	$3,594	$11,084	$10,627

As of September 30, 2020, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$179,766	$181,486	$207,600	$187,949

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

In connection with the purchase of the Notes described above, the Company terminated a portion of the capped call transactions which resulted in an immaterial amount of payments to the Company in cash and common stock which was recorded in addition paid-in capital.

Based on the closing price of our common stock of $11.20 on September 30, 2020, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

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

As of September 30, 2020 there were no amounts outstanding under the Company’s revolving line of credit. The amount available to borrow was $50,000 and the interest rate was 2.75% as of September 30, 2020.

9. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Nine Months Ended September 30, 2020
Financing cash flows from finance leases	$8,880
Operating cash flows from finance leases	$6,088
Operating cash flows from operating leases	$438
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$3,593
Operating lease liabilities	$-

As of September 30, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

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

10. Redeemable Preferred Stock

On June 4, 2020, the Company issued and sold 1,777,778 shares of its newly created series of preferred stock, par value of $0.001 per share, designated as “Series A Convertible Preferred Stock” (the “Preferred Stock”) to BuildGroup LLC (the “Buyer”) at purchase price of $45 per share, resulting in total gross proceeds for the Company of approximately $80,000.  A member of the Company’s Board of Directors is the Chief Executive Officer of the Buyer. The Buyer also has a second representative on the Board.

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of September 30, 2020, the Company paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

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

11. Stock-based Compensation

Restricted Stock Units

During the nine months ended September 30, 2020, the Company granted 1,400,301 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $14,734. These RSUs generally vest in equal annual installments over various periods ranging from three to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is approximately 3.09 years from the date of grant.

The Company granted 787,736 performance RSUs with an aggregate grant date fair value of $8,051 during the nine months ended September 30, 2020. The aggregate grant date fair value of the performance RSUs assuming target achievement was $6,223. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2020, and vesting will then occur in equal annual installments over one- and three-year periods from the grant date.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 2.36 years from the date of grant, respectively.

12. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At September 30, 2020, the Company had reserved a total of 11,699,792 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	122,178
Restricted stock units	2,686,057
Available for future issuance under stock award plans	3,457,840
Available for future issuance under ESPP	100,383
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	11,699,792

Under its stock repurchase program, the Company purchased 1,106,173 shares of its outstanding common stock, for an aggregate of $9,667 during the nine months ended September 30, 2020. All of these shares have been canceled and returned to its pool of authorized shares to be used for general purposes.

13. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service line:
Subscription	$44,989	$50,087	$134,759	$145,649
Platform	5,606	4,109	17,739	14,657
Total software services	$50,595	$54,196	$152,498	$160,306
Professional services	12,988	17,469	39,413	48,237
Total	$63,583	$71,665	$191,911	$208,543

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Nine Months Ended September 30, 2020
Contract assets	$16,685	$6,792
Contract liabilities:
Deferred revenue	$38,508	$32,782

Nine Months Ended September 30, 2019
Contract assets	$12,798	$9,185
Contract liabilities:
Deferred revenue	$45,863	$41,127

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the nine months ended September 30, 2020 and 2019.

There were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three and nine months ended September 30, 2020 that was included in the deferred revenue balance at the beginning of the period was $17,206 and $32,421, respectively.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods $972 and $2,892 during the three and nine months ended September 30, 2020, respectively.

Performance Obligations

As of September 30, 2020, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $170,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

14. Income Taxes

The Company’s effective federal tax rate for the nine months ended September 30, 2020 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes.

15. Segments and Geographic Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

16. Related Parties

Series A Preferred Stock

As described in Note 10, the Company sold 1,777,778 shares of Preferred Stock to an entity whose Chief Executive Officer is a member of the Company’s Board of Directors. In connection with this transaction, the Company reimbursed the Buyer $150 for fees incurred in closing the sale of Preferred Stock in June 2020. The Company paid dividends of $1,600 and $2,062 to the buyer for the three and nine months ended September 30, 2020, respectively. Additionally, the Company paid management and oversight fees of $129 to the Buyer for three and nine months ended September 30, 2020. The significant terms of the Preferred Stock are described in Note 10.

Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease ROU assets and lease liabilities on the Consolidated Balance Sheet as of September 30, 2020. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $2,594 and $2,519 for the three months ended September 30, 2020 and 2019, respectively and $12,525 and $8,348 for the nine months ended September 30, 2020 and 2019, respectively. Other amounts due to these related parties were $627 and $791 as of September 30, 2020 and December 31, 2019, respectively, and were recorded in “Accrued expenses”. Payments made for the nine months ended September 30, 2020 include amounts paid in connection with the amendment of these leases discussed in Note 9.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. There were no expenses related to these companies for the three months ended September 30, 2020. Expenses related to these companies were $82 for the three months ended September 30, 2019 and $127 and $237 for the nine months ended September 30, 2020 and 2019, respectively. Amounts due to these companies were $24 as of September 30, 2020. There were no amounts due to these companies as of December 31, 2019.

The Company purchased software and services from a company affiliated with a Company director. Payments related to this agreement were $26 and $24 for the three months ended September 30, 2020 and 2019, respectively and $77 and $82 for the nine months ended September 30, 2020 and 2019, respectively. Amounts due to this company were $26 as of September 30, 2020. There were no amounts due to this company as of December 31, 2019.

17. Subsequent Events

Restricted Stock Units

During October 2020, the Company granted 90,215 RSUs with an aggregate grant date fair value of $1,038. These RSUs generally vest in equal annual installments over various periods ranging from one to four years from the grant date. The weighted-average vesting period for these RSUs is approximately 3.61 from the date of grant.

The Company granted 13,717 performance RSUs with an aggregate grant date fair value of $158 during October 2020. The aggregate grant date fair value of the performance RSUs assuming target achievement was $115. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2020, and vesting will then occur in equal annual installments over a three-month and two-year and seven-month period from the grant date.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 2.16 years from the date of grant, respectively.

Common Stock

During October and November 2020, employees exercised stock options and RSUs vested resulting in the issuance of 25,836 shares of the Company’s common stock.

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

The Benefitfocus platform has a multi-tenant architecture and a user-friendly interface designed for consumers to access all of their benefits in one place. Our comprehensive solutions support medical benefit plans and non-medical benefits, such as dental, life, disability insurance, income protection, digital health and financial wellness. Our platform includes artificial intelligence functionality designed to help consumers identify and evaluate benefit options offered by their employer. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform is growing.

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

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 71% and 70% of our total revenue during the three-month period ended September 30, 2020 and 2019, respectively, and approximately 70% during each of the nine-month periods ended September 30, 2020 and 2019.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 9% and 6% of our total revenue during the three-month period ended September 30, 2020 and 2019, respectively, and approximately 9% and 7% of our total revenue during the nine-month period ended September 30, 2020 and 2019, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 20% and 24% of our total revenue during the three-month period ended September 30, 2020 and 2019, respectively, and approximately 21% and 23% of our total revenue during the nine-month period ended September 30, 2020 and 2019, respectively.

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

The impact that COVID-19 will have on our consolidated financial statements throughout 2020 remains uncertain and ultimately will be dictated by the length and severity of the pandemic, which is increasing in many parts of the United States, as well as the economic recovery and federal, state and local government actions taken in response. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

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

As a result of the nature of our customer relationships, the stability of our subscription revenue, the cost restructuring actions taken in the second quarter of 2020 and our ongoing investments in automation, we believe we will be able to increase cash flows from operations and achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many risks and factors beyond our control like the COVID-19 pandemic.

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

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expenses, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets, transaction and acquisition-related costs expensed, restructuring costs, gain or loss on extinguishment of debt and costs not core to our business. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

Beginning in the third quarter of 2020, we revised our definition of adjusted EBITDA to also exclude the gain or loss on the extinguishment of debt. This revision to the definition had no impact on our reported adjusted EBITDA for periods prior to the change and increased our adjusted EBITDA by $1.1 million in the three and nine months ended September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(4,396)	$(12,577)	$(27,394)	$(41,724)
Depreciation	3,774	3,848	11,496	11,505
Amortization of software development costs	2,032	1,263	5,278	3,760
Amortization of acquired intangible assets	568	569	1,705	1,364
Interest income	(40)	(673)	(563)	(2,095)
Interest expense	5,771	5,926	17,524	17,577
Income tax expense	6	17	17	26
Stock-based compensation expense	3,859	4,415	10,859	14,501
Transaction and acquisition-related costs expensed	18	3	425	1,005
Restructuring costs	-	-	5,616	-
Gain on repurchase of convertible senior notes	(1,138)	-	(1,138)	-
Costs not core to our business	-	63	-	649
Total net adjustments	14,850	15,431	51,219	48,292
Adjusted EBITDA	$10,454	$2,854	$23,825	$6,568

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

	As of September 30,
	2020	2019
	(in millions)
Net benefit eligible lives	18.2	16.8

Freelancers have been primary contributors to recent growth in our net benefit eligible lives.  Freelancers generate only platform revenue by purchasing voluntary benefits and other offerings.  The participation rate of freelancers on our platform is currently low.

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

Our software services revenue retention rate was greater than 90% for the three and nine months ended September 30, 2020 compared to being greater than 95% for the three and nine months ended September 30, 2019. The reduction in the rate was primarily result of the impact on 2020 revenue from the renegotiation of a customer contract. Excluding this customer, our software revenue retention rate exceeded 95% for both periods. We expect our software revenue retention rate will continue to be negatively impacted for the remainder of 2020 by the effects of this customer contract negotiation along with the potential impacts of unemployment as a result of COVID-19 pandemic.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Subscription	$44,989	$50,087	$134,759	$145,649
Platform	5,606	4,109	17,739	14,657
Total software services	$50,595	$54,196	$152,498	$160,306
Professional services	12,988	17,469	39,413	48,237
Total revenue	$63,583	$71,665	$191,911	$208,543

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

Platform Revenue

Platform revenue is generated from the value of the policies or products enrolled in through our marketplace. Platform revenue from carriers is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions.  Revenue from insurance broker commissions and Benefit Catalog (formerly BenefitsPlace) supplier transactions is recognized at the point when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by constraints for variable consideration associated with collectability, policy cancellation and termination risks.

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

Other Income and Expense

Other income and expense consists primarily of interest income and expense, gain on repurchase of senior convertible notes and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility. During the third quarter of 2020, we repurchased outstanding senior convertible notes which resulted in a gain.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and nine months ended September 30, 2020 and 2019.

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

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$63,583	$71,665	$191,911	$208,543
Cost of revenue(1)	30,113	35,588	94,422	101,242
Gross profit	33,470	36,077	97,489	107,301
Operating expenses:
Sales and marketing(1)	12,405	18,527	39,863	57,464
Research and development(1)	11,439	14,088	34,252	41,639
General and administrative(1)	9,424	10,772	29,320	34,353
Restructuring costs(1)	–	–	5,616	–
Total operating expenses	33,268	43,387	109,051	133,456
Income (loss) from operations	202	(7,310)	(11,562)	(26,155)
Other income (expense):
Interest income	40	673	563	2,095
Interest expense	(5,771)	(5,926)	(17,524)	(17,577)
Gain on repurchase of convertible senior notes	1,138	–	1,138	–
Other income (expense)	1	3	8	(61)
Total other expense, net	(4,592)	(5,250)	(15,815)	(15,543)
Loss before income taxes	(4,390)	(12,560)	(27,377)	(41,698)
Income tax expense	6	17	17	26
Net loss	$(4,396)	$(12,577)	$(27,394)	$(41,724)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$1,304	$798	$2,604	$2,388
Sales and marketing	766	923	2,240	2,597
Research and development	785	690	1,717	2,600
General and administrative	1,004	2,004	4,298	6,916
Restructuring costs	-	-	-	-

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	47.4	49.7	49.2	48.5
Gross profit	52.6	50.3	50.8	51.5
Operating expenses:
Sales and marketing	19.5	25.9	20.8	27.6
Research and development	18.0	19.7	17.8	20.0
General and administrative	14.8	15.0	15.3	16.5
Restructuring costs	-	-	2.9	-
Total operating expenses	52.3	60.5	56.8	64.0
Income (loss) from operations	0.3	(10.2)	(6.0)	(12.5)
Other income (expense):
Interest income	0.1	0.9	0.3	1.0
Interest expense	(9.1)	(8.3)	(9.1)	(8.4)
Gain on repurchase of convertible senior notes	1.8	-	0.6	-
Other income (expense)	-	-	-	-
Total other expense, net	(7.2)	(7.3)	(8.2)	(7.5)
Loss before income taxes	(6.9)	(17.5)	(14.3)	(20.0)
Income tax expense	-	-	-	-
Net loss	(6.9)%	(17.5)%	(14.3)%	(20.0)%

Comparison of Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$44,989	70.8%	$50,087	69.9%	$(5,098)	(10.2)%
Platform	5,606	8.8	4,109	5.7	1,497	36.4
Total software services	$50,595	79.6%	$54,196	75.6%	$(3,601)	(6.6)%
Professional services	12,988	20.4	17,469	24.4	(4,481)	(25.7)
Total revenue	$63,583	100.0%	$71,665	100.0%	$(8,082)	(11.3)%

Subscription revenue decreased by $5.1 million primarily due to $3.7 million from the renegotiation of a customer contract and decreases from customers that terminated products and services. These decreases were partially offset by increases from the addition of new customers, contractual price increases and volume increases.

Platform revenue increased from growth in premiums and new products from Benefit Catalog (formerly BenefitsPlace), primarily from insurance carriers. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was primarily attributable to a decrease in revenue from customers associated with the Connecture, Inc. acquisition in February 2019. Other decreases were attributable to implementation revenue, lower demand for customer-specific development and customer terminations. These decreases more than offset increases from new and existing customers.

We expect total revenue to continue to be less in 2020 compared to 2019 primarily due to the impact of the renegotiation of a customer contract.

Cost of Revenue

	Three Months Ended September 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$30,113	47.4%	$35,588	49.7%	$(5,475)	(15.4)%

The decrease in cost of revenue was attributable to decreases in salaries and other personnel-related costs of $3.1 million, costs related to external development and engineering consulting of $2.6 million, and travel-related expenses of $0.5 million. These decreases result from our actions taken during the period in response to the COVID-19 pandemic to maintain financial health and liquidity discussed above in “Overview.” These decreases were partially offset by increased depreciation expense of $0.8 million attributable to higher depreciation expense related to an increase in capitalized software development costs. Cost of revenue included $1.3 million and $0.8 million of stock-based compensation expense for the three-month periods ended September 30, 2020 and 2019, respectively, and $4.8 million and $4.0 million of depreciation and amortization for the three-month periods ended September 30, 2020 and 2019, respectively.

Gross Profit

	Three Months Ended September 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$32,477	64.2%	$36,928	68.1%	$(4,451)	(12.1)%
Professional services	993	7.6	(851)	(4.9)	1,844	(216.7)
Gross profit	$33,470	52.6%	$36,077	50.3%	$(2,607)	(7.2)%

The decrease in software services gross profit was driven by a $3.6 million, or 7%, decrease in software services revenue and an increase in software services cost of revenue of $0.9 million primarily from increased depreciation and amortization expense attributable to an increase in amortization of capitalized internally developed software. Other increases in salary and personnel-related costs were offset by decreases in costs related to external development and engineering consulting and travel-related costs. Software services cost of revenue included $0.7 million and $0.5 million of stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $3.2 million of depreciation and amortization for the three months ended September 30, 2020 and 2019, respectively.

Professional services gross profit increased as professional services revenue decreased by $4.5 million and cost of revenue decreased by $6.3 million. The decrease in professional services cost of revenue is primarily attributable to decreases in salary and personnel-related costs due to headcount reductions that took place during the period and decreased utilization of contract labor and external professionals. Professional services cost of revenue included $0.6 million and $0.3 million of stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively. In addition, professional services cost of revenue included $0.8 million and $0.9 million of depreciation and amortization for the three months ended September 30, 2020 and 2019, respectively.

We expect the trend of positive professional services margin to continue on an annual basis as a result of investing in accelerating automation and shifting to higher margin professional services work.

Operating Expenses

	Three Months Ended September 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$12,405	19.5%	$18,527	25.9%	$(6,122)	(33.0)%
Research and development	11,439	18.0	14,088	19.7	(2,649)	(18.8)
General and administrative	9,424	14.8	10,772	15.0	(1,348)	(12.5)

The decrease in sales and marketing expense was primarily attributable to a $4.6 million decrease in salaries and personnel-related costs, a $0.9 million decrease in travel-related costs, and a $0.2 million decrease in the cost of marketing events. These decreases result from our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”. The decrease in salaries and personnel-related costs was primarily driven by decreased headcount as well as lower commissions and bonuses earned caused by delays and longer sales cycle time for new sales activity as a result of the COVID-19 pandemic. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part as a result of moving our insurance carrier conference, Health Plan Place, to a digital platform in response to the COVID-19 pandemic which resulted in lower costs in the current period compared to the prior period.

The decrease in research and development expense is primarily attributable to a decrease in personnel-related costs and external development and engineering consulting of $2.5 million. Additionally, a decrease of $0.1 million in travel-related costs is attributable to travel restrictions imposed in response to the COVID-19 pandemic.

The decrease in general and administrative expense was primarily attributable to a $1.4 million decrease in salaries and personnel-related costs and contract labor as well as a decrease of $0.3 million in travel-related costs partially offset by an increase of $0.3 million professional fees and other operating expenses. These decreases result from our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$134,759	70.2%	$145,649	69.8%	$(10,890)	(7.5)%
Platform	17,739	9.2	14,657	7.0	3,082	21.0
Total software services	$152,498	79.5%	$160,306	76.9%	$(7,808)	(4.9)%
Professional services	39,413	20.5	48,237	23.1	(8,824)	(18.3)
Total revenue	$191,911	100.0%	$208,543	100.0%	$(16,632)	(8.0)%

Subscription revenue decreased primarily due to a $10.6 million negative impact from the renegotiation of a customer contract, partially offset by $9.6 million of net increases from the addition of new customers, contractual price increases and volume increases offset by decreases from customers that terminated products and services. The remaining increase is primarily attributable to the acquisition of Connecture, Inc. on February 23, 2019, because the 2020 period includes a full first quarter of revenue related to Connecture products compared to a partial first quarter in the comparable period in 2019.

Platform revenue increased from growth in premiums and new products from Benefit Catalog (formerly BenefitsPlace), primarily from insurance carriers. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was primarily attributable to a decrease in implementation revenue, customer-specific development, and the result of terminations.  The decreases were partially offset by increases from new and existing customers.

We expect total revenue to continue to be less in 2020 compared to 2019 primarily due to the impact of the renegotiation of a customer contract.

Cost of Revenue

	Nine Months Ended September 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$94,422	49.2%	$101,242	48.5%	$(6,820)	(6.7)%

The decrease in cost of revenue in absolute terms was attributable to decreases in salaries and other personnel-related costs and travel-related expense of $8.0 million as a result of our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed in above in “Overview”. These decreases were partially offset by increased depreciation expense of $1.8 million attributable to higher depreciation and amortization expense related to an increase in capitalized software development costs and amortization of acquired intangibles related to an acquisition completed in February 2019. The remaining decrease is attributable to decreases in other operating expenses. Cost of revenue increased as a percentage of revenue primarily due to revenue decreasing. Cost of revenue included $2.6 million and $2.4 million of stock-based compensation expense for the nine-month periods ended September 30, 2020 and 2019, respectively, and $13.7 million and $11.9 million of depreciation and amortization for the nine-month periods ended September 30, 2020 and 2019, respectively.

Gross Profit

	Nine Months Ended September 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$96,413	63.2%	$110,378	68.9%	$(13,965)	(12.7)%
Professional services	1,076	2.7	(3,077)	(6.4)	4,153	(135.0)
Gross profit	$97,489	50.8%	$107,301	51.5%	$(9,812)	(9.1)%

The decrease in software services gross profit was driven by a $7.8 million, or 5%, decrease in software services revenue and an increase in software services cost of revenue of $6.2 million from increases in salary and personnel-related costs and depreciation expense. The increase in software services costs of revenue was primarily attributable to increased investment to support our ongoing customers and primarily driven by increases in salary and personnel-related costs and external development and engineering consulting of $5.0 million and depreciation and amortization expense of $1.5 million related to capitalized software development costs. The increase in software services cost of revenue included $1.5 million and $1.3 million of stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively, and $11.3 million and $9.5 million of depreciation and amortization for the nine months ended September 30, 2020 and 2019, respectively.

Professional services gross profit increased $4.2 million as professional services revenue decreased by $8.8 million and cost of revenue decreased by $13.0 million. The decrease in professional services cost of revenue is primarily attributable to decreases in salary and personnel-related costs due to headcount reductions that took place during the period and decreased utilization of contract labor. Additionally, salaries and personnel-related costs were impacted by an increase in the deferral of fulfillment costs from carrier implementation projects and a decrease in amortization of capitalized fulfillment costs as older projects became fully amortized. Professional services cost of revenue included $1.1 million of stock-based compensation expense for each of the nine months ended September 30, 2020 and 2019. In addition, professional services cost of revenue included $2.5 million and $2.4 million of depreciation and amortization for the nine months ended September 30, 2020 and 2019, respectively.

We expect the trend of positive professional services margin to continue on an annual basis as a result of investing in accelerating automation and shifting to higher margin professional services work.

Operating Expenses

	Nine Months Ended September 30,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$39,863	20.8%	$57,464	27.6%	$(17,601)	(30.6)%
Research and development	34,252	17.8	41,639	20.0	(7,387)	(17.7)
General and administrative	29,320	15.3	34,353	16.5	(5,033)	(14.7)
Restructuring costs	5,616	2.9	-	0.0	5,616	100.0

The decrease in sales and marketing expense was primarily attributable to a $12.8 million decrease in salaries and personnel-related costs, a $2.5 million decrease in travel-related costs, and a $2.0 million decrease in the cost of marketing events. These decreases result from our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”. The decrease in salaries and personnel-related costs was driven by decreased headcount as well as lower commissions and bonuses earned caused by delays and longer sales cycle time for new sales activity as a result of the COVID-19 pandemic. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part as a result of moving our events, including our user conference, OnePlace, to a digital platform in response to the COVID-19 pandemic which resulted in lower costs in the current period compared to the prior period.

The decrease in research and development expense is primarily attributable to a decrease personnel-related costs and external development and engineering consulting of $6.8 million. Additionally, a decrease of $0.3 million in travel-related costs is attributable to travel restrictions imposed in response to the COVID-19 pandemic.

The decrease in general and administrative expense was primarily attributable to a $2.9 million decrease in salaries and personnel-related costs as well as a decrease of $2.2 million in professional fees, travel-related costs and contract labor. These decreases result from our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity discussed as above in “Overview”.

As discussed above in “Overview”, in the quarter ended June 30, 2020, we reduced our work force by approximately 17%. Restructuring costs recognized as a result of this action was $5.6 million and consisted of $5.3 of salaries and personnel-related expense related to severance payments. The remaining amount is attributable to professional fees for outplacement services and legal fees.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2020 there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for current expected credit loss accounting, which changed in connection with the adoption of ASC 326 on January 1, 2020 and is described elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2020, our primary sources of liquidity were our cash and cash equivalents and marketable securities totaling $176.0 million, $29.9 million in accounts receivables, net of allowances, and the $50.0 million unused portion of our revolving line of credit.

We entered into a new revolving line of credit agreement with Silicon Valley Bank on March 3, 2020. This agreement replaces our previous agreement with Silicon Valley Bank, which expired on February 20, 2020. The new three-year agreement has a borrowing limit of $50 million, with the ability for us to increase it up to $100 million.  We are bound by customary representations and warranties and restrictive covenants in connection with the revolving line of credit, including financial covenants related to quick ratio and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our personal property assets, including intellectual property and the equity of our subsidiaries.  The terms of our revolving line of credit are described in Note 8 of the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In June 2020, we issued 1,777,778 shares of Series A Preferred Stock (the “Preferred Stock”) at a purchase price of $45 per share, resulting in total gross proceeds of approximately $80 million. The Preferred Stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at our option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of September 30, 2020, we had paid all of the Preferred Stock dividends in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock. Each holder of the Preferred Stock has the right, at its option, to convert its shares of the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of the common stock, at any time and from time to time. The number of shares of the common stock into which a share of the Preferred Stock will convert at any time is equal to the quotient obtained by dividing its stated value then in effect plus any accumulated and unpaid Regular Dividends by its conversion price of $15.00. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. At closing, before payment of any dividends in kind, the 1,777,778 shares of the Preferred Stock were convertible into 5,333,334 shares of common stock. We may, at our option, redeem the outstanding shares of the Preferred Stock following the fourth anniversary of issuance. Redemption by us is subject to certain liquidity conditions, as well conditions connected with the trading price of its common stock. The terms of the Preferred Stock are described in Note 10 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In December 2018, we issued $240 million aggregate principal amount of 1.25% convertible senior notes (the “Notes”) due December 15, 2023, unless earlier purchased by us or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination, at our election. The Notes have an initial conversion rate of 18.8076 shares of common stock per $1,000 principal amount. This represents an initial effective conversion price of approximately $53.17 per share of common stock.

In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the Notes, with an initial strike price of approximately $53.17 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $89.98. The terms of the Notes are described further in Note 7 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

During the third quarter of 2020, we repurchased Notes with an aggregate principal amount of $18.8 million for an aggregate of $14.6 million in cash.  As of the end of the third quarter of 2020, the remaining outstanding Notes were convertible into 4,161,182 shares of common stock. In connection with the purchase of the Notes, we terminated a portion of the capped call transactions which resulted in an immaterial amount of payments to us in cash and shares of our common stock.

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

Based on our current level of operations and restructured costs, we believe our future cash flows from operating activities and existing balances of cash and marketable securities will be sufficient to meet our cash requirements for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities Act, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for interim and annual reporting periods beginning January 1, 2022. Early adoption is permitted, but no earlier than January 1, 2021. This update permits the use of either the modified retrospective or fully retrospective method of transition. We are currently evaluating the timing and impact of the adoption of ASU 2020-06 on our consolidated financial statements, but we anticipate that it will result in a reduction in non-cash interest expense related to the Notes.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At September 30, 2020, we had no amounts outstanding under the revolving line of credit.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2020 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2020.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the period ended December 31, 2019, except as set forth in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Company

Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Stock Repurchase Program(1)				$10,333
Other Purchases(2)
July 1 - 31, 2020	–	$–	–	$–
August 1 - 31, 2020	–	–	–	–
September 1 - 30, 2020	3,651	–	–	–
Total	3,651	$–	–	$–

(1)

During the three months ended September 30, 2020, there were no purchases of shares of common stock under the Company’s stock repurchase program, which was announced March 3, 2020, for the potential repurchase of up to $20 million of the Company’s outstanding common stock.

(2)

In connection with our purchases of Notes in the market, we terminated a corresponding portion of the capped call transactions we had entered into related to the initial issuance of the Notes. As a result of this termination, we received total consideration of $63, consisting of 3,651 shares of Company common stock and $26 in cash.

Item 6. EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.34	First Amendment to Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Stephen M. Swad#	8-K	001-36061	10.1	August 26, 2020

10.35	Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Alpana Wegner.#	8-K	001-36061	10.2	August 26, 2020

10.36	Separation and Release Agreement, dated August 24, 2020, by and between Benefitfocus.com and Raymond A. August.#	8-K	001-36061	10.3	August 26, 2020

10.37	Separation and Release Agreement dated September 29, 2020, by and between Benefitfocus.com and James P. Restivo.#	8-K	001-36061	10.1	September 30, 2020

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	__	__	__	Filed herewith

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2020

Benefitfocus, Inc.

By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer
(Principal financial and accounting officer)