Form 10-K
period 2020-12-31
Benefitfocus, Inc.
filed 2021-03-10
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2020 (based on the closing sale price of $10.76 on that date), was approximately $211,206,803. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 2, 2021 was 32,504,073.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Benefitfocus, Inc.

Form 10-K

For Year Ended December 31, 2020

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

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business

•	We have had a history of losses, and we might not be able to achieve or sustain profitability;
•	Our quarterly operating results have fluctuated in the past and might continue to fluctuate causing the value of our common stock to decline substantially;
•	Downturns or upturns in sales are not immediately reflected in full in our operating results;
•	The COVID-19 pandemic could have an adverse impact on our business and the duration and extent to which the pandemic will impact our future financial performance remains uncertain;
•	Our business could be negatively affected as a result of the actions of activist stockholders;
•	We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business;
•	We operate in a highly competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed;
•	The market for our products and services is immature and volatile, and if it does not develop or if it develops more slowly than we expect, the growth of our business will be harmed;
•	The SaaS pricing model is evolving and our failure to manage its evolution and demand could lead to lower than expected revenue and profit;
•	If we do not continue to innovate and provide products and services, we might not remain competitive, and our revenue and operating results could suffer;
•	If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected;
•	A significant amount of our revenue is derived from our largest customers, and any reduction in revenue from any of these customers would reduce our revenue and net income;
•	Economic or geopolitical uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our solutions;
•	Our growth depends in part on the success of our strategic relationships with third parties;
•

If the number of individuals covered by our employer and carrier customers decreases or the number of products or services to which our employer and carrier customers subscribe or their employees purchase decreases, our revenue will decrease;

•	Failure to manage our continued growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy;
•	If we fail to maintain awareness of our brand cost-effectively, our business might suffer;
•	We might not be able to utilize a significant portion of our net operating loss or other tax credit carryforwards, which could adversely affect our profitability;
•	We might be unable to adequately protect, and we might incur significant costs in enforcing, our intellectual property and other proprietary rights;
•	Any future litigation against us could be costly and time-consuming to defend;
•	Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock; and
•	Future sales to customers outside the United States or with international operations might expose us to risks inherent in international sales which, if realized, could adversely affect our business.

Risks Related to Our Products and Services Offerings

•

The breach or failure of our security measures, or other incidents may result in our products and services being perceived as unsecure, cause customers and consumers to curtail or stop using our products and services, and cause us to incur significant liabilities;

•	Our failure or failure by our customers to obtain proper permissions and waivers might result in claims against us or may limit or prevent our use of data, which could harm our business;
•	Our proprietary software might not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes;
•	Various events could interrupt customers’ access to the Benefitfocus Platform, exposing us to significant costs;
•

We rely on third parties, and our own systems, for providing services to our customers, and any failure or interruption in the services could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business; and

•	The use of open source software in our products and solutions may expose us to additional risks and harm our intellectual property rights.

Risks Related to Regulation

•	Government regulation of the areas in which we operate creates risks and challenges with respect to our compliance efforts and our business strategies;
•	Potential government subsidy of services similar to ours, or creation of a single payor system, might reduce customer demand; and
•	Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our associates with respect to third parties.

Risks Related to Our Indebtedness

•

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results;

•	Servicing our debt and preferred dividends requires a significant amount of cash, and we might not have or be able to obtain sufficient cash to pay our substantial debt or required dividends;
•	The conditional conversion feature of our outstanding notes, if triggered, and any required repurchase of the notes may adversely affect our financial condition and operating results;
•	Our notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries;
•	If we fail to meet our current credit facility’s financial covenants, our business and financial condition could be adversely affected;
•	We may still incur substantially more debt or take other actions that would diminish our ability to make payments on our outstanding notes when due;
•	The conversion of our notes will dilute the ownership interest of existing stockholders; and
•

The capped call transactions we entered into in connection with the issuance of our notes might not turn out to be effective in reducing dilution, and might adversely affect the value of our common stock.

Risks Related to Ownership of Our Common Stock

•	Our stock price may be volatile or may decline regardless of our operating performance;
•	Our stock price could decline due to the large number of outstanding shares of our common stock and those underlying our notes eligible for future sale;
•	We might require additional capital to support business growth;
•

The issuance of shares of our common stock upon conversion of our Series A Preferred Stock may dilute the ownership interest of our existing common stockholders, adversely impact the market price of our common stock and make it more difficult for us to raise funds through future equity offerings;

•	Our preferred stockholders have significant rights and preferences over the holders of our common stock that could limit us from taking certain corporate actions;
•

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for substantially all disputes between us and our stockholders;

•	We do not currently intend to pay dividends on our common stock; and
•

Provisions in our restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Item 1. Business.

Overview

Benefitfocus provides industry-leading, cloud-based benefits management technology solutions for employers and health plans. The Benefitfocus enrollment platform simplifies how organizations procure benefits and connect to the necessary benefits products and services that improve the lives of their employees and the American workforce. Our core technology solutions facilitate employee benefits administration and enrollment; our solutions enable working Americans and their families to select and engage in the right benefits products and services for themselves; and our data advantage delivers insights to employers, health, plans and their advisors to help control healthcare spending and reduce unnecessary expenses.

The Benefitfocus Platform has a multi-tenant architecture and has a user-friendly interface designed for employees to access all of their benefits in one place. Our comprehensive solutions support medical benefit plans and non-medical benefits, such as, dental, life, disability insurance, income protection, digital health and financial wellness. Our platform includes functionality designed to help consumers identify and evaluate benefit options available to them. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform is growing.

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

Health Plans, also known as health insurers, health insurance carriers or medical insurance carriers, use our solutions to more effectively market offerings to benefits-eligible employees, simplify billing, and improve the enrollment process. We also provide a large network of benefit provider data exchange connections, which facilitates the otherwise highly fragmented interaction among employees, employers, brokers and health plans.

Brokers use our platform to manage employer portfolios. This includes delivering strategic insights that improve their employer clients’ benefit experience and demonstrating greater value through access to a larger set of relevant products for employers, which should bring higher broker commissions and profits.

Since our initial public offering, we have described our target market as comprising two separate but related market segments – employers and health plans. Within the employer market segment, we sell our technology solutions on an annually recurring or multi-year subscription basis to large employers, which we define as those with more than 1,000 employees. Similarly, in our other market segment, we sell our solutions on a subscription basis to health plans, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and health plan market segments gives us a strong position at the center of the benefits ecosystem.

In 2018, we expanded our economic model to include a transaction-oriented solution, known as Benefit Catalog (formerly BenefitsPlace), designed to align brokers, health plans, carriers and suppliers around the needs of employers and employees. In this model, Benefit Catalog sellers, who are carriers and suppliers, offer their voluntary and specialty benefit products in a “marketplace” alongside the benefits enrollment platform. This marketplace is designed to increase the economic value of the employee and consumer lives on our platform by aligning the Benefit Catalog products to employee and consumer needs. In exchange for Benefitfocus delivering employee/consumer access, data-driven analysis and operational efficiencies, seller partners pay us a percentage of the purchases completed on our platform. Carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency.  Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

Our hybrid software-as-a-service, or SaaS, and repeatable transaction-based model provides us significant visibility into our future operating results, which enhances our ability to manage our business. Our company was founded in 2000, and we currently employ approximately 1,200 associates, or employees.

Industry Background

The administration and distribution of benefits to employees is a mainstay of the U.S. economy. Providing these benefits is costly and complex and requires the exchange of data and information, application of rules, and transfer of funds among a wide variety of constituents, including consumers, employers, insurance carriers, suppliers, brokers, benefits outsourcers, payroll processors, and financial institutions. The size of the HR benefits administration market and the value of benefits transacted are large. According to IBISWorld calculations, the market for HR benefits administration in the United States was $61.9 billion in 2019. Eastbridge Consulting Group estimates the U.S. in-force premiums were $47.1 billion in 2019 for employee-paid life, health and disability products sold at the worksite with premiums paid through payroll.

The variety and complexity of medical and non-medical benefits plans continues to grow. The Benefitfocus annual market research report, The State of Employee Benefits 2018, our most recent edition, indicates that a higher proportion of benefits offerings are shifting to high-deductible health plans coupled with health savings accounts. This added complexity places greater potential cost burden on employees and consumers and creates a greater need for employers to educate their workforces on becoming more informed health-care consumers. To help employees cover added cost burdens, employers are increasingly offering a wider range of non-medical benefits plans, such as critical illness, supplemental income, and financial wellness programs, as well as traditional insurance offerings like dental, life and disability. Current point and legacy systems are inadequate to efficiently manage the complexity, regulation, and involvement of multiple parties. They are also incapable or inadequate in enabling the purchase of non-medical benefits. These factors are driving the need for an enterprise benefits management system and a consumer-focused platform to improve operational efficiency along the entire benefits value chain.

Employer Market

A significant and growing portion of employers’ costs is non-salary benefits, such as health insurance, that they provide to their employees. With healthcare and other premiums increasing, senior executives are prioritizing benefits administration in their organizations and searching for ways to contain costs without sacrificing benefits. In fact, according to the U.S. Department of Labor and Bureau of Labor Statistics, healthcare and other employee benefits accounted for 29.8% of all employee labor costs in September 2020. In addition, the expense burden continues to shift to employees. Employees’ contributions to premiums for health insurance have grown from approximately $318 per employee in 1999 to approximately $1,221 per employee in 2020. Employers recognize the importance of offering a greater variety of non-medical benefits as a means to attract, motivate, and retain employees. They must maintain relationships with multiple insurance carriers and many other benefits providers, placing a substantial administrative burden on their organizations.

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

Health Plan Market

The employee benefits market consists of myriad medical insurance carriers and products. According to the U.S. Bureau of Labor Statistics, the single largest benefit provided to employees in the United States is healthcare insurance, often encompassing more than 90% of all insurance benefits spending by employers.

Large, national health insurance carriers also offer numerous individual health plans of different types, including health maintenance organizations, preferred provider organizations, point-of-service plans, and high deductible health plans, across the 50 states, as well as life and ancillary benefits plans. Each carrier offers a complex variety of medical insurance and non-medical benefits, encompassing life and ancillary plans, with each plan requiring multiple decisions to address the specific needs of employers and their individual employees. Despite widespread carrier consolidation, numerous disparate systems remain in place, with many large health plans operating on multiple IT systems. Health plans often rely on manual processes and siloed software applications to bridge gaps in legacy administration systems. Even as they attempt to modernize and keep up with evolving industry practices and a changing regulatory landscape, health plans have difficulty connecting with the broader healthcare system.

The effective delivery and management of employee benefits depends on the timely, continuous exchange of accurate data among health insurance carriers, their employer customers, broker partners and individual members. Legacy benefits management systems often lack important functionality such as web and mobile self-service capabilities and real-time data exchange. Critical health plan processes, including member enrollment, billing and payments, communications, and retail marketing often have been under-optimized or neglected by legacy systems, and health plans have devoted significant internal resources to cover technology gaps. In addition, healthcare reform mandates and the rise of exchanges have increased focus on carriers’ retail distribution capabilities, which require additional investment.

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

The Benefitfocus Solutions

We provide a multi-tenant cloud-based benefits enrollment and management platform for employees, employers, health plans, suppliers, and brokers. The Benefitfocus Platform simplifies how organizations and individuals transact benefits.

We believe our solutions help employers and clients of brokers in the following important ways:

Simplify benefits enrollment.    Our solutions are designed to reduce the complexity of benefits enrollment by integrating all plan information in one place and presenting it to employees in an organized and easy-to-understand manner. Employees shop and enroll using a highly intuitive and engaging consumer-oriented interface.

Reduce cost and increase ROI.    Our solutions automate the benefits management process and reduce the cost associated with clerical errors and covering ineligible employees and dependents. Our solutions also include advanced analytics and insights that enable employers and employees to quickly gather, report, and forecast benefit costs.

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

Integrate seamlessly with related systems.    Our solutions can be easily and securely integrated with a variety of related systems, including health plan membership and billing, payroll and HR, banking, and other third-party administration. We provide a network of benefit provider data exchange connections through industry standard interfaces that are configurable to accommodate a variety of needs. Our open architecture further extends our functionality by allowing third parties to develop and offer products and services on our platform. Our human capital management application programming interface, or API, replaces traditional file-based systems with an automated, real-time interface.

Purchase non-medical benefits.    Our platform includes a holistic, multidimensional marketplace whereby carriers and suppliers sell non-medical, voluntary and specialty products to employees.

We believe our solutions help insurance health plans and suppliers in the following important ways:

Bolster retail distribution capabilities through marketplaces.    Our solutions help health insurance carriers and suppliers respond to an evolving marketplace in which retail distribution capabilities are increasingly important to attracting and retaining new members. Our platform offers health plans a lower cost direct sales channel to employer groups and individuals. We offer the ability to sell both healthcare and non-healthcare benefit products in an online shopping environment that serves as an alternative to government-sponsored public exchanges.

Attract and maintain membership.    Our solutions allow carriers to maximize sales capacity and efficiency by communicating directly with their employer customers and individual members.

Reduce administrative costs.    The Benefitfocus Platform allows health plans to consolidate IT systems, automate and simplify various aspects of the benefits administration process, such as enrollment, plan changes, eligibility updates, and billing and payments, from one centralized location.

Facilitate real-time data exchange.    Our solutions simplify interactions and data exchange, and foster collaboration among carriers, suppliers, brokers, employers, employees and consumers. This allows health plans to rapidly tailor and offer new benefits packages.

Our Growth Strategy

We intend to strengthen our position as a leading cloud-based benefits enrollment and management platform for employers and health plans, working closely with brokers as partners in the ecosystem. Key elements of our growth strategy include the following:

Expand our customer base.    We believe that our current customer base represents a small fraction of targeted users that could benefit from our subscription solutions. In order to reach new customers in our existing markets, we are aggressively investing in our sales and marketing resources and our channel marketing strategy, including in ways intended to expand existing relationships and foster organic growth opportunities through brokers.

Further develop our partner ecosystem.    We believe we have a large opportunity to efficiently grow our customer base through our partners. To increase the number of consumers on our platform, we have established strong relationships with key participants in the benefits market, including, among others, SAP and SuccessFactors. We have also eliminated previous friction and improved our outreach to key constituents within the benefits industry, like brokers.

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

Extend our suite of applications and continue our technology leadership.    We are extending the number, range, and functionality of our benefits solutions. We have also extended the functionality of our products through mobile solutions. We intend to continue our collaboration with customers and partners so we can respond quickly to evolving market needs with innovative capabilities that support our leadership position.

Facilitate the purchase of non-medical benefits.    We believe we have a significant opportunity to drive higher employer placement of Benefit Catalog products and increase consumer engagement in purchasing Benefit Catalog products throughout an entire calendar year.  We also believe that our current Benefit Catalog portfolio of products will grow in number as we continue to advance our multidimensional marketplace.

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

The Benefitfocus Portfolio of Products

Our portfolio of products and services serve the entire benefits ecosystem; employers, health plans and brokers rely on Benefitfocus to simplify everything about benefits.

•	For Employers – our products and services are designed to reduce administrative burden, simplify enrollment, help control costs and increase workforce engagement.
•	For Health Plans – we deliver a seamless quote to pay experience that can help increase operational efficiency and improve customer satisfaction.
•

For Brokers – we offer an innovative platform designed to provide their clients with a comprehensive set of technology and services that support every aspect of their benefit programs - from plan design to employee engagement.

Products for Employers

Benefitplace (formerly Benefitfocus MarketPlace) is our solution for employers that helps them optimize the design of benefits plans, reduce healthcare costs, lessen administrative complexity and empower their employees to make better, more confident benefits decisions.

•	Benefitplace is a cloud-based benefits management portal that streamlines online enrollment, employee communication, and benefits administration.
o

Benefitplace provides a single location for employees to manage and review their benefits and related information quickly and easily at any time. Featuring an intuitive user experience with decision support tools, targeted communications, mobile app and other resources, Benefitplace enables employees to:

▪	make benefit elections during initial and open enrollment, as well as during important life events;
▪	manage dependents and beneficiaries;
▪	view account balances and manage contributions;
▪	access benefit and coverage details;
▪	educate themselves on various employer benefit offerings and policies; and
▪	complete required tasks such as submitting verification documentation.
o

Benefitplace also provides a single place for benefit and HR administrators to manage the employer’s benefits program—from executing basic approval tasks, to creating educational content and communication campaigns, to getting in-depth insight into participation and engagement trends. Benefitplace has a robust suite of intuitive tools, dashboards and other resources, to help empower administrators to simplify the complex, work more efficiently and create more value for employees.

Additional capabilities and services for employers that complement the core functionality of Benefitplace, include:

•

Health Insights (formerly Insights) is our data analytics solution that helps employers make more informed, data-driven decisions about their benefits offerings. This product aggregates benefit cost and claims data from relevant sources and allows customers to analyze, forecast, and monitor costs. Health Insights enables employers and their advisors to identify cost drivers, recognize trends, and predict future risks and costs. Additional capabilities include a plan modeling tool that customers can use to evaluate the impact of plan design changes, creating “what-if” scenarios to model different variables, such as co-pays, deductibles, benefits, inflation, and member populations.

•	ACA Management & Reporting is our solution that helps employers manage ACA compliance by consolidating and automating IRS reporting. Additionally, Benefitfocus is an approved transmitter,

allowing us to electronically file required ACA compliance documents with the Internal Revenue Service on behalf of our customers.
•

Billing & Payments (formerly MarketPlace Billing & Payments) is a comprehensive application that synchronizes enrollment and billing information to streamline the monthly billing process, automate adjustments and increase accuracy of payments. Billing & Payments gives employers the ability to automate or schedule single-invoice payments to all of their benefit providers. Employers can drill down by employee to see coverage level and plan, or focus in by vendor, benefit type or internal cost control center to gain more insight into cost drivers.

•

COBRA Administration is our solution for employers that simplifies management of COBRA, or the Consolidated Omnibus Budget Reconciliation Act, benefits.  COBRA Administration automates required communication, enrollment, fulfillment and payment processing within Benefitplace.

Benefit Catalog (formerly BeneftsPlace) is our transaction-oriented, marketplace solution, that allows employers to offer robust portfolio of vetted health, wealth, property and lifestyle benefits integrated into our consumer enrollment experience.

Benefit Catalog partners provide products that fit into four distinct categories:

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

Benefit Catalog adds value to all participants that participate on the platform.

•

Insurance carriers and specialty providers join Benefit Catalog as sellers. Sellers must meet a standard set of integration, quality, security, and financial standards to participate in Benefit Catalog. This ensures products are composed of marquee, industry-leading products. Sellers can expand their distribution channels and grow their reach to consumers.

•

Brokers work with Benefit Advisors to understand the types of products available through Benefitplace (formerly Benefitfocus Marketplace). With the use of data-driven insights, brokers have greater visibility into the status of their customers and participation levels of Benefit Catalog products, thereby helping activate their customers' benefits strategy.

•

Employers can design a strategic benefits portfolio, without the traditional constraints of administration and integration inefficiencies.  Benefit Catalog products include pre-built integrations, seller-provided content and communication materials, and a consistent set of system configurations and settings within Benefitplace.

•	Consumers gain access to Benefit Catalog products through our carrier and employer subscription-based enrollment products, Benefitplace (formerly eEnrollment and Benefitfocus

Marketplace). With an insight-driven, guided consumer retail experience that includes decision-support tools, educational information, and mobile access, consumers can select the best products for their individual needs all year long.

Products for Health Plans

Benefitplace (formerly Benefitfocus MarketPlace for Carriers) is our single, integrated end-to-end (Quote to Pay) solution for medical carriers that enables them to automate administration and deliver a seamless benefits experience.

•

Enrollment (formerly MarketPlace Enroll) provides a single, privately labeled platform for carriers to automate enrollment across all segments of their commercial group business. It includes benefits administration tools for brokers employers, supports complex business rules, such as eligibility and rating criteria and provides operational efficiency by transmitting eligibility and enrollment data to carrier membership systems. Enrollment also offers consumers a retail-like benefit enrollment experience with decision support tools, educational videos and content libraries that help consumers make informed benefit elections year-round.

•

Billing & Payments (formerly MarketPlace Bill) is an electronic invoice presentment and payment solution, or EIPP, privately labeled for health plans. It consolidates invoices from multiple insurance products so employers and individuals receive one invoice that can be viewed and paid electronically. Billing & Payments automates the synchronization of billing and membership data to improve the accuracy of billing processes and provides options to simplify bill payment, such as scheduled one-time and/or recurring payments.

•

Exchange (formerly MarketPlace Exchange) is a solution that bridges the integration gap between health plan and employer systems, allowing a seamless exchange of data between the two. Our customers use Exchange to consume eligibility and enrollment data from multiple, third-party systems, convert data from one format to another, and manage the flow of employee data between carriers and employers.

•

Quoting (formerly MarketPlace Quote) gives health plans and brokers tools to organize and proactively manage accounts, track leads, generate quotes, and create proposals for multiple products. Quoting allows health plans to define their own market segments and configure them with unique workflows and business rules. It also enables greater data accuracy by automatically incorporating updated products, options and pricing for the most current rates and quotes. Health plans purchase Quoting to increase productivity in their sales force.

Benefit Catalog is available to health plans to use to grow their business by offering a catalog of industry-leading products integrated into our consumer enrollment experience.

Products for Brokers

Brokers use the Benefitfocus Platform to manage the portfolios of their employer clients. This includes delivering strategic insights that improve their employer clients’ benefit experience and demonstrating greater value through access to a larger set of relevant products for employers. Brokers use our products to enable their clients to deliver a world-class employee benefits experience with personalized decision support tools and targeted, multi-channel communication that helps employees get the most value from their benefits.

•

Health Insights (formerly BenefitSaige Analytics) aggregates benefit cost and claims data from relevant sources, identifies cost drivers, recognizes trends, and predicts future risks and costs. Brokers use Health Insights to support strategic decisions for their clients with on-demand health plan analytics that provide insight to help control rising healthcare costs, optimize benefit investments and improve employee health outcomes.

•	Benefit Catalog allows brokers to easily offer new, in-demand products to their clients to fulfill their benefit strategy and help them attract and retain top talent.

•

Benefit Catalog consultative support for brokers through Benefit Advisors. This helps brokers understand the types of products available and optimize their customers’ Benefitplace experience. With the use of data-driven insights, brokers have greater visibility into the status of their customers and participation levels of Benefit Catalog product participation, thereby helping activate their customers' benefits.

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

Customers

Our customers include employers of all sizes across a variety of industries and some of the nation’s largest insurance carriers and aggregators. The following is a list of some of our significant employer and health plan customers:

Employer Customers	Health Plan Customers
American Eagle Outfitters Inc.	American Heritage Life Insurance Company
Amerigas Propane, Inc.	BlueChoice HealthPlan of South Carolina, Inc.
Blackbaud, Inc.	Blue Cross of Idaho Health Service, Inc.
Boston Scientific Corporation	Blue Cross and Blue Shield of Kansas City
Brookdale Senior Living Inc.	Blue Cross and Blue Shield of South Carolina, Inc.
Designer Brands Inc.	Wellmark, Inc.
Fender Musical Instruments Corporation
Nucor Corporation
Owens Corning
Panera Bread Company
Rush University Medical Center
SAP America Inc.
University of Alabama – Birmingham
University of Texas System
Zions Bancorporation

Our Benefit Catalog partners include some the nation’s leading insurance carriers and suppliers to help protect consumers health, wealth, and lifestyle. The following is a list of some of our significant carrier and supplier sellers:

Aetna	Haven Life
Aflac	HealthSherpa
Allstate Benefits	MetLife
BrightDime	Nationwide Pet Insurance
CIGNA	Pet Benefit Solutions
Genworth	The Hartford
GoodRx	Transamerica Corporation

No customer accounted for more than 10% of our total revenue during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2018, one customer accounted for 13% of total revenue.

Sales and Marketing

We sell our software solutions through our direct sales organization. Our direct sales team comprises employer-focused and health plan-focused field sales professionals who are organized primarily by geography and account size.

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
•

participation in, and sponsorship of, user conferences, executive events, trade shows and industry events, including our annual user and partner conference, One Place, and our invitation-only event for health insurance carrier executives, Health Plan Place;

•	integrated marketing campaigns, including direct email, online web advertising, blogs, webinars and industry reports that include original thought leadership drawn from our unique set of data; and
•	public relations, analyst relations and social media initiatives.

We also sell our software solutions through strategic partners such as SAP SE and Equifax.

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

Compliance and Certifications

We obtain third-party examinations of our controls relating to security. Certain examinations are conducted under Statement on Standards for Attestation Engagements, or SSAE, No. 18 (Reporting on Controls at a Service Organization). In particular, we obtain Service Organization Controls, or SOC, reports known as SOC 1 Type II and SOC 2 Type II audits that test the design and operating effectiveness of controls over a period of time. An independent auditor conducts these examinations annually and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability, confidentiality, privacy, change management, and logical security. On an annual basis, a data security and HIPAA compliance risk assessment are also performed.

On an annual basis, we complete an independent assessment by a qualified security assessor (QSA) of compliance against the Payment Card Industry Data Security Standards, or PCI-DSS, applicable to Level 1 service providers. These standards focus on application and network security controls for companies that transmit and store credit card data on behalf of clients. Benefitfocus meets PCI compliance requirements as a Level 1 service provider and submits its Report on Compliance and Attestation of Compliance documenting this assessment to the three major credit card brands annually.

Competition

While we do not believe any single competitor offers similarly expansive benefits administration solutions, we face competition from various sources, many of which have greater resources than us. We have historically described our competition in our two market segments, employer and health plan. We believe that sources of competition encompass:

•	ERP software companies offering a cloud-based benefits administration software solution;
•	HR outsourcing companies;
•	payroll service providers who expanded their core payroll services to include some form of cloud-based benefits administration services;
•	insurance carriers that have invested in internally developed benefit management solutions;
•	member services companies, including those providing web-based subscriber enrollment and claims adjudication services;
•	brokers and consultants who have influence over benefits offerings; and
•	various niche software vendors.

We believe that competition for benefits administration solutions is based primarily on the following factors:

•	capability for customization through configuration, integration, security, scalability, and reliability of applications;
•	competitive and understandable pricing;
•	breadth and depth of application functionality;
•	access to broad offering of non-medical benefits;
•	size of customer base and level of user adoption;
•	extensive data exchange network;
•	cloud-based delivery model;
•	dynamic communication capabilities with contextual media, animation, and acknowledgement tools;
•	ability to integrate with legacy enterprise infrastructures and third-party applications;
•	domain expertise in benefits and healthcare consumerism;

•	extensive base of rules and event-driven benefit eligibility and enrollment;
•	accessible on any browser or mobile device;
•	modern and adaptive technology platform;
•	clearly defined implementation timeline;
•	customer-branding and styling;
•	data exchange standardization; and
•	ability to innovate and respond to customer and legislative needs rapidly.

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

Our research and development expenses were $46.2 million, $54.7 million and $47.9 million for the years December 31, 2020, 2019 and 2018, respectively.

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

We use numerous trademarks for our products and services, and “Benefitfocus”, “Benefitfocus BenefitPlace”, “One Place”, “Benefitfocus For Life”, “ BenefitPlace”, “All Your Benefits. One Place.”, and “All Your Benefits. In Your Pocket.” are registered marks of Benefitfocus in the United States. Through claimed common law trademark protection, we also protect other Benefitfocus marks which identify our services, and we have reserved numerous domain names, including “benefitfocus.com”. We also have registered trademarks and pending trademark applications in foreign jurisdictions such as Australia, Canada, India, Israel, Ireland, New Zealand, South Africa, and the United Kingdom.

We have been granted seven U.S. patents and all our patents are for utility patents. Our patents provide protections up to 2034. We also have three Chinese, two Australian, two Japanese, two Taiwanese R.O.C., five Hong Kong, and one Canadian patents.

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

Changes in Healthcare Regulation and Markets

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

With respect to our operations as a healthcare clearinghouse, we are directly subject to the Privacy Rule, the Security Rule and the Breach Notification Rule. In addition, our carrier customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a Business Associate and that require us to safeguard protected health information and restrict how we may use and disclose such information. The Privacy Rule extensively regulates the use and disclosure of protected health information by Covered Entities and their Business Associates. For example, the Privacy Rule permits Covered Entities and their Business Associates to use and disclose protected health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the Privacy Rule. The Privacy Rule also provides patients with rights related to understanding and controlling how their health information is used and disclosed. To the extent permitted by the Privacy Rule and our contracts with our customers, we may use and disclose protected health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the Privacy Rule and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The Security Rule requires Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of protected health information that is electronically transmitted or electronically stored.

If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with the Privacy Rule, Security Rule, or Breach Notification Rule while acting as a Covered Entity or Business Associate, we could face civil penalties of up to $59,522 per violation and a maximum civil penalty of $1,785,651 in a calendar year for violations of the same requirement, in addition to criminal penalties. Recently, the U.S. Department of Health and Human Services Office for Civil Rights, which enforces HIPAA, appears to have increased its enforcement activities. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents.

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

Health Plan and Other Entity Identifiers.    HHS has promulgated regulations implementing the establishment of a unique health plan identifier, or HPID. Similar to a provider’s national provider identifier, the HPID provides an identification system for health plans to use for electronic transactions. HHS has also promulgated regulations implementing another entity identifier, or OEID, that serves as an identifier for entities that are not health plans, healthcare providers or individuals. These other entities, which include third-party administrators, transaction vendors, and clearinghouses, are not required to obtain an OEID, but they could obtain and use one if they needed to be identified in standardized transactions. The implementation of the enforcement of the HPID and OEID process has been indefinitely delayed by HHS, and if implemented its impact on our business is unclear at this time.

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

Human Capital Resources

As of December 31, 2020, we employed approximately 1,200 employees, who we refer to as associates. None of our associates are represented by a labor union or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our associates, and we consider our current relations with our associates to be good. All of our associates are located in the United States.

We believe our associates are our greatest asset. We are committed to designing a culture and environment that empowers our associates to thrive in their professional and personal lives. We believe our corporate culture provides an advantage in recruiting new employees and retaining our best talent, as well as driving behaviors across our entire organization that help us succeed.

Our mission is to improve lives with benefits. Our mission starts with our associates. We support the total wellbeing of our associates through targeted programs, products and community initiatives. Our associates have access to an innovative total rewards package, to help them to flourish, thrive and prosper.

We offer a package of benefits to our associates so they can engage with benefits designed to protect and improve their total wellbeing, such as:

•

Essential core benefit offering in medical, dental and vision, with an annual contribution to the associate’s health savings account and the opportunity to personalize their benefit options to meet a diverse set of needs;

•	Company-sponsored health and wellness programs; and
•	A wide variety of curated voluntary benefits that help foster peace of mind.

Associates can develop resiliency and find support that fosters work-life balance through programs, adaptive skill-building and positive experiences, including:

Company-sponsored emotional health programs with caregiving support, employee assistance program and health advocacy services;

•	A paid leave program;
•	Company-sponsored disability benefits; and
•	A culture and programs designed to help associates find connection and belonging.

Associates can build future financial security while being equipped for growth and success, including through our 401(k) Retirement Savings Plan with Company match, an Employee Stock Purchase Plan (ESPP), and grants of equity awards to every full-time associate.

In 2020, the COVID-19 pandemic had a significant impact on our workforce. Most of our associates have worked remotely since March 2020. We responded by establishing a team charged with considering and implementing strategies and policies to support our associates in this new environment. We also communicate frequently with associates to share and reinforce governmental recommendations and guidelines for safely navigating the pandemic.

We have a number of resources to support associates to thrive both professionally and personally including training and development programs, leadership programs, performance management, and regular engagement surveys that encourage open-ended feedback.

Benefitfocus is committed to providing a diverse and inclusive workplace in which equality, representation and respect create a culture of belonging. We believe our collective experiences make us stronger. We strive to be a place where everyone respects one another, regardless of national origin, race, color, gender, gender identity or expression, religion, ethnicity, sexual orientation, age or disability. As part of this commitment, we have established a Diversity, Inclusion and Belonging Council with a charter and executive sponsorship. We are committed to our mission to improve lives with benefits, and we are equally committed to embrace the diversity and uniqueness of everyone to move this mission forward.

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

Executive Officers

The following table sets forth information concerning our executive officers as of March 9, 2021:

Name	Age	Position
Stephen M. Swad	59	President and Chief Executive Officer, Director
Mason R. Holland, Jr.	56	Executive Chairman, Director
Alpana Wegner	48	Chief Financial Officer, Treasurer

Stephen M. Swad—President and Chief Executive Officer

Stephen Swad has been our President and Chief Executive Officer and a member of the board of directors since August 2020.  Prior to that Mr. Swad served as our Chief Financial Officer and Treasurer from July 2019 until his recent appointment. He has also previously served on our board of directors from December 2013 until July 2019. From January 2016 until July 2019, Mr. Swad served as Chief Financial Officer of Vox Media, LLC. From February 2012 until April 2015, Mr. Swad served as the President, Chief Executive Officer, and a director of Rosetta Stone Inc., a previously publicly held language-learning software company until its merger with Cambium Holding Corp. He was previously its Chief Financial Officer beginning in November 2010. Prior to joining Rosetta Stone, Mr. Swad served as the Executive Vice President and Chief Financial Officer of Comverse Technology, Inc., beginning in May 2009. Prior to that, he served as Executive Vice President and Chief Financial Officer of Federal National Mortgage Association (Fannie Mae) (OTCQB) from May 2007 until August 2008. He has also held various senior financial management positions with then-public companies, including AOL Inc. (now a part of Oath Inc., renamed Verizon Media) and Time Warner Inc. now known as Warner Media LLC and its subsidiaries. Mr. Swad, a former partner of KPMG LLP, has also served as a Deputy Chief Accountant at the SEC. He served on the board of Eloqua, Inc. from August 2011 until February 2013, including between August 2012 and February 2013, during which time it was a publicly held company. Mr. Swad holds a B.A. in business administration from the University of Michigan.

Mason R. Holland, Jr.—Executive Chairman of the Board

Mason Holland, one of our founders, has been our Executive Chairman and a member of the board of directors since our founding in June 2000. Mr. Holland is responsible for the coordination of strategic partnerships with industry leaders and client relations. Mr. Holland founded American Pensions, Inc. in 1988, serving as its Chairman and President from 1988 to 2003. Mr. Holland also has established and operated a number of other business entities throughout his 35 plus year career, including a real estate development firm established in 1989 and still operational and a jet aircraft manufacturer for which he served as lead investor, chief executive officer and board chairman from 2009 to 2014. Mr. Holland has served on the board of the private company AmplifiedAg, Inc. since September 2018 and on the boards of the following non-profit organizations, American Red Cross, Lowcountry Chapter, South Carolina Region; South Carolina Aquarium; and The Charleston Gaillard Management Corporation. Mr. Holland attended Old Dominion University in Norfolk, Virginia.

Alpana Wegner – Chief Financial Officer

Alpana Wegner has been our Chief Financial Officer since August 2020.  Prior to that Ms. Wegner has served as our Vice President, Corporate Controller since December 2017, having first joined the Company in April 2017 in the carrier business unit as general manager. Previously, Ms. Wegner worked for Blackbaud, Inc. (NASDAQ: BLKB) beginning in October 2008. She served first as director of SEC reporting, then interim Corporate Controller, followed by Vice President roles as the Chief Financial Officer of the enterprise customer business unit, and in sales operations. From May 2001 to August 2004, Ms. Wegner served as the director of external reporting and compliance at Allied Waste Industries, Inc. (which was later purchased by Republic Services, Inc.). She also served in the assurance and business advisory segment of Arthur Andersen LLP. Ms. Wegner has previously served on the board of the non-profit Louie’s Kids, Inc. Ms. Wegner holds the CPA designation and received a B.S. in Accountancy from Arizona State University.

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

We have had a history of net losses, including of $24.3 million, $45.5 million, and $52.6 million, for the years ended December 31, 2020, 2019, and 2018, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenditures make it harder for us to achieve and maintain future profitability. We might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on August 4, 2017, the first trading day after we publicly announced our operating results for the second quarter ended June 30, 2017, our stock price dropped $7.10 per share, or approximately 20.5%, to $27.50. Additionally, our stock traded at a multi-year low in March 2020 of $6.09 per share.

Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	the potential economic impact of COVID-19 on our products and services;
•	the extent to which our products and services achieve or maintain market acceptance, including through brokers;
•	our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;
•

changes in the regulatory environment related to benefits and healthcare, including in light of the Democratic party winning the U.S. presidency and control of the U.S. Senate, in addition to the House of Representatives;

•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;

•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	regulatory compliance costs;
•	the timing, size, and integration success of potential future acquisitions; and
•	unforeseen expenses, including stockholder activist, litigation, and settlement costs.

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

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, which resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Since then, the COVID-19 pandemic has rapidly spread across the globe, and more importantly for our business across the United States, resulting in significant financial volatility, uncertainty, and economic disruption.

The COVID-19 pandemic could have a continued adverse impact on our business and future financial performance. In response, in 2020, we took several measures to contain costs and preserve our liquidity profile, including, among other things, implementing our previously reported restructuring plan and executive compensation and Board of Director compensation reductions. We also took precautionary measures to help ensure the safety and well-being of our employees and customers, including implementing a mandatory work-from-home policy, and establishing a COVID-19 Resource Center for our customers and funds to help support our own at-risk employees and their families. We expect our workforce to continue to remotely for a significant portion of 2021.

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

Our business could be negatively affected as a result of the actions of activist stockholders.

Proxy contests and other actions by activist stockholders have been waged against many companies in our industry over the last several years. Activist stockholders might agitate, either publicly or privately, for changes to a company’s board of directors, management, structure, spend or strategic direction, among other things. Such actions might cause significant disruption to a company’s operations and cause a company to expend a significant amount of time and resources in responding to their requests.

Recently, we have engaged in extensive dialogue with an activist stockholder. These discussions resulted in the expenditure of significant time and energy by management and our Board of Directors and required dedication by the Company of significant resources. We have undertaken, and will continue to implement, several initiatives in order to enhance our corporate governance, improve our financial flexibility, bolster our balance sheet and strengthen our leadership team, but there is no assurance that we will achieve these goals, or that doing so will decrease the likelihood of activist stockholder engagement in the future.

If faced with a proxy contest or other activist stockholder request or action in the future, we might not be able or willing to respond successfully to the contest, action, or request, which could be significantly disruptive to our business. Even if we are successful, our business could be adversely affected by any proxy contest or activist stockholder request or action involving us because:

•

responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees, and can lead to uncertainty;

•

perceived uncertainties as to the future direction of the Company or its business might result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and might make it more difficult to attract and retain qualified personnel and business partners; and

•

if individuals are elected to our Board of Directors with a specific agenda, it might adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our stockholders.

Any such activist stockholder contests, actions or requests, or the mere public presence of activist stockholders among our stockholder base, could cause the market price for our ordinary shares to experience periods of significant volatility.

We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example: in 2020,  Ray August stepped down as president and chief executive officer and was replaced by Stephen Swad, our then-current chief financial officer, and Alpana Wegner, our then-current vice president, corporate controller, was appointed as our chief financial officer. Additionally in 2020, our former Chief Technology Officer resigned for personal reasons. In 2021, the Company announced that Mason Holland would step down from his position as Executive Chairman and a member of the Board, to be effective at the Company’s 2021 annual stockholders meeting. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

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

The cloud-based benefits management software market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of employers, carriers, consumers and brokers to increase their use of benefits management software. Many employers and carriers have invested substantial personnel and financial resources to integrate internally developed solutions or traditional enterprise software into their businesses for benefits management, and therefore might be reluctant or unwilling to migrate to our cloud-based solutions, including Benefit Catalog (formerly BenefitsPlace). Furthermore, some businesses might be reluctant to use cloud-based solutions because they have concerns about the security of their data and the reliability of the technology delivery model associated with these solutions. If employers, carriers, consumers and brokers do not perceive the benefits of our solutions, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we might make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition or results of operations.

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

Our success depends in part on providing products and services that consumers, employers, insurance carriers, and brokers will use to manage benefits. We have refocused on customer-driven innovation and must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that customers will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity, or are not effectively brought to market. As technology continues to develop, our competitors might be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by us. This would force us to compete on additional product and service attributes and to expend significant resources in order to remain competitive.

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

We sell our products and services pursuant to agreements that are generally one to three years for employers and three to five years for carriers. While our employer contracts generally automatically renew, our carrier customers have no obligation to renew their contracts after their contract period expires, and these contracts might not be renewed on the same or on more profitable terms if at all. Additionally, some of our carrier customers are able to terminate their respective contracts without cause or for convenience, although generally our carrier contracts are only cancellable by the carrier in an instance of our uncured breach. As a result, our ability to grow depends in part on the continuance and renewal of our carrier contracts. We have experienced increased customer non-renewal over the past year or so. We cannot accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their level of satisfaction or dissatisfaction with our services, the cost of our services, the cost of services offered by our competitors, consolidations or reductions in our customers’ spending levels. If our carrier customers terminate or do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality or products, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

A significant amount of our revenue is derived from our largest customers, and any reduction in revenue from any of these customers would reduce our revenue and net income.

Our ten largest customers by revenue accounted for approximately 34%, 37% and 42% of our consolidated revenue in each of 2020, 2019 and 2018, respectively. No customer accounted for more than 10% of our revenue in 2019 or 2020. One customer accounted for approximately 13% of our revenue in 2018. If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be materially and adversely affected.

Economic or geopolitical uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our solutions and negatively impact our results of operations.

General worldwide economic and geopolitical conditions have experienced significant downturns in the past, and market volatility and uncertainty remain widespread, including as a result of the coronavirus and the 2020 presidential election.  All of this makes it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits, or HR budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition, and/or loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. For example, during 2020 we experienced an increase in early termination and credit requests from our customers. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

Failure to adequately and effectively expand our direct sales force will impede our growth.

We believe that our future growth will in part depend on the development of our direct sales force and its ability to obtain new customers and to expand and further develop our existing customer base. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand, train and retrain our direct sales force do not generate a corresponding increase in revenue. For example, reductions of our salesforce in 2016, 2018 and 2020, among other factors, negatively impacted sales, and as a result, revenue going forward. In particular, if we are unable to hire, develop and retrain sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our growth will be impeded.

Our growth depends in part on the success of our strategic relationships with third parties, including brokers.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties including resellers such as SAP SE, and other referral sources such as brokers, consultants, specialty benefits providers, insurance carriers, technology and content providers, administrative service providers and third-party system integrators. Identifying partners, negotiating and documenting relationships with them, and developing referral sources requires significant time and resources. In the first quarter of 2019, Mercer sold all of its Benefitfocus stock and we amended our commercial relationship with Mercer to better align with our strategic priorities and current trends in the marketplace. Our revised commercial agreement with them led to a reduction in our revenue from the relationship in 2019 and 2020, and we believe this trend will continue in 2021. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. Acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

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

Under most of our customer contracts, we base our fees on the number of individuals to whom our customers provide benefits and the number of products or services subscribed to by our customers or purchased by their employees. Many factors may lead to a decrease in the number of individuals covered by our customers and the number of products or services subscribed to by our customers, including:

•	layoffs by our customers or affecting our customers, in response to the COVID pandemic or otherwise;
•	failure of our customers to adopt or maintain effective business practices;
•	changes in the nature or operations of our customers;
•	government regulations; and
•	increased competition or other changes in the benefits marketplace.

If the number of individuals covered by our customers or the number of products or services subscribed to by our customers decreases for any reason, our revenue will likely decrease and could affect the contractual minimums for renewals in future periods. For example, during 2020, we experienced an increase in early termination and credit requests. Additionally, in 2020 revenue from some health plan customers was protected from decreases in the number of covered employees because it was based on contractual minimums, which might be renewed at lower levels in future periods.

Failure to manage our continued growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.

We have experienced growth in the past and anticipate future growth, which could put a strain on our business. To manage our anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems, and controls. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to effectively manage our anticipated future growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees. Our anticipated future growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our anticipated future growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards due to prior period losses, which began expiring unutilized in 2020 and will continue expiring through 2039 if not utilized. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, some of which have expired unutilized. The tax credit carryforwards that expire unused are unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

We prepare our financial statements in accordance with GAAP. These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions. For example, we incurred considerable cost and effort to implement the new revenue and lease standards in 2018 and 2019.

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

Our products and services involve the storage and transmission of customers’ and consumers’ confidential information, which may include sensitive individually identifiable information that is subject to stringent legal, regulatory, or contractual obligations. Because of the sensitivity of this information, our privacy and security measures related to our products and service offerings, including the security features of our software, are very important. Although we have privacy and security measures in place designed to protect customers’ and consumers’ data and our systems, techniques used to obtain unauthorized access or to sabotage systems and data change frequently and often are not recognized until launched against a target. It is also possible that, due to the surreptitious nature of certain data breaches and other incidents, they may remain undetected for an extended period, which may exacerbate harm to the company. We cannot ensure that our measures will not be breached or otherwise fail to protect confidential information or prevent disruption of our products and services, including as a result of inadvertent disclosures through technological or human error (including employee or service provider error), malfeasance, hacking, ransomware, social engineering (including phishing schemes), computer viruses, malware, or otherwise. Unauthorized individuals may acquire or obtain unauthorized access to our customers’ or consumers’ confidential information (including medical, financial or other personal information). Data breaches, failures of our privacy or security measures, inadvertent disclosures, disruptions of our products and services, and other incidents could result in serious harm to our reputation, our business could suffer, and we could incur serious liability and other expenses related to litigation (including damages associated with breach-of-contract claims and consumer litigation), penalties for violation of applicable laws or regulations, costly litigation or government investigations, and remediation efforts to prevent future occurrences.

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

We serve our customers primarily from three data centers, located in Raleigh, North Carolina,  Charlotte, North Carolina, and Ashburn, Virginia. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

The healthcare and wellness industries are highly-regulated and subject to changing political, legislative, regulatory, and other influences. Changes in the laws and regulations may impact the operating environment and healthcare market and, by extension, the employee benefits industry. Among other impacts, existing and new laws and regulations affecting the employee benefits industry could create legal liabilities for us, cause us to incur additional costs and/or restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not always clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

Healthcare Market Reforms. Healthcare services and benefits are delivered and reimbursed under an increasingly intricate, and frequently uncertain, statutory and regulatory framework. Ongoing efforts to repeal and/or reform part or all of the Patient Protection and Affordable Care Act of 2010 (“PPACA”), new payment models for certain federal healthcare programs, and efforts to slow the growth in healthcare spending and to alter the regulatory landscape have created uncertainty in the healthcare industry broadly. Although many of these laws and regulations do not directly apply to us, they may affect the business of many of our customers. For instance, carriers and large employers might experience changes in the numbers of individuals they insure as a result of the elimination of the penalty associated with PPACA’s individual mandate, possible repeal of guaranteed issue, and flux in the state and national exchanges under PPACA. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA repeal efforts and other deregulatory initiatives on our business model, financial condition, and operations, as well as changes in the business of our customers and the number of individuals they insure, may negatively impact our business.

•The Federal Anti-Kickback Statute, the federal False Claims Act, the Stark Law, and related laws. Providers and suppliers that accept reimbursement from federal and state healthcare programs, and those that contract with them, are required to comply with various laws and regulations intended to minimize the risk of fraud and abuse. These laws include the federal anti-kickback statute, which attaches criminal liability to unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs; the Stark Law, which attach repayment and monetary damages where a healthcare service provider seeks reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with such service provider; the federal False Claims Act, which attaches per-claim liability and potentially treble damages to the filing of false claims for federal payment; the federal prohibition on beneficiary inducements. Many states have also adopted similar laws that apply to any third-party payor including commercial plans.

The False Claims Act prohibits intentionally submitting, conspiring to submit, or causing to be submitted, false or otherwise improper claims, records or statements to the federal government, or intentionally failing to return overpayments, in connection with reimbursement by federal government programs. In addition, violations of the Stark law and the federal Anti-Kickback Statute can also lead to liability under the federal False Claims Act. Most states have enacted false claims laws analogous to the federal False Claims Act. In addition, the federal False Claims Act and some state false claims laws permit private individuals to file whistleblower lawsuits known as “qui tam” actions on behalf of the federal or state government. Many states have passed laws similar to the federal False Claims Act that pertain to all payors, not just items or services paid for by the federal government.

Although our business operations are not generally directly subject to these laws and regulations, any contract we have with a government entity requires us to comply with these laws and regulations. Further, our customers and clients are often subject to these complex laws, and any failure by us or our clients to comply with these laws and regulations could result in substantial liability, including but not limited to criminal liability, could adversely affect demand for our or our client’s services, and could force us to expend significant capital and other resources to address the failure. Any determination by a court or regulatory agency that our services with government clients violate these laws and regulations could subject us to civil or criminal penalties, invalidate all or portions of some of our government client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving not only government clients but also all clients doing business with government payers, and have an adverse effect on our business. In addition, failure to accurately anticipate the application of these laws and regulations to our or our client’s business or any other failure to comply with regulatory requirements could create liability and negatively affect our business. These risks are exacerbated by the fact that many of these laws have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations.

•

HIPAA and Other Privacy and Security Requirements. Numerous federal and state laws and regulations govern the privacy and security of personal health information. In particular, regulations govern the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, established privacy and security standards that limit the use and disclosure of protected health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Health plans, healthcare clearinghouses, and most providers are “Covered Entities” subject to HIPAA. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or the Privacy Rule, and the security regulations established under HIPAA, or the Security Rule, and the data security breach notification regulations established under HIPAA, or the Breach Notification Rule. In addition, our carrier customers, or payors, are considered Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard protected health information and restrict how we may use and disclose such information. Both Covered Entities and Business Associates are subject to direct oversight and audit by the Department of Health and Human Services.

Violations of HIPAA could result in civil fines of up to $59,522 per violation and a maximum civil penalty of $1,785,651 in a calendar year for violations of the same requirement, as well as criminal penalties. The U.S. Department of Health and Human Services’ Office for Civil Rights (“OCR”), which enforces HIPAA, continues to increase its enforcement activities. OCR also operates a formal HIPAA audit program. The audits are intended to assess compliance with HIPAA by both Covered Entities and Business Associates and are conducted by OCR with assistance from third-party vendors. Issues identified during the audits may result in agency-

imposed corrective action plans or civil monetary penalties. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents.

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

•

Personal Privacy and Consumer Protection. Numerous federal and state laws and regulations govern the collection, retention, use, and disclosure of personal information. In addition to HIPAA, we are subject to various laws, rules and regulations related to privacy and information security, including those promulgated under the Gramm-Leach-Bliley Act and various state laws regulating the use and security of personal information. Those laws, rules, and regulations include requirements such as reasonable and appropriate safeguards to protect personal information or providing appropriate notice to consumers about how their personal information will be used or disclosed. State legislatures have been actively considering and enacting new laws addressing data security, security breach notification, and privacy, including updates to the California Consumer Privacy Act of 2018 that were passed in 2020. Additionally, the California Privacy Rights Act was recently approved by California voters through a ballot initiative. These areas may present implementation challenges, could be an enforcement priority for the state regulators, and could generate increased lawsuits by consumers and other individuals. Our management believes that we are currently operating in compliance with these regulations. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy rules and regulations, could result in higher compliance and technology costs for us.

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

Risks Related to Our Indebtedness

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

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

Servicing our debt and preferred dividends requires a significant amount of cash, and we might not have or be able to obtain sufficient cash to pay our substantial debt or required dividends.

As of December 31, 2020, we had $221 million aggregate principal of Notes outstanding. We also had the ability to borrow an aggregate of $50 million under our current credit facility, all of which would be secured debt. Further, holders of our redeemable preferred stock are entitled to dividends of 8% per year, payable quarterly, which is approximately $6.4 million per year as of December 31, 2020, if paid in cash rather than in kind. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business might not continue to generate cash flow from operations in the future sufficient to service our debt timely. In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We might not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default and acceleration of our debt obligations.

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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of the Notes. The Notes may in the future become convertible at the option of the holders of the Notes prior to December 15, 2023 under certain circumstances as provided in the indenture governing the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in September 2013 through March 8, 2021, the per share trading price of our common stock has been as high as $77.00 and as low as $6.09. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2020, we had an aggregate of 32,327,439 shares of common stock outstanding. As of December 31, 2020, there also were outstanding options and restricted stock units to purchase 2,712,805 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale, subject in some cases to Rule 144. We have also registered an aggregate of 12,584,766 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. In addition, a substantial number of shares of our common stock is reserved for issuance upon conversion of the Notes. There are also shares of Series A Preferred Stock (the “Preferred Stock”) that are convertible into an aggregate of 5,333,334 shares of our common stock. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

As of December 31, 2020, the outstanding shares of our Preferred Stock were convertible into an aggregate of 5,333,334 shares of our common stock. Additional shares of our common stock may also be issued to the holders of our Preferred Stock in the event we make payment of the regular quarterly dividend on the Preferred Stock in kind, instead of in cash. The issuance of shares of common stock upon conversion of the Preferred Stock would dilute the percentage ownership interest of all holders of our common stock and any positive book value per share of our common stock, and would increase the number of publicly traded shares, which could depress the market price of our common stock. The fact that our stockholders can sell a substantial amount of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional funds though the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for substantially all disputes between us and our stockholders. These choice of forum provisions could limit the ability of stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Unless we consent to the selection of an alternative forum, our amended and restated bylaws provides that the Court of Chancery of the State of Delaware, or the Court of Chancery, will be, to the fullest extent permitted by law, the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to the Company or our stockholders; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, or our certificate of incorporation or bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Since the choice of forum provisions are only applicable to “the fullest extent permitted by applicable law”, as provided in our bylaws, the provisions do not designate the Court of Chancery as the exclusive forum for any derivative action or other claim for which the applicable statute creates exclusive jurisdiction in another forum. As such, the choice of forum provisions do not apply to any actions arising under the Securities Act of 1933, as amended or the Exchange Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

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
•

the classification of our board of directors into three classes with only one class, representing approximately one-third of our directors, standing for election at each annual meeting (although we intend to bring a proposal to declassify our board to the stockholders for consideration at our 2021 annual stockholders meeting); and

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, we occupied approximately 289,000 square feet on the Daniel Island Executive Center campus in Charleston, South Carolina. This office space is leased under leases expiring in 2031.  As of December 31, 2020, we also leased facilities in Greenville, South Carolina; Tulsa, Oklahoma; and Brookfield, Wisconsin.

Since March 2020, most of our associates have worked remotely as a result of the COVID-19 pandemic. Our facilities have remained accessible on a limited basis and have been underutilized since March 2020. Our associates have been successfully productive in a remote environment. In the long-term, we expect to utilize a hybrid approach to work with some combination of remote and in-office presence. As a result, we are assessing our space requirement for the future and have listed space for sublease on our headquarters campus in Charleston, South Carolina and in Tulsa, Oklahoma. On December 31, 2020, we sublet all of the space at our Brookfield, Wisconsin facility.

We believe that our current facilities are sufficient for our needs. We may add other facilities or geographic markets in the future, and we believe that suitable additional space will be available as needed to accommodate any such needs of our operations.

Item 3. Legal Proceedings.

From time to time, we might become involved in legal or regulatory proceedings arising in the ordinary course of our business. Other than as disclosed below, we are not currently a party to any material litigation or regulatory proceeding and we are not aware of any pending or threatened litigation or regulatory proceeding against us that could have a material adverse effect on our business, operating results, financial condition or cash flows.

On March 2, 2021, Benefitfocus, Inc., The Goldman Sachs Group, Inc., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., GS Capital Partners VI GMBH & Co. KG, Mercer LLC, Marsh & McLennan Companies, Inc., Mercer Consulting Group, Inc., Mason R. Holland, Jr., Raymond A. August, Jonathon E. Dussault, Douglas A. Dennerline, Joseph P. DiSabato, A. Lanham Napier, Francis J. Pelzer V, Stephen M. Swad, Ana M. White, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Piper Jaffray & Co., Raymond James & Associates, Inc., Wedbush Securities, Inc., and First Analysis Securities Corporation were named as defendants in a purported class-action lawsuit filed by the City of Pittsburgh Comprehensive Municipal Pension Trust Fund in the Supreme Court of the State of New York, County of New York. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our secondary public offering commenced on or about March 1, 2019. The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our commercial relationships and failing to disclose certain material adverse facts, trends or uncertainties or significant risks that made the secondary public offering speculative and risky. The complaint seeks rescission or rescissory damages and compensatory damages, costs and fees incurred in the action. We do not believe the complaint has merit and plan to vigorously contest and defend against it.

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

As of December 31, 2020, we had 38 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on December 31, 2015, in the common stock of Benefitfocus, Inc., the S&P 500 Index and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Benefitfocus, Inc.
S&P 500 Index
S&P 1500 Application Software Index

	Base Period
Company / Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Benefitfocus, Inc.	$100.00	$81.62	$74.20	$125.64	$60.29	$39.79
S&P 500 Index	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
S&P 1500 Application Software Index	$100.00	$107.83	$155.45	$187.66	$255.62	$378.53

Purchases of Equity Securities by the Company

Set forth below is a summary of the shares repurchased by the Company during the three months ended December 31, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Stock Repurchase Program(1)	–	–	–	$10,333
(1)

During the three months ended December 31, 2020, there were no purchases of shares of common stock under the Company’s stock repurchase program, which was announced March 3, 2020, for the potential repurchase of up to $20 million of the Company’s outstanding common stock.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Part III “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report beginning on page 24 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Benefitfocus provides industry-leading, cloud-based benefits management technology solutions for employers and health plans. The Benefitfocus enrollment platform simplifies how organizations procure benefits and connect to the necessary benefits products and services that improve the lives of their employees and the American workforce. Our core technology solutions facilitate employee benefits administration and enrollment; our solutions enable working Americans and their families to select and engage in the right benefits products and services for themselves; and our data advantage deliver insights to employers, health plans and their advisors to help control healthcare spending and reduce unnecessary expenses.

The Benefitfocus Platform has a multi-tenant architecture and a user-friendly interface designed for employees to access all of their benefits in one place. Our comprehensive solutions support medical benefit plans and non-medical benefits, such as, dental, life, disability insurance, income protection, digital health and financial wellness. Our platform includes functionality designed to help consumers identify and evaluate benefit options available to them. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for the Benefitfocus Platform is growing.

Our economic model includes a transaction-oriented solution, now known as our Benefit Catalog, that aligns brokers, carriers and suppliers around the needs of employers and employees. In this model, Benefit Catalog sellers, who are carriers and suppliers, offer their voluntary and specialty benefit products in a “marketplace” alongside the benefits enrollment platform. This marketplace is designed to increase the economic value of the employee and consumer lives on our platform by aligning Benefit Catalog products to consumer needs. In exchange for Benefitfocus delivering employee/consumer access, data-driven analysis and operational efficiencies, seller partners pay us a percentage of the purchases completed on our platform. Carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency. Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

We classify our revenue into three streams – subscription, platform, and professional services revenue. Subscription and platform revenue are combined and reported as software services revenue.

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and insurance carrier customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 67%, 66%, and 69% of our total revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 13%, 11%, and 9% of our total revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 20%, 23%, and 22% of our total revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

Expanding our customer base is a key element of our growth strategy. We believe that our continued innovation and new solutions, such as Benefit Catalog, which extend to the functionality of our mobile offerings, provide more robust data analytics capabilities and enhance our ability to quickly respond to evolving market needs, we believe these innovative capabilities will help us attract additional lives to our platform through new employer customers, partners and brokers and increase our revenue from existing customers and relationships.

We believe that there is a substantial market for our services, and we have been investing in growth over the past several years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. As we have invested in growth, we have had operating losses in each of the last ten years. Although our operating results have improved, we could incur operating losses in future periods. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and our hybrid subscription and transaction-based financial model, we believe that our current investment in growth should lead to increased revenue in the long-term, which may allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

During the initial peak of the COVID-19 pandemic during the second quarter of 2020, we experienced delays in completing selling as HR professionals shifted their focus away procuring technology solutions. We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy. Therefore, we did not consider the COVID-19 pandemic to have been a triggering event to accelerate our annual impairments tests.

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

The impact that COVID-19 will have on our consolidated financial statements beyond 2020 remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

While the ultimate impact of the pandemic on our business and financial results remains uncertain, our business has been impacted by the following:

•	New sales. We have experienced longer sales cycles and a slowdown in new sales activity which negatively impact professional services revenue and platform revenue from new business.
•

Unemployment. The increase in unemployment caused by the pandemic has negatively impacted platform revenue by decreasing the rate at which our Benefits Catalog voluntary benefits offerings are purchased. Our subscription revenue has been impacted to a lesser extent in 2020 depending on the level of contractual minimums in our contracts and a delay in when unemployed workers leave our platform. In addition, unemployment has caused a decrease in net benefit eligible lives on our platform in the near term.
•

Participation in Voluntary Benefits. Participation of lives on our platform in purchasing voluntary benefits did not grow compared to the previous year as a result of the economic impacts of the pandemic on income levels across the country.

As a result of the nature of our customer relationships, the stability of our subscription revenue, the cost restructuring actions taken in the second quarter of 2020 and our ongoing investments in automation, we believe we will be able to increase cash flows from operations and achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many risks and factors beyond our control, such as the COVID-19 pandemic.

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

Net Benefit Eligible Lives

Part of our growth strategy is to expand our customer base. This includes driving revenue growth from adding lives to our platform and driving incremental transaction revenue. We believe the number of net benefit eligible lives is a key indicator of our market penetration, growth and future revenue opportunity. We believe net benefit eligible lives is the foundation of our platform revenue opportunity. We define a net benefit eligible life as a person with access to a benefits enrollment subscription under standard contracting or a freelancer with access to benefits enrollment, plus their estimated dependents, as of the measurement date. This definition excludes lives from other subscription-related contracts.

We expect the number net benefit eligible lives will decrease during 2021. We expect that some health plan customers will renew their agreements in 2021 at lower minimum counts as the result of higher unemployment rates decreasing the number covered employees. Additionally, we expect the number of net benefit eligible lives to be negatively impacted by the termination of a contract with an entity with a substantial number of freelancers.

	As of December 31,
	2020	2019	2018
	(in millions)
Net benefit eligible lives	18.3	17.3	13.3

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

Our software services revenue retention rate was greater than 90% for year ended December 31, 2020 compared to being greater than 95% for the years ended December 31, 2019 and 2018. The reduction in the rate was primarily the result of the impact on 2020 revenue from the renegotiation of a customer contract. Excluding this customer, our software revenue retention rate exceeded 95% for all periods. We expect our software revenue retention rate will continue to be negatively impacted for the remainder of 2021 by the effects of this customer contract negotiation along with the potential impacts of unemployment as a result of COVID-19 pandemic.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expense, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation, restructuring costs, impairment of goodwill, intangible assets, and long-lived assets, gain or loss on extinguishment of debt, transaction and acquisition-related costs expensed, and costs not core to our business. Adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP.

During 2020, we revised our definition of adjusted EBITDA to also exclude restructuring costs, impairment of long-lived assets, and gain or loss of extinguishment of debt. The revisions to these definitions had no impact on our reported adjusted EBITDA for periods prior to 2020. Please note that other companies might define their non-GAAP financial measures differently than we do.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
•	adjusted EBITDA does not reflect interest, tax or dividend payments that would reduce the cash available to us; and
•	other companies, including companies in our industry, might calculate adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, gross profit, net loss and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(24,297)	$(45,515)	$(52,627)
Depreciation	15,285	15,288	11,721
Amortization of software development costs	7,455	5,130	3,944
Amortization of acquired intangible assets	2,274	1,933	150
Interest income	(632)	(2,613)	(250)
Interest expense	23,071	23,524	13,156
Income tax expense	22	27	28
Stock-based compensation expense	14,537	19,572	28,868
Transaction and acquisition-related costs expensed	450	1,035	507
Restructuring costs	5,616	-	-
Impairment of long-lived assets	916	-	-
Gain on repurchase of convertible senior notes	(1,138)	-	-
Costs not core to our business	457	649	4,843
Total net adjustments	$68,313	$64,545	$62,967
Adjusted EBITDA	$44,016	$19,030	$10,340

Components of Operating Results

Revenue

We derive the majority of our revenue from monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, our cloud-based benefits software solutions for a specified contract term. We derive platform revenue from both insurance broker commissions from the sale of voluntary and ancillary benefits policies to employees of our customers and from transaction revenue from life and ancillary insurance carriers and specialty providers. We also derive revenue from professional services fees, which primarily include fees related to the implementation of our customers onto our platform. Our professional services typically include discovery, configuration and deployment, integration, testing, and training.

The following table sets forth a breakdown of our revenue by stream for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Subscription	$179,743	$195,091	$179,410
Platform	35,101	33,654	22,938
Total software services	$214,844	$228,745	$202,348
Professional services	53,297	66,941	56,373
Total revenue	$268,141	$295,686	$258,721

We recognize revenue when control of these services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.  Taxes collected from customers relating to services and remitted to governmental authorities are excluded from revenues.

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

Platform Revenue

Platform revenue is generated from the value of the policies or products enrolled in through our marketplace. Platform revenue from carriers is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions.  Revenue from insurance broker commissions and Benefit Catalog  supplier transactions is recognized at the point when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by constraints for variable consideration associated with collectability, policy cancellation and termination risks.

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

We expense cost of revenue associated with fulfilling performance obligations as we incur the costs. Costs that relate directly to a customer contract that are not related to satisfying a performance obligation are capitalized and amortized to cost of revenue over the estimated period of benefit of the contract asset, which is generally five years.

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

Sales and marketing expense.   Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation, and commissions for our sales and marketing associates. Costs to obtain a contract that are incremental, such as sales commissions, are capitalized and amortized to expense over the estimated period of benefit of the asset, which is generally four to five years. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel, and allocated overhead. For instance, our most significant promotional event is One Place, which we hold annually. We expect our sales and marketing expense to remain flat, in absolute dollars, in the near term as we achieve the savings expected from the restructuring actions taken in April 2020.

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

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to decrease in absolute terms as a result of the restructuring actions taken in April 2020, which included reducing headcount, renegotiating vendor service contracts, restricting travel, and reducing discretionary expenditures such as for consultants.

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

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for 2020, 2019, and 2018. Net operating loss carryforwards for federal income tax purposes were approximately $326.9 million at December 31, 2020. State net operating loss carryforwards were approximately $294.4 million at December 31, 2020. Federal and state net operating loss carryforwards will expire at various dates beginning in 2021, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

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

Adoption of Leases Accounting Standard

We adopted the new accounting standard for Leases, Topic 842, on January 1, 2019. We applied the modified transition method at the beginning of adoption. Accordingly, we did not adjust prior period financial statements, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in 2019.

The adoption of Topic 842 requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. We describe the effects of adoption of Topic 842 in more detail in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands).

	Year Ended December 31,
	2020	2019	2018
Revenue	$268,141	$295,686	$258,721
Cost of revenue(1)	129,388	144,090	129,277
Gross profit	138,753	151,596	129,444
Operating expenses:
Sales and marketing(1)	52,210	76,049	78,179
Research and development(1)	46,175	54,724	47,902
General and administrative(1)	37,720	45,329	43,062
Restructuring costs(1)	5,616	–	–
Total operating expenses	141,721	176,102	169,143
Loss from operations	(2,968)	(24,506)	(39,699)
Other income (expense):
Interest income	632	2,613	250
Interest expense	(23,071)	(23,524)	(13,156)
Gain on repurchase of convertible senior notes	1,138	–	–
Other expense	(6)	(71)	6
Total other expense, net	(21,307)	(20,982)	(12,900)
Loss before income taxes	(24,275)	(45,488)	(52,599)
Income tax expense	22	27	28
Net loss	$(24,297)	$(45,515)	$(52,627)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$3,703	$3,569	$5,164
Sales and marketing	3,081	3,799	6,764
Research and development	2,555	3,265	5,510
General and administrative	5,198	8,939	11,430
Restructuring costs	-	-	-

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue).

	Year Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	48.3	48.7	50.0
Gross profit	51.7	51.3	50.0
Operating expenses:
Sales and marketing	19.5	25.7	30.2
Research and development	17.2	18.5	18.5
General and administrative	14.1	15.3	16.6
Restructuring costs	2.1	-	-
Total operating expenses	52.9	59.6	65.4
Loss from operations	(1.1)	(8.3)	(15.3)
Other income (expense):
Interest income	0.2	0.9	0.1
Interest expense	(8.6)	(8.0)	(5.1)
Gain on repurchase of convertible senior notes	0.4	-	-
Other expense	-	-	-
Total other expense, net	(7.9)	(7.1)	(5.0)
Loss before income taxes	(9.1)	(15.4)	(20.3)
Income tax expense	-	-	-
Net loss	(9.1)%	(15.4)%	(20.3)%

Comparison of Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$179,743	67.0%	$195,091	66.0%	$(15,348)	(7.9)%
Platform	35,101	13.1	33,654	11.4	1,447	4.3
Total software services	$214,844	80.1%	$228,745	77.4%	$(13,901)	(6.1)%
Professional services	53,297	19.9	66,941	22.6	(13,644)	(20.4)
Total revenue	$268,141	100.0%	$295,686	100.0%	$(27,545)	(9.3)%

Subscription revenue decreased primarily due to a $14.5 million negative impact from the renegotiation of a customer contract and a $13.6 million negative impact from customers that terminated products and services. These decreases were partially offset by $13.5 million increases in revenue from the addition of new customers, contractual price increases and volume increases. An increase in specific reserves contributed to an additional decrease in subscription revenue of $1.9 million.

Platform revenue increased from growth in premiums and new products from Benefit Catalog, primarily from insurance carriers. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was primarily attributable to a decrease in implementation revenue, customer-specific development, and the result of terminated services. The decreases were partially offset by increases from new and existing customers.

We expect total revenue to continue to be less in 2021 compared to 2020 primarily due to the impacts of the COVID-19 pandemic, including a slowed sales cycle in 2020 and the effects of higher unemployment. As previously discussed, we experienced longer sales cycles in 2020 and a slowdown in new sales activity which will negatively impact subscription and platform revenue in future periods. Additionally, we expect revenue from health plan customers to decline in 2021 as some customers might renew their agreements with a lower minimum number of covered employees because of an increase in unemployment. We also expect professional services revenue to decrease as we focus on profitability by managing away from unprofitable work.

Cost of Revenue

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$129,388	48.3%	$144,090	48.7%	$(14,702)	(10.2)%

The decrease in cost of revenue was attributable to decreases in salaries and other personnel-related costs of $6.6 million, costs related to external development, engineering consulting, and customer support of $7.3 million, and travel-related expenses of $1.3 million. These decreases result from our actions taken during the year in response to the COVID-19 pandemic to maintain financial health and liquidity discussed above in “Overview”. These decreases were partially offset by increased depreciation expense of $2.7 million attributable to an increase in capitalized software development costs. Cost of revenue included $3.7 million and $3.6 million of stock-based compensation expense for years ended December 31, 2020 and 2019, respectively, and $18.8 million and $16.0 million of depreciation and amortization for the years ended December 31, 2020 and 2019, respectively.

Gross Profit

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$138,393	64.4%	$157,221	68.7%	$(18,828)	(12.0)%
Professional services	360	0.7	(5,625)	(8.4)	5,985	(106.4)
Gross profit	$138,753	51.7%	$151,596	51.3%	$(12,843)	(8.5)%

The decrease in software services gross profit was driven by a $13.9 million, or 6%, decrease in software services revenue and an increase in software services cost of revenue of $4.9 million from increases in salary and personnel-related costs and depreciation expense. The increase in software services costs of revenue was primarily attributable to increased investment to support our ongoing customers and primarily driven by increases in salary and personnel-related costs and external development and engineering consulting of $5.1 million and depreciation and amortization expense of $2.3 million related to capitalized software development costs. The increase in software services cost of revenue included $2.1 million of stock-based compensation expense for each of the years ended December 31, 2020 and 2019, respectively, and $15.5 million and $12.8 million of depreciation and amortization for the years ended December 31, 2020 and 2019, respectively.

Professional services gross profit increased $6.0 million as professional services revenue decreased by $13.6 million and cost of revenue decreased by $19.6 million. The decrease in professional services cost of revenue is primarily attributable to decreases in salary and personnel-related costs due to headcount reductions that took place during the year, as well as decreased utilization of contract labor. Additionally, salaries and personnel-related costs were impacted by an increase in the deferral of fulfillment costs from carrier implementation projects and a decrease in amortization of capitalized fulfillment costs as older projects became fully amortized. Professional services cost of revenue included $1.6 million and $1.5 million of stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively. In addition, professional services cost of revenue included $3.3 million and $3.2 million of depreciation and amortization for the years ended December 31, 2020 and 2019, respectively.

We expect the trend of positive professional services margin to continue on an annual basis as a result of investing in accelerating automation and shifting to higher margin professional services work.

Operating Expenses

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$52,210	19.5%	$76,049	25.7%	$(23,839)	(31.3)%
Research and development	46,175	17.2	54,724	18.5	(8,549)	(15.6)
General and administrative	37,720	14.1	45,329	15.3	(7,609)	(16.8)
Restructuring costs	5,616	2.1	-	0.0	5,616	100.0

The decrease in sales and marketing expense was primarily attributable to a $16.8 million decrease in salaries and personnel-related costs, a $3.4 million decrease in travel-related costs, and a $3.2 million decrease in the cost of marketing events. These decreases result from our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”. The decrease in salaries and personnel-related costs was driven by decreased headcount as well as lower commissions and bonuses earned caused by delays and longer sales cycle time for new sales activity as a result of the COVID-19 pandemic. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part as a result of moving our events, including our user conference, OnePlace, to a digital platform in response to the COVID-19 pandemic which resulted in lower costs in the current period compared to the prior period.

The decrease in research and development expense is primarily attributable to a decrease in personnel-related costs and external development and engineering consulting of $8.3 million. Additionally, a decrease of $0.5 million in travel-related costs was primarily attributable to travel restrictions imposed in response to the COVID-19 pandemic.

The decrease in general and administrative expense was primarily attributable to a $5.2 million decrease in salaries and personnel-related costs as well as a decrease of $2.7 million in professional fees, travel-related costs and contract labor. These decreases result from our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity discussed as above in “Overview”.

As discussed above in “Overview”, in the quarter ended June 30, 2020, we reduced our work force by approximately 17%. Restructuring costs recognized as a result of this action was $5.6 million and consisted of $5.3 million of salaries and personnel-related expense related to severance payments. The remaining amount is attributable to professional fees for outplacement services and legal fees.

Stock-based Compensation

Cost of revenue and operating expenses include an aggregate of $14.5 million and $19.6 million of stock-based compensation for the years ended December 31, 2020 and 2019, respectively, representing a decrease of $5.0 million. The decrease is primarily attributable to the benefit from cancellations of RSUs during 2020 from associates that left the Company and a decrease in the aggregate fair value of RSUs granted during the year.

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

Platform revenue increased from growth in premiums and new products from Benefit Catalog which resulted in an increase of $7.3 million in Benefit Catalog carrier revenue and an increase of $3.4 million in revenue from broker and supplier commissions. As discussed above in “Components of Operating Results – Revenue”, platform revenue from carriers is recognized over the policy period and commissions revenue is recognized at a point in time.

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

Operating Expenses

	Year Ended December 31,
	2019		2018
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$76,049	25.7%	$78,179	30.2%	$(2,130)	(2.7)%
Research and development	54,724	18.5	47,902	18.5	6,822	14.2
General and administrative	45,329	15.3	43,062	16.6	2,267	5.3
Restructuring costs	-	0.0	-	0.0	-	0.0

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

Revenue Recognition - Estimation of Platform Revenue from Insurance Broker Commissions

Our platform revenue from insurance broker commissions and Benefit Catalog supplier transactions is recognized at the point when the orders for the policies are received and transferred to the insurance carrier or supplier. The transaction price is reduced by constraints for variable consideration associated with collectability, policy cancellation and termination risks. We estimate variable consideration primarily using the expected value method based on both historical and current estimates. We then use judgment to develop constraints on the estimated variable consideration included in the transaction price to account for risks in collectability, policy cancellation and termination. Changes in those estimates can have a material effect on the amount of revenue recognized in a period. During 2020, the constraint rate decreased by approximately 1%, or less than 0.2 percentage points, during the year.  An increase in the constraint rate of one percentage point, would negatively impact revenue recognized in 2020 by approximately $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2020, our primary sources of liquidity were our cash and cash equivalents totaling $90.7 million, $95.1 million in marketable securities, $22.2 million in accounts receivables, net of allowance, and unused availability under our revolving line of credit of $50.0 million.

We entered into a new revolving line of credit agreement with Silicon Valley Bank on March 3, 2020. This agreement replaces our previous agreement with Silicon Valley Bank, which expired on February 20, 2020. The new three-year agreement has a borrowing limit of $50 million, with the ability for us to increase it up to $100 million.  We are bound by customary representations and warranties and restrictive covenants in connection with the revolving line of credit, including financial covenants related to quick ratio and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our personal property assets, including intellectual property and the equity of our subsidiaries.  The terms of our revolving line of credit are described in Note 11 of the unaudited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In June 2020, we issued 1,777,778 shares of Series A Preferred Stock (the “Preferred Stock”) at a purchase price of $45 per share, resulting in total gross proceeds of approximately $80 million. The Preferred Stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at our option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of December 31, 2020, we had paid all of the Preferred Stock dividends in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock. Each holder of the Preferred Stock has the right, at its option, to convert its shares of the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of the common stock, at any time and from time to time. The number of shares of the common stock into which a share of the Preferred Stock will convert at any time is equal to the quotient obtained by dividing its stated value then in effect plus any accumulated and unpaid Regular Dividends by its conversion price of $15.00. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. At closing, before payment of any dividends in kind, the 1,777,778 shares of the Preferred Stock were convertible into 5,333,334 shares of common stock. We may, at our option, redeem the outstanding shares of the Preferred Stock following the fourth anniversary of issuance. Redemption by us is subject to certain liquidity conditions, as well conditions connected with the trading price of its common stock. The terms of the Preferred Stock are described in Note 13 of our unaudited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the Notes, with an initial strike price of approximately $53.17 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes, and have a cap price of approximately $89.98. The terms of the Notes are described further in Note 10 of our unaudited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our cash flows from operations has improved in recent years and turned positive for the years ended December 31, 2020 and 2018. However, for the year ended December 31, 2019, cash flows from operations were negative due to timing in changes in working capital, a decrease in the balance of deferred revenue and the impact of acquired deferred revenue which yields revenue with no cash inflows. We expect the trend of positive cash flows from operations in at least the near term as we continue to manage our costs.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

We believe that our existing cash and cash equivalents and marketable securities balances and cash generated from operations will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Our short-term material cash requirements as of December 31, 2020 are primarily comprised of lease obligations, dividends on our Preferred Stock, interest on our convertible senior notes, and payments to vendors related to our technology infrastructure. These obligations will be funded from cash from operations and our balances of current assets.

Our long-term material cash requirements as of December 31, 2020 include lease obligations, repayment of our convertible senior notes, if not converted, and dividends on our Preferred Stock, if not converted or paid in kind. Our long-term obligations will be funded from cash from operations, balances of current assets, and if necessary, borrowing under our revolving line of credit or future credit arrangements, the sale of debt securities, or sale of equity.

In addition, we are reassessing our need for office space and have listed certain of our facilities for sublease, including our headquarters campus in Charleston, South Carolina and our office in Tulsa, Oklahoma. Since March 2020, most of our associates have worked remotely during the COVID-19 pandemic. While our facilities have remained open and accessible, they have been underutilized since March 2020. Many associates have expressed interest in a remote or flexible work situation after the risk of infection from COVID-19 diminishes. The timing, amount of space to ultimately be sublet, expected amount of sublease income, and amount of impairment loss we might recognize in connection with a sublease, if any, is uncertain. Any amounts received under subleases would offset our lease payments and reduce our cash requirements associated with our lease obligations.

The details of the arrangements that give rise to these short- and long-term cash requirements are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued No. ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for interim and annual reporting periods beginning January 1, 2022. Early adoption is permitted after January 1, 2021. This update permits the use of either the modified retrospective or fully retrospective method of transition. We are currently evaluating the timing and impact of the adoption of ASU 2020-06 on our consolidated financial statements, but we anticipate that it will result in a reduction in non-cash interest expense related to the Notes.

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

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In December 2018, we issued $240.0 million in aggregate principal amount of our 1.25% convertible senior notes due 2023, or the Notes. Upon certain events and/or if certain conditions are met, the Notes can be redeemed into cash, or converted into cash, shares or combination of cash and shares. Upon conversion or redemption, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statements of operations during the period in which the Notes are converted. The implicit interest rate for the notes is 7.30%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $240.0 million aggregate principal amount of the Notes would result in a loss of approximately $2.4 million.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit agreement, which are subject to a variable interest rate. As of December 31, 2020, there were no amounts due under the agreement. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2020 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2020, which appears on page F-4 of this Report.

Item 9B. Other Information.

As previously reported, the Company has decided to eliminate the position of Executive Chairman, with Mason R. Holland, Jr. stepping down from his position as Executive Chairman and a member of the Company’s Board of Directors, effective at the Company’s 2021 Annual Meeting of Stockholders.  While Mr. Holland was to serve as an advisor to the Board with observer rights after the 2021 Annual Meeting of Stockholders pursuant to an Advisory and Board Observation Agreement dated January 26, 2021 (the “Agreement”), on March 5, 2021, the Board and Mr. Holland agreed that Mr. Holland will not serve as an advisor to the Company or earn any related advisor compensation and that Mr. Holland will forgo all observer rights under the Agreement, after the 2021 Annual Meeting of Stockholders.  The remaining terms of the Agreement, which the Company filed with the Securities and Exchange Commission on February 1, 2021, remain in full force and effect.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our 2019 fiscal year pursuant to General Instruction G(3) of Form 10-K.

Our board of directors has determined that of the members of the Audit Committee, Messrs. Pelzer (Chair) and Dennerline and Ms. White are independent within the meaning of the Nasdaq Stock Market listing rules and meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission regulation and the Nasdaq Stock Market listing rules. Our board has also determined that Mr. Pelzer is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the indicated information as of December 31, 2020 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2016 Employee Stock Purchase Plan	-	$-	98,571
Second Amended and Restated 2012 Stock Plan, as amended	2,712,805	$0.53	3,518,804
Total	2,712,805	$0.53	3,617,375

Our equity compensation plans consist of the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan and the Second Amended and Restated 2012 Stock Plan, as amended, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders. Our Amended and Restated 2000 Stock Option Plan expired during 2020.

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.1.1	Certificate of Designations for the Series A Convertible Preferred Stock of Benefitfocus, Inc., as filed with the Delaware Secretary of State on June 4, 2020.	8-K	-	3.1	June 8, 2020

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2	Form of Second Amended and Restated Investors’ Rights Agreement, dated, 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.3	Indenture of Benefitfocus, Inc. and U.S. National Bank, as Trustee, dated as of December 27, 2018.	8-K	—	4.1	December 28, 2018

4.4	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3).	8-K	—	4.1	December 28, 2018

4.5	Description of Securities	—	—	—	Filed herewith

10.1	Benefitfocus, Inc. Amended and Restated 2012 Stock Plan.#	DEF 14A	—	—	April 25, 2014

10.1.1	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.2	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.2.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.3	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.4	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.5	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.6	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.6.1	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.13.1	December 14, 2016

10.7	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.7.1	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.14.1	December 14, 2016

10.8	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.+	S-1	333-190610	10.15	August 14, 2013

10.9	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.9.1	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.16.1	December 14, 2016

10.10	Form of Independent Director Compensation Agreement.	8-K	—	10.21	June 23, 2014

10.11	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.11.1	First Amendment to Employment Agreement, dated November 20, 2017, by and between Benefitfocus.com, Inc. and Raymond A. August.#	10-K	—	10.18.1	March 15, 2018

10.11.2	Second Amendment to Employment Agreement, dated April 1, 2019, by and between Benefitfocus.com, Inc. and Raymond A. August.#	10-Q	—	10.17.2	August 7, 2019

10.12	Senior Secured Credit Facility, dated as of February 20, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

10.12.1	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

10.12.2	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-K	—	10.23	February 25, 2016

10.12.3	Third Amendment Agreement, dated as of March 24, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.26	March 29, 2016

10.12.4	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-Q	—	10.16.4	May 8, 2020

10.12.5	Fifth Amendment Agreement, dated as of December 12, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.32	December 14, 2016

10.12.6	Sixth Amendment Agreement, dated as of April 26, 2017, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-Q	—	10.16.6	May 8, 2020

10.12.7	Seventh Amendment Agreement, dated as of March 29, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-Q	—	10.16.7	May 8, 2020

10.12.8	Eighth Amendment Agreement, dated as of December 19, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-Q	—	10.16.8	May 8, 2020

10.13	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.14	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.#	DEF14A	—	—	April 22, 2016

10.15	Waiver to Credit Agreement, dated as of September 1, 2016, by and among the Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., the several banks and other financial institutions or entities party thereto and Silicon Valley Bank, as administration agent and collateral agent for the lenders.	8-K	—	10.28	September 1, 2016

10.16	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.31	December 14, 2016

10.17	Form of Call Option Transaction Notice.	8-K	—	10.1	December 28, 2018

10.18	Employment Agreement, dated June 30, 2017, by and between Benefitfocus.com and James Restivo.#	10-K	—	10.25	February 26, 2019

10.19	Employment Agreement, dated July 2, 2019, by and between Benefitfocus.com and Stephen M. Swad.#	10-Q	—	10.26	November 7, 2019

10.19.1	First Amendment to Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Stephen M. Swad.#	8-K	-	10.1	August 26, 2020

10.20	Senior Secured Revolving Credit Facility, dated as of March 3, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	10-Q	-	10.26	May 8, 2020

10.21	Guarantee and Collateral Agreement, dated as of March 3, 2020, made by Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	-	10.27	May 8, 2020

10.22	Employment Agreement, dated January 1, 2020, by and between Benefitfocus.com, Inc. and Annmarie Fini.#	10-Q	-	10.28	May 8, 2020

10.23	Amendment to Leases between Daniel Island Executive Center, LLC, DIEC II, LLC and Benefitfocus.com, Inc., dated as of March 13, 2020.	8-K	-	10.26	March 19, 2020

10.24	Preferred Stock Purchase Agreement, dated May 22, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K	-	10.1	May 26, 2020

10.25	Consent to Senior Secured Revolving Credit Facility, dated as of May 22, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	8-K	-	10.2	May 26, 2020

10.26	Registration Rights Agreement, dated June 4, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K	-	10.1	June 8, 2020

10.27	Co-Sale and Voting Agreement, dated June 4, 2020, by and among Benefitfocus, Inc., BuildGroup LLC, and Mason R. Holland, Jr.	8-K	-	10.2	June 8, 2020

10.28	Benefitfocus, Inc. Second Amended and Restated Stock Plan, as amended.#	8-K	--	10.24.1	June 12, 2020

10.29	Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Alpana Wegner.#	8-K	-	10.2	August 26, 2020

10.30	Separation and Release Agreement, dated August 24, 2020, by and between Benefitfocus.com and Raymond A. August.#	8-K	-	10.3	August 26, 2020

10.31	Separation and Release Agreement dated September 29, 2020, by and between Benefitfocus.com and James P. Restivo.#	8-K	-	10.1	September 30, 2020

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Benefitfocus, Inc.

Date: March 9, 2021	By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mason R. Holland, Jr.	Chairman of the Board of Directors	March 9, 2021
Mason R. Holland, Jr.

/s/ Stephen M. Swad	President and Chief Executive Officer	March 9, 2021
Stephen M. Swad	(principal executive officer)

/s/ Alpana Wegner	Chief Financial Officer (principal	March 9, 2021
Alpana Wegner	financial and accounting officer)

/s/ Douglas A. Dennerline	Director	March 9, 2021
Douglas A. Dennerline

/s/ A. Lanham Napier	Director	March 9, 2021
A. Lanham Napier

/s/ Francis J. Pelzer V	Director	March 9, 2021
Francis J. Pelzer V

/s/ Ana M. White	Director	March 9, 2021
Ana M. White

/s/ Zeynep Young	Director	March 9, 2021
Zeynep Young

BENEFITFOCUS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Benefitfocus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Benefitfocus, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated  March 9, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated  financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – Estimation of Platform Revenue from Insurance Broker Commissions
Description of the Matter

As described in Note 2 of the consolidated financial statements, platform revenue from insurance broker commissions are recognized at a point in time when the orders for the policies are received and transferred to the insurance carrier. The amount of revenue recognized is based on the consideration the Company expects to receive in exchange for transferring services to the insurance carrier. The Company’s broker commission arrangements contain a component of variable consideration. Management estimates variable consideration primarily using the expected value method, based on both historical and current estimates of collectability, policy cancellation and termination information. The Company then utilizes judgment to develop constraints on the estimated variable consideration included in the transaction price to account for risks in collectability, policy cancellation and termination. Changes in those estimates can have a material effect on the amount of revenue recognized.

Auditing the Company’s assessment of the estimated constraint requires a high degree of auditor judgment due to the subjectivity in the assumptions utilized in the estimation. Specifically, there is uncertainty in the transaction price given the policy may be cancelled or terminated. Further, there is collections risk given the commissions revenues are receivable over the term of policy period, which occurs after the performance obligation has been satisfied.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to estimate variable consideration and establish constraints, including determining the underlying assumptions. For example, we tested controls over management's review of the significant inputs and assumptions including collectability, policy cancellation and termination risk.

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions discussed above, and testing the accuracy and completeness of the underlying data used in management's calculation. This included testing inputs to the calculation by evaluating historical information by comparing to source documents and performing sensitivity analyses to evaluate the changes in variable consideration that could result from changes in the Company’s significant assumptions, including whether alternative assumptions could be more appropriate. We assessed the historical accuracy of management's estimates for variable consideration and the related assumptions by performing a retrospective review on the accuracy of prior period estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Charlotte, North Carolina

March 9, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Benefitfocus, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Benefitfocus, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Benefitfocus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Benefitfocus, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 9, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 9, 2021

BENEFITFOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$90,706	$130,976
Marketable securities	95,085	–
Accounts receivable, net	22,240	33,754
Contract, prepaid and other current assets	21,354	21,523
Total current assets	229,385	186,253
Property and equipment, net	29,701	28,669
Financing lease right-of-use assets	68,670	78,520
Operating lease right-of-use assets	1,107	1,715
Intangible assets, net	10,393	12,667
Goodwill	12,857	12,857
Deferred contract costs and other non-current assets	10,259	11,002
Total assets	$362,372	$331,683
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,160	$9,563
Accrued expenses	6,262	10,526
Accrued compensation and benefits	19,129	15,246
Deferred revenue, current portion	27,782	33,429
Lease liabilities and financing obligations, current portion	5,959	6,871
Total current liabilities	61,292	75,635
Deferred revenue, net of current portion	4,422	5,079
Convertible senior notes	184,308	187,949
Lease liabilities and financing obligations, net of current portion	79,282	88,572
Other non-current liabilities	2,470	92
Total liabilities	331,774	357,327
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively, liquidation preference $45 per share as of December 31, 2020	79,193	–
Stockholders' deficit:
Common stock, par value $0.001, 50,000,000 shares authorized, 32,327,439 and 32,788,980 shares issued and outstanding at December 31, 2020 and 2019, respectively	32	33
Additional paid-in capital	427,431	426,025
Accumulated deficit	(476,058)	(451,702)
Total stockholders' deficit	(48,595)	(25,644)
Total liabilities, redeemable preferred stock and stockholders' deficit	$362,372	$331,683

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$268,141	$295,686	$258,721
Cost of revenue	129,388	144,090	129,277
Gross profit	138,753	151,596	129,444
Operating expenses:
Sales and marketing	52,210	76,049	78,179
Research and development	46,175	54,724	47,902
General and administrative	37,720	45,329	43,062
Restructuring expense	5,616	–	–
Total operating expenses	141,721	176,102	169,143
Loss from operations	(2,968)	(24,506)	(39,699)
Other income (expense):
Interest income	632	2,613	250
Interest expense	(23,071)	(23,524)	(13,156)
Gain on repurchase of convertible senior notes	1,138	–	–
Other (expense) income	(6)	(71)	6
Total other expense, net	(21,307)	(20,982)	(12,900)
Loss before income taxes	(24,275)	(45,488)	(52,599)
Income tax expense	22	27	28
Net loss	(24,297)	(45,515)	(52,627)
Preferred dividends	(3,662)	–	–
Net loss available to common stockholders	$(27,959)	$(45,515)	$(52,627)
Comprehensive loss	$(24,297)	$(45,515)	$(52,627)
Net loss per common share:
Basic and diluted	$(0.87)	$(1.40)	$(1.66)
Weighted-average common shares outstanding:
Basic and diluted	32,318,201	32,539,748	31,756,415

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2017	31,307,989	$31	$352,496	$(361,246)	$(8,719)
Exercise of stock options	29,908	–	186	$–	186
Issuance of common stock upon vesting of restricted stock units	663,419	1	(1)	–	–
Issuance of common stock under ESPP	16,457	–	526	–	526
Purchase of convertible note capped call hedge	–		(33,024)		(33,024)
Equity component of convertible notes	–		56,950		56,950
Stock-based compensation expense	–	–	26,498	–	26,498
Net loss	–	–	–	(52,627)	(52,627)
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of new accounting standard	–	–	–	7,686	7,686
Exercise of stock options	24,800	–	134	–	134
Issuance of common stock upon vesting of restricted stock units	732,738	1	(1)	–	–
Issuance of common stock under ESPP	13,669	–	319	–	319
Stock-based compensation expense	–	–	21,942	–	21,942
Net loss	–	–	–	(45,515)	(45,515)
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)
Cumulative effect adjustment from adoption of new accounting standard	–	–	–	(59)	(59)
Exercise of stock options	62,519	–	433	–	433
Issuance of common stock upon vesting of restricted stock units	572,630	–	(1)	–	(1)
Issuance of common stock under ESPP	13,134	–	151	–	151
Cancellation of convertible senior note capped call hedge	(3,651)	–	26	–	26
Equity component of repurchased convertible senior notes	–	–	(412)	–	(412)
Stock-based compensation expense	–	–	14,537	–	14,537
Common stock repurchased	(1,106,173)	(1)	(9,666)	–	(9,667)
Preferred dividends	–	–	(3,662)	–	(3,662)
Net loss	–	–	–	(24,297)	(24,297)
Balance, December 31, 2020	32,327,439	$32	$427,431	$(476,058)	$(48,595)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(24,297)	$(45,515)	$(52,627)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	25,014	22,351	15,815
Stock-based compensation expense	14,537	19,572	28,868
Accretion of interest on convertible senior notes	11,656	11,256	–
Interest accrual on finance lease liabilities	97	33	–
Interest accrual on financing obligations (prior to adoption of ASC 842)	–	–	7,521
Rent payments in excess of expense	(32)	(16)	–
Non-cash interest income for short-term investments	143	–	–
Loss on disposal or impairment of property and equipment	918	9	7
Gain on extinguishment of debt	(1,138)	–	–
Provision for doubtful accounts	43	111	364
Changes in operating assets and liabilities:
Accounts receivable, net	11,412	(11,875)	8,650
Accrued interest on short-term investments	(102)	–	–
Contract, prepaid and other current assets	169	(3,642)	(570)
Deferred costs and other non-current assets	743	2,893	3,137
Accounts payable and accrued expenses	(11,468)	426	6,566
Accrued compensation and benefits	3,884	161	649
Deferred revenue	(6,304)	(14,047)	(9,165)
Other non-current liabilities	2,376	(92)	(234)
Net cash and cash equivalents provided by (used in) operating activities	27,651	(18,375)	8,981
Cash flows from investing activities
Purchases of short-term investments held to maturity	(104,125)	–	–
Proceeds from short-term investments held to maturity	9,000	–	–
Business combination, net of cash acquired	–	(20,914)	–
Purchases of property and equipment	(13,085)	(13,248)	(8,290)
Net cash and cash equivalents used in investing activities	(108,210)	(34,162)	(8,290)
Cash flows from financing activities
Draws on revolving line of credit	10,000	–	115,000
Payments on revolving line of credit	(10,000)	–	(171,246)
Proceeds from issuance of convertible senior notes	–	–	240,000
Repurchase of convertible senior notes	(14,619)	–	–
Payments of debt issuance costs	(154)	(357)	(6,000)
Purchase of convertible note capped call hedge	–	–	(33,024)
Cancellation of convertible note capped call hedge	26	–	–
Proceeds from issuance of preferred stock, net of issuance costs	79,192	–	–
Payment of preferred dividends	(3,662)	–	–
Repurchase of common stock	(9,667)	–	–
Proceeds from exercises of stock options and ESPP	585	453	712
Payments on capital lease and financing obligations	(1,212)	(1,627)	(10,540)
Payments of principal on finance lease liabilities	(10,200)	(5,884)	–
Net cash and cash equivalents provided by (used in) financing activities	40,289	(7,415)	134,902
Net (decrease) increase in cash and cash equivalents	(40,270)	(59,952)	135,593
Cash and cash equivalents, beginning of year	130,976	190,928	55,335
Cash and cash equivalents, end of year	$90,706	$130,976	$190,928

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$142	$154	$244
Property and equipment purchased with financing and capital lease obligations (prior to adoption of ASC 842)	$-	$-	$4,810
Post contract support purchased with financing obligations	$-	$1,287	$790
Debt issuance costs included in accounts payable and accrued expenses	$-	$-	$358
Supplemental disclosure of cash flow information

Income taxes paid	$22	$28	$28
Interest paid	$11,408	$12,374	$11,884

The accompanying notes are an integral part of the Consolidated Financial Statements

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

1. Organization and Description of Business

Benefitfocus, Inc. (the “Company”) provides a leading cloud-based benefits management platform for consumers, employers, health plans (also known as insurance carriers) and brokers that is designed to simplify how organizations and individuals transact benefits. The financial statements of the Company include the financial position and operations of its wholly owned subsidiaries, Benefitfocus.com, Inc. and BenefitStore, Inc.

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

Restructuring Costs

On April 28, 2020, the Company announced a restructuring plan to contain costs and further strengthen its liquidity profile in response to the impact of the COVID-19 pandemic. This plan resulted in a reduction in the Company’s U.S. workforce of approximately 17%. The Company recorded restructuring costs of $5,616 in the second quarter of 2020 from one-time severance charges, continuation of health benefits and outplacement services. Restructuring costs are presented separately in operating expenses in the consolidated statements of operations and comprehensive loss. The plan was implemented and completed in the second quarter of 2020.

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

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue over the estimated period of benefit, which is generally five years. Deferred fulfillment costs are included in deferred contract costs and other non-current assets.

The following tables present information about deferred contract costs:

	As of December 31,
Balance of deferred contract costs	2020	2019
Costs to obtain contracts	$5,624	$6,676
Costs to fulfill contracts	$3,639	$3,112

	Year ended December 31,
Amortization of deferred contract costs	2020	2019	2018
Costs to obtain contracts included in sales and marketing expense	$3,275	$3,662	$4,217
Costs to fulfill contracts included in cost of revenue	$1,285	$2,790	$3,480

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

Debt securities classified as held-to-maturity are subject to the expected credit loss model prescribed under Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments”. The Company utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for held-to-maturity securities at the time the financial asset is originated or acquired. The Company measures expected credit losses on its held-to-maturity portfolio on a collective basis by major security type. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company’s credit loss calculations for held-to-maturity securities are based upon historical default and recovery rates of bonds rated with the same rating as its portfolio. An adjustment factor is applied to these credit loss calculations based upon the Company’s assessment of the expected impact from current economic conditions on its investments. The Company monitors the credit quality of debt securities classified as held-to-maturity through the use of their respective credit rating and updates them on a quarterly basis. The allowance for credit losses is discussed in Note 6.

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

To manage credit risk related to marketable securities, the Company invests in various types of highly rated corporate bonds, commercial paper, and various U.S. backed securities with maturities of less than two years. The weighted average maturity of the portfolio of investments must not exceed nine months, per the Company’s investment policy

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. No customer exceeded 10% of total revenue for the years ended December 31, 2020 and 2019. One customer represented approximately 13% of total revenue for the year ended December 31, 2018. No customer exceeded 10% of accounts receivable as of December 31, 2020. As of December 31, 2019, one customer represented approximately 11% of total accounts receivable.

Allowance for Doubtful Accounts

Historically, the Company used an incurred loss model to calculate its allowance for doubtful accounts. Upon the adoption of ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326) on January 1, 2020, the Company shifted to a current expected credit loss model. Accounts receivable and allowance for doubtful accounts are discussed in Note 7.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset might not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated. If such assets are not recoverable, the impairment to be recognized, if any, is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value (discounted cash flow) of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2020 and 2019, management believes that the carrying amount of all long-lived assets are recoverable and has not identified any assets as being for sale.

Goodwill

Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. The Company recorded goodwill in connection with its business combinations. Goodwill is not amortized, but is subject to an annual impairment test, as described below.

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

The Company performs its annual goodwill impairment analysis as of October 31 of each year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

Financing Obligations

Financing obligations include liabilities for the purchase of software licenses and support.

Prior to the adoption of ASC 842 on January 1, 2019, in its build-to-suit lease arrangements where the Company is involved in the construction of its buildings, the Company is deemed the owner for accounting purposes during the construction period. The Company records an asset for the amount of the total project costs in property and equipment, net and the related financing obligation in Lease Liabilities and Financing obligations on the consolidated balance sheets. Once construction is complete, the Company determines if the asset qualifies for sale-leaseback accounting treatment. If the arrangement does not qualify for sale-lease back treatment, the Company continues to reduce the obligation over the lease term as payments are made and depreciates the asset over its useful life. The Company does not report rent expense for the portion of the rent payment determined to be related to the assets that it owns for accounting purposes. Rather, this portion of the rent payment under the lease is recognized as a reduction of the financing obligation and as interest expense.

Advertising

The Company expenses advertising costs as they are incurred. Direct advertising costs for the years ended December 31, 2020, 2019 and 2018 were $308, $332 and $391, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Stock-Based Compensation

The Company accounts for stock-based compensation awards, which include stock options and RSUs, based on the fair value of the award as of the grant date. The Company recognizes stock-based compensation expense over the period during which the award holder is required to perform services in exchange for the award, which is the vesting period. Compensation expense related to RSUs and stock options is recognized over the vesting period of the applicable award using the straight-line method. Compensation expense related to performance-based restricted stock units, which are accounted for as equity awards, is recognized on an accelerated attribution basis (graded vesting) when it is probable that the performance measure will be met.

Compensation costs related to RSUs is based on the market price on the grant date. The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. The Company recognizes the effect of forfeitures as they occur. The recognition of stock-based compensation expense associated with performance-based restricted stock units requires the estimation of the probability of achieving performance measures.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options, outstanding warrants, common stock related to unvested restricted stock units and convertible senior notes to the extent dilutive, common stock related to the conversion of preferred stock to the extent dilutive, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)”, codified as ASC 842. The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. ASC 842 introduces new disclosure requirements for leasing arrangements. The Company adopted this update using the modified retrospective transition method at the beginning of the period of adoption. Accordingly, the Company did not adjust prior period financial statements, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in 2019 in the amount of $7,686. The Company utilized the following additional significant policy elections:

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

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the timing and impact of the adoption of ASU 2020-06 on the Company's consolidated financial statements, but anticipates that it will result in a reduction in non-cash interest expense related to the Convertible Senior Notes.

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

The cash transferred included $1,000 in contingent consideration placed into a third-party escrow to be released to Connecture as required contractual consents to the assignment of service arrangements are obtained from specified customers.  As of December 31, 2019, all of these escrow funds had been released to Connecture.

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

Coincident with the acquisition, the Company entered into two additional agreements with Connecture each of which are accounted for separately at contracted prices as described below:

•

Transition Services Agreement where each party provides certain transition services to the other for a 12-month period to facilitate an orderly transition of the acquired business.  During the years ended December 31, 2020 and 2019, the Company recognized operating expense of $0 and $559, respectively, related to this agreement.

•

An agreement for the Company to provide interim services to Connecture as a subcontractor under a master services agreement maintained by Connecture that includes service commitments related to both the acquired business and Connecture’s retained business while the parties work together with the customer to legally separate the contract.  During the years ended December 31, 2020 and 2019, the Company recognized revenue of $1,155 and $979, respectively, related to this agreement.

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

4. Net Loss Per Common Share

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2020	2019	2018
Restricted stock units	2,590,877	1,970,555	2,174,250
Stock options	121,928	206,447	233,247
Convertible senior notes	4,161,182	4,513,824	4,513,824
Conversion of preferred stock	5,333,334	-	-
Total anti-dilutive common share equivalents	12,207,321	6,690,826	6,921,321

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(24,297)	$(45,515)	$(52,627)
Preferred dividends	(3,662)	-	-
Net loss attributable to common stockholders	$(27,959)	$(45,515)	$(52,627)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,318,201	32,539,748	31,756,415
Net loss per common share, basic and diluted	$(0.87)	$(1.40)	$(1.66)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories, as of December 31, 2020 and 2019.

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$87,224	$-	$-	$87,224
Total assets	$87,224	$-	$-	$87,224

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds (1)	$124,503	$-	$-	$124,503
Total assets	$124,503	$-	$-	$124,503

(1)

Money market mutual funds are classified as cash equivalents in the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds, and are classified as held-to-maturity. All marketable securities had contractual maturities of less than one year as of December 31, 2020. The following presents information about the Company’s marketable securities by major security type as of December 31, 2020. There were no marketable securities as of December 31, 2019.

	As of December 31, 2020
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$8,993		$8,993			$8,993
Financial	55,943		55,943		(5)	55,938
Government	30,149		30,149	6		30,155
Total	$95,085	$-	$95,085	$6	$(5)	$95,086

The fair value of marketable securities in the Government major security type is classified as a Level 1 in the Company’s fair value hierarchy described in Note 5. The fair values of the remaining major security types are classified as Level 2.

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

7. Accounts Receivable, net

Accounts receivable, net include:

	As of December 31,
Accounts receivable, net	2020	2019
Accounts receivable	$26,791	$36,669
Less: Allowance for doubtful accounts	(200)	(155)
Less: Allowance for returns	(4,351)	(2,760)
Total accounts receivable, net	$22,240	$33,754

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

	Year ended December 31,
Allowance for doubtful accounts	2020	2019	2018
Beginning of period	$155	$392	$654
Provision for credit losses (including effect of adoption)	212	111	138
Write-offs and recoveries	(167)	(348)	(400)
End of period	$200	$155	$392

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as historical reasons for adjustments, service and delivery issues or delays, and past due customer billings.

	Year ended December 31,
Allowance for returns	2020	2019	2018
Beginning of period	$2,760	$3,192	$2,877
Charged against revenue	7,851	3,761	4,813
Deductions	(6,260)	(4,193)	(4,498)
End of period	$4,351	$2,760	$3,192

8. Property and Equipment

Property and equipment consists of the following as of December 31:

	2020	2019
Developed software	$57,300	$46,497
Computers and related equipment	33,872	31,730
Purchased software and licenses	31,362	30,507
Leasehold improvements	7,591	7,565
Furniture and fixtures	7,015	6,995
Other equipment	2,241	2,266
Vehicles	98	146
Total property and equipment, at cost	139,479	125,706
Accumulated depreciation and amortization	(109,778)	(97,037)
Property and equipment, net	$29,701	$28,669

The following table presents depreciation and amortization expense for the year ended December 31:

Depreciation and amortization expense	2020	2019	2018
Depreciation and amortization expense related to property and equipment	$13,516	$11,819	$15,665
Amortization expense related to financing ROU assets	9,224	8,599	-
Total depreciation and amortization expense	$22,740	$20,418	$15,665

The following table presents depreciation and amortization expense reported in the statement of operations for the year ended December 31:

Depreciation and amortization expense	2020	2019	2018
Cost of revenue	$17,469	$14,986	$11,847
Sales and marketing	1,479	1,625	1,267
Research and development	2,848	2,963	1,998
General and administrative	944	844	553
Total depreciation and amortization expense	$22,740	$20,418	$15,665

The following tables present supplementary information about capitalized software development costs:

	Year ended December 31,
Capitalized software development costs	2020	2019	2018
Capitalized	$11,558	$9,784	$6,090
Amortization expense	$7,455	$5,130	$3,944
Impairment	$620	$-	$-

	As of December 31,
Capitalized software development costs	2020	2019
Net book value	$17,942	$14,459

During the year ended December 31, 2020, the Company recognized an impairment loss related to certain software development projects that were discontinued.  Accordingly, the Company recorded impairment expense $620 in cost of revenue in its consolidated statements of operations for the year ended December 31, 2020.

9. Goodwill and Intangible Assets

The following tables present the changes in goodwill and the gross carrying amounts of the components of goodwill as of December 31:

Changes in goodwill	2020	2019
Goodwill on January 1	$12,857	$1,634
Additions from business combination	-	11,223
Impairment	-	-
Goodwill on December 31	$12,857	$12,857

Gross carrying amounts	2020	2019
Goodwill	$14,527	$14,527
Accumulated impairment loss	(1,670)	(1,670)

Information regarding the Company’s acquisition-related intangible assets is as follows:

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$840	$(399)	$441	5.2
Developed technology	7,900	(2,436)	5,464	4.2
Customer agreements	8,160	(3,672)	4,488	5.2
Non-compete agreements	126	(126)	-	-
Total	$17,026	$(6,633)	$10,393	4.8

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$840	$(313)	$527	6.2
Developed technology	7,900	(1,119)	6,781	5.2
Customer agreements	8,160	(2,801)	5,359	6.2
Non-compete agreements	126	(126)	-	-
Total	$17,026	$(4,359)	$12,667	5.8

As of December 31, 2020, expected amortization expense for the intangible assets for each of the next five years and thereafter was as follows:

Amortization expense
Year Ending December 31,
2021	$2,274
2022	2,274
2023	2,274
2024	2,274
2025	1,155
Thereafter	142
Total	$10,393

Amortization and impairment of acquisition-related intangible assets is as follows:

	Year ended December 31,
Amortization of acquisition-related intangible assets	2020	2019	2018
Amortization expense	$2,274	$1,933	$150
Impairment	$-	$-	$-

10. Convertible Senior Notes

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

As of December 31, 2020, the Notes are not yet convertible.

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

During the year ended December 31, 2020, the Company repurchased Notes with an aggregate principal amount of $18,750 and carrying value of $15,346. The Company paid $14,619 in cash of which $14,207 was allocated to the liability component of the Notes and $412 was allocated to the equity component and recorded as an adjustment to additional paid-in capital.  The Company recognized a gain on the extinguishment of the liability in the amount of $1,138 and is presented separately in other income (expense) in the consolidated statements of operations and comprehensive loss.

The following table sets forth information about the balances of the Notes as of December 31:

	2020	2019
Liability Component:
Principal	$221,250	$240,000
Less: debt discount, net of amortization	(36,942)	(52,051)
Net carrying amount	$184,308	$187,949
Equity component (a)	56,539	56,950
Remaining discount amortization period (in years)	2.96

(a)	Recorded in the consolidated balance sheets within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2020	2019
1.25% coupon	$2,921	$3,000
Amortization of debt discount and transaction costs	11,656	11,256
Total interest expense	$14,577	$14,256
Effective interest rate on liability component	7.83%	7.59%

As of December 31, 2020, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$192,587	$184,308	$207,600	$187,949

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

Based on the closing price of our common stock of $14.48 on December 31, 2020, the if-converted value of the Notes was less than their respective principal amounts.

11. Revolving Line of Credit

The Company entered into a new credit facility with Silicon Valley Bank providing for a revolving line of credit agreement on March 3, 2020 (“Senior Revolver”). This agreement replaced the Company’s previous agreement with Silicon Valley Bank, which expired on February 20, 2020 (“Prior Revolver”). The three-year agreement has a borrowing limit of $50,000, with the ability for the Company to increase it to up to $100,000. Interest is payable monthly. Advances under the  agreement bear interest at (a) the higher of (i) the prime rate as published in the Wall Street Journal or (ii) the federal funds effective rate plus 0.50%, plus (b) an applicable margin ranging from (0.50%) to 0.50% based on the Company’s Average Daily Usage (“ADU”) of the credit facility in the preceding month. The Company also is charged for amounts unused under this arrangement at a rate ranging from 0.00% to 0.40% based on the Company’s ADU in the preceding month. Any outstanding principal is due at the end of the term.

The obligations of the Company under the Senior Revolver are secured by a first priority lien (subject to certain permitted liens) in substantially all of the personal property assets of the Company and its subsidiaries pursuant to the terms of a Guarantee and Collateral Agreement, dated March 3, 2020 and the other security documents.

The Senior Revolver requires the Company to maintain a Consolidated Adjusted Quick Ratio (“AQR”) of (i) Consolidated Quick Assets to (ii) Consolidated Current Liabilities minus the current portion of Deferred Revenue of at least 1.25 to 1.00 as of the last day of any fiscal quarter, and, if the AQR is less than 2.00 to 1.00, a Minimum Consolidated EBITDA of at least $1.00 for any such fiscal quarter calculated on a trailing 12 month basis. The Company has also agreed to fiscal year dollar limits on its capital expenditures. If an event of default occurs, the lender would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

During the year ended December 31, 2020, the Company borrowed an aggregate of $10,000 under the Senior Revolver for general operating purposes and repaid an aggregate of $10,000. As of December 31, 2020 there were no amounts outstanding under the Company’s Senior Revolver. The amount available to borrow was $50,000 and the interest rate was 2.75% as of December 31, 2020.

During the year ended December 31, 2018, the Company borrowed an aggregate of $115,000 under the Prior Revolver for general operating purposes and repaid an aggregate of $171,246.  No amounts were borrowed or repaid under the Prior Revolver during the year ended December 31, 2019.

12. Commitments and Contingencies

Total net cash flows were not impacted by adoption of ASC 842; however, classification of some transactions moved between operating and financing activities. Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended December 31,
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	2020	2019
Financing cash flows from finance leases	$10,200	$5,884
Operating cash flows from finance leases	$8,090	$8,527
Operating cash flows from operating leases	$557	$599
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$3,593	$4,248
Operating lease liabilities	$-	$1,107

As of December 31, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

Operating Leases

The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2023 and 2027. Some of the leases provide for renewal terms at the Company’s option. Certain future minimum lease payments due under these operating lease agreements contain free rent periods or escalating rent payment provisions. These leases generally do not contain purchase options. Lease expense is recognized on a straight-line basis over the lease term as an operating expense.

The components of operating lease expense were as follows:

	Year Ended December 31,
Operating lease expense	2020	2019
Fixed operating lease expense	$414	$705
Short-term lease expense	405	33
Variable operating lease expense	112	145
Total operating lease expense	931	883
Sublease income	-	(28)
Total operating lease cost	$931	$855

The following table presents the lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases:

Lease Assets and Liabilities	Classification	As of December 31, 2020	As of December 31, 2019
Assets
Operating lease ROU asset - Buildings	Operating lease right-of-use assets	$1,107	$1,715

Liabilities
Operating lease ROU liabilities, current portion	Lease liabilities, current	$300	$343
Operating lease ROU liabilities, net of current portion	Lease liabilities, non-current	1,268	1,568
Total operating lease liabilities		$1,568	$1,911

Weighted average remaining lease term (in years)		5.21	5.86
Weighted average discount rate		6.04%	5.96%

On December 31, 2020, the Company entered into a sublease agreement for all of the space under one its facility operating leases. The rental income from this sublease agreement was less than the Company’s remaining lease commitment for this space. Accordingly, the Company recorded an impairment loss of its ROU operating assets of $296 based on the present value of the payments to be received under the sublease. This impairment expense was included in cost of revenue and operating expenses in the Company’s consolidated statements of operations for the year ended December 31, 2020.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020:

Operating Leases
Year Ending December 31,
2021	$385
2022	391
2023	398
2024	175
2025	179
Thereafter	306
Total minimum lease payments	1,834
Less: imputed interest	(266)
Total operating lease liabilities	$1,568

Finance Leases

The Company leases three buildings on its Charleston, South Carolina campus. Under ASC 840, one leasing arrangement was accounted for as a capital lease while the remaining two lease agreements were accounted for as build-to-suit, failed sale-leaseback arrangements. Accordingly, the Company recognized liabilities for the lease payments related to these two buildings, which were recorded as financing obligations. Upon adoption of ASC 842 on January 1, 2019, the assets and related financing obligations for the existing build-to-suit lease arrangements were derecognized with a cumulative adjustment of $7,686 to accumulated deficit. These leases were transitioned to the new standard based on an analysis of the lease balances as of the transition date as if they had been a lease under ASC 840. Based on this analysis, the land components of these leases were combined with the remainder of the lease obligation whereas this obligation was previously accounted for separately and recognized as part of facility expense. To calculate the present value of lease payments, the Company used an incremental borrowing rate based on third-party valuation results as of December 2016. All three leasing arrangements are classified as finance leases under ASC 842.

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

The Company has entered into various purchase agreements to obtain property and equipment for operations that are accounted for as finance leases. These arrangements have original terms ranging from 3 to 5 years with interest rates ranging from 2.99% to 7.61%. The leases are secured by the underlying leased property and equipment.

The components of finance lease expense were as follows:

	Year Ended December 31,
Finance lease expense	2020	2019
Amortization of ROU assets	$9,224	$8,599
Interest on lease liabilities	8,051	8,535
Variable finance lease expense	46	53
Total finance lease expense	$17,321	$17,187

The following table presents the lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s finance leases:

Lease Assets and Liabilities	Classification	As of December 31, 2020	As of December 31, 2019
Assets
Finance lease ROU asset	Finance lease right-of-use assets, net	$85,040	$87,067
Finance lease ROU accumulated amortization	Finance lease right-of-use assets, net	(16,370)	(8,547)
Finance lease ROU assets, net		$68,670	$78,520

Liabilities
Finance lease ROU liabilities, current portion	Lease liabilities, current	$5,034	$5,315
Finance lease ROU liabilities, net of current portion	Lease liabilities, non-current	77,916	86,284
Total finance lease liabilities		$82,950	$91,599

Weighted average remaining lease term (in years)		10.31	11.34
Weighted average discount rate		9.53%	9.26%

The following table presents the maturity of the Company’s finance lease liabilities as of December 31, 2020:

Finance Leases
Year Ending December 31,
2021	$9,634
2022	13,653
2023	11,553
2024	11,696
2025	12,002
Thereafter	79,962
Total minimum lease payments	138,500
Less: imputed interest	(55,550)
Total finance lease liabilities	$82,950

Financing Obligations

Financing obligations were $722 and $1,933, as of December 31, 2020 and 2019, respectively, and consist primarily of obligations for software licensing and support.

Contractual Commitments

The Company has $6,835 of non-cancellable contractual commitments as of December 31, 2020 related to the purchase of software and maintenance. These commitments are not accrued in the consolidated balance sheets of the Company.

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

13. Redeemable Preferred Stock

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

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of December 31, 2020, the Company paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

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

14. Stock-Based Compensation

Employee Stock-based Compensation Plan

The Company maintains the Second Amended and Restated 2012 Stock Plan, as amended, (the “2012 Plan”) and previously had in place the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”), which expired in 2020.  Pursuant to the 2012 Plan, the Company has reserved 6,231,609 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, non-statutory stock options, stock bonuses, stock purchase rights, stock appreciation rights, and restricted stock units and awards. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date of the 2012 Plan, were added to the reserves of the 2012 Plan. As of December 31, 2020, no awards were outstanding under the 2000 Plan. As of December 31, 2020, the Company had 3,518,804 shares allocated to the 2012 Plan, but not yet issued.

The Company has issued two types of awards under these plans: stock options and restricted stock units (“RSUs”). The following table sets forth the number of awards outstanding for each award type is as follows:

	As of December 31,
Award type outstanding	2020	2019	2018
Restricted stock units	2,590,877	1,970,555	2,174,250
Stock options	121,928	206,447	233,247

The grant date value of RSUs is equal to the closing price of the Company’s stock on the date of grant, or, if not a trading day, the closing price of the previous trading day. Stock options are granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant. Generally, the Company issues previously unissued shares for the exercise of stock options or exchange of RSUs; however, previously acquired shares may be reissued to satisfy future issuances. The standard vesting period for RSU and option awards is over four years; however, vesting periods range from one to four years. The options expire 10 years from the grant date. Compensation expense for the fair value of the stock-based awards at their grant date is recognized ratably over the vesting period.

Compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31:

Stock-based compensation expense	2020	2019	2018
Cost of revenue	$3,703	$3,569	$5,164
Sales and marketing	3,081	3,799	6,764
Research and development	2,555	3,265	5,510
General and administrative	5,198	8,939	11,430
	$14,537	$19,572	$28,868

The total compensation cost related to non-vested awards not yet recognized as of December 31, 2020 was $21,286 and will be recognized over a weighted-average period of approximately 2.32 years.

Restricted Stock Units

During 2020, the Company granted RSUs under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments over terms that range from one to four years. The fair value of the stock at the time of grant is amortized based on a straight-line basis over the vesting period.

The summary of unvested restricted stock units is as follows:

	Restricted stock units	Weighted average grant date fair value
Unvested at December 31, 2019	1,970,555	$34.82
Granted	2,361,447	9.47
Forfeited	(572,629)	29.00
Vested	(1,168,496)	27.41
Unvested at December 31, 2020	2,590,877	$14.40

As of December 31, 2020, the number and intrinsic value of restricted stock units expected to vest was 2,506,574 and $36,295, respectively.  The aggregate fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $6,132, $32,065 and $18,623, respectively.

Included in the grants of 2020 restricted stock units are performance restricted stock units for which vesting is contingent upon meeting various financial targets to support growth initiatives. The Company granted 801,453 performance restricted stock units to officers and certain employees with an aggregate grant-date fair value of $6,713. The actual number of shares issued upon vesting could range from 0% to 100%. As of December 31, 2020, there were 830,399 performance restricted stock units outstanding with a weighted average grant-date fair value of $11.76 per unit, of which 746,096 units with a weighted average grant-date fair value of $12.28 per unit were expected to vest.

Stock Options

The following is a summary of the option activity for the year ended December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2019	206,447	$10.10
Granted	-	-
Exercised	(62,519)	6.93
Forfeited	(21,000)	10.26
Expired	(1,000)	5.38
Outstanding balance at December 31, 2020	121,928	$11.73	2.0	$335
Exercisable at December 31, 2020	121,928	$11.73	2.0	$335
Vested and expected to vest at December 31, 2020	121,928	$11.73	2.0	$335

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2020, 2019, and 2018 was $219, $958 and $915, respectively. No stock options were granted during the years ended December 31, 2020, 2019 and 2018.

15. Stockholders’ Deficit

Preferred stock

The Company has 5,000,000 shares of preferred stock authorized of which 3,222,222 shares are undesignated.

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

The Company maintains the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan (“ESPP”) pursuant to which the Company has reserved 98,571 shares of its common stock for purchase by its employees who meet certain criteria. Under the ESPP, eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice yearly on or about January 1 and July 1 and exercisable on or about the succeeding June 30 and December 31, respectively, of each year. Shares are purchased at acquisition prices equal to 95% of the fair market value of the Company’s common stock at the purchase date. No participant may purchase more than $12 worth of the Company’s common stock in a six-month offering period.

At December 31, 2020, the Company had reserved a total of 11,663,514 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	121,928
Restricted stock units	2,590,877
Available for future issuance under stock award plans	3,518,804
Available for future issuance under ESPP	98,571
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	11,663,514

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

Under its stock repurchase program, the Company purchased 1,106,173 shares of its outstanding common stock, for an aggregate of $9,667 during the year ended December 31, 2020. All of these shares have been cancelled and returned to its pool of authorized shares to be used for general purposes.

16. Revenue

Disaggregation of Revenue

The following table provide information about disaggregation of revenue by service line:

	Year ended December 31
	2020	2019	2018
Service line
Subscription	$179,743	$195,091	$179,410
Platform	35,101	33,654	22,938
Total software services	$214,844	$228,745	$202,348
Professional services	53,297	66,941	56,373
Total	$268,141	$295,686	$258,721

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
As of December 31, 2020
Contract assets	$16,685	$15,105
Contract liabilities:
Deferred revenue	$38,508	$32,204

As of December 31, 2019
Contract assets	$12,798	$16,685
Contract liabilities:
Deferred revenue	$45,863	$38,508

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the years ended December 31, 2020 and 2019.

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

Revenue recognized during the years ended December 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of the periods was $33,092 and $32,256, respectively.

The Company added deferred revenue of $6,692 as a result of a business combination during the year ended December 31, 2019.

The Company recorded favorable transaction price adjustments to software services revenue from performance obligations satisfied or partially satisfied in previous periods of $4,374 and $2,914 during the years ended December 31, 2020 and 2019, respectively.

Performance Obligations

As of December 31, 2020, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $227,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

17. Employee Benefit Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan after one day of service and upon attainment of age 21, and may elect to defer an amount or percentage of their annual compensation up to amounts prescribed by law. The Company makes discretionary matching contributions to employee plan accounts. During each of the years ended December 31, 2020, 2019 and 2018, the Company matched 50% of the employees’ contribution, with the match limited to 3% of qualifying compensation. Employee vesting in matching company contributions occurs at a rate of 20% per year after one year of service. During the years ended December 31, 2020, 2019, and 2018, employer matching contributions were $2,790, $3,370 and $3,162, respectively.

18. Income Taxes

The Company files income tax returns in the U.S. for federal and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years 2016 through 2019 as well as state income tax examinations for various years depending on statutes of limitations of those jurisdictions.

The following summarizes the components of income tax expense for the years ended December 31:

Current:	2020	2019	2018
Federal	$-	$-	$-
State and local	22	27	28
Total current expense	$22	$27	$28
Deferred:
Federal	$-	$-	$-
State and local	-	-	-
Total deferred taxes	$-	$-	$-

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows for the years ended December 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	1.8%	8.2%	10.3%
Change in state tax rates	3.8%	2.9%	1.7%
Change in valuation allowance	(13.7%)	(33.7%)	(29.4%)
State tax credits	(0.6%)	1.4%	0.3%
Stock-based compensation	(11.5%)	2.5%	(2.2%)
Section 162(m)	(0.2%)	(1.2%)	(0.8%)
Other permanent items	(0.6%)	(1.1%)	(0.9%)
Income tax provision effective rate	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax asset and liability were as follows as of December 31:

	2020	2019
Deferred tax assets relating to:
Net operating loss carryforwards	$93,408	$95,084
Deferred revenue	7,499	7,304
Commissions and incentive accrual	1,945	895
Deferred rent	136	57
State tax credits	8,414	8,590
Stock-based compensation	2,684	4,095
Compensation and other accruals	1,455	-
Finance lease right-of-use liabilities	22,567	24,930
Interest limitation	-	1,804
Total gross deferred tax assets	138,108	142,759
Deferred tax liabilities
Compensation and other accruals	$-	$(712)
Finance lease right-of-use assets	(20,193)	(22,848)
Property and equipment and intangible assets	(4,366)	(3,025)
Convertible debt	(9,806)	(13,657)
Total gross deferred tax liabilities	(34,365)	(40,242)
Deferred tax assets less liabilities	103,743	102,517
Less: valuation allowance	(103,743)	(102,517)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2020 and 2019, the Company’s gross deferred tax was reduced by a valuation allowance of $103,743 and $102,517, respectively.

The valuation allowance increased by $1,226 and $20,209 during the years ended December 31, 2020 and 2019, respectively. The valuation allowance increased in 2020 resulted primarily from changes in the deferred tax assets related to compensation and other accruals, and finance lease right-of-use liabilities. The valuation allowance increase in 2019 resulted primarily from changes in the deferred tax assets related to the net operating loss carryforwards and deferred revenue. The following table provides information about the Company’s deferred tax valuation allowance.

	Year ended December 31,
Deferred tax valuation allowance	2020	2019	2018
Beginning of period	$102,517	$82,308	$89,093
Additions charged against expenses	1,226	22,446	15,444
Deductions	-	(2,237)	(22,229)
End of period	$103,743	$102,517	$82,308

Net operating loss carryforwards for federal income tax purposes were approximately $326,944 and $327,415 at December 31, 2020 and 2019, respectively. State net operating loss carryforwards were $294,442 and $325,106 at December 31, 2020 and 2019, respectively. The federal and state net operating loss carryforwards will expire at various dates during 2021 through 2039, if not utilized. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to historical and future ownership changes.

South Carolina jobs tax credit and headquarters tax credit carryovers of $11,088 and $11,309 were available at December 31, 2020 and 2019, respectively. Headquarters credits are expected to be used to offset future state income tax license fees. The credits expire in various amounts during 2021 through 2035.

The Company follows FASB ASC 740-10 for accounting for unrecognized tax benefits. As of December 31, 2020, the Company had gross unrecognized tax benefits of $437.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31:

	2020	2019	2018
Balance at beginning of year	$437	$437	$437
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions in prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Reductions for tax positions due to lapse of statute	-	-	-
Settlements	-	-	-
Balance at end of year	$437	$437	$437

At December 31, 2020 and 2019, none of the $437 liabilities for unrecognized tax benefits could impact the Company’s effective tax rate, if recognized. The Company expects the unrecognized tax benefits to change by $71 within the next twelve months.

19. Segments and Geographic Information

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

Substantially all assets were held and all revenue was generated in the United States during the years ended December 31, 2020, 2019 and 2018.

20. Related Parties

Series A Preferred Stock

As described in Note 13, the Company sold 1,777,778 shares of Preferred Stock to an entity whose Chief Executive Officer is a member of the Company’s Board of Directors. In connection with this transaction, the Company reimbursed the Buyer $150 for fees incurred in closing the sale of Preferred Stock in June 2020. The Company paid dividends of $3,662 to the buyer for the year ended December 31, 2020. Additionally, the Company paid management oversight fees of $229 to the Buyer for the year ended December 31, 2020. The significant terms of the Preferred Stock are described in Note 13.

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

Payments related to these agreements were $15,137, $10,884, and $10,659 for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts due to the related parties were recorded as $667 and $791 in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively, and were recorded in “Accrued expenses”. Payments made during the year ended December 31, 2020 include amounts paid in connection with the amendment of these leases described in Note 12.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $177, $256, and $107 for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts due to the related parties were de minimis as of December 31, 2020. No amounts were due to the related parties as of December 31, 2019.

During 2018, the Company entered into an agreement to purchase software and services from a company affiliated with a Company director.  Payments related to this agreement were $102, $108, and $35 for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts due to this company were de minimis as of December 31, 2020. No amounts were due to this company as of December 31, 2019.

21. Subsequent Events

Legal Proceedings

On March 2, 2021, the Company, along with other parties, was named as a defendant in a purported class-action lawsuit filed by an investor. The other parties named as defendants were parties involved in the secondary public offering of the Company’s common stock in March 2019 which include the selling shareholders and their affiliated companies, members of board of directors and management, and the offering underwriters. The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our secondary public offering in March 2019. The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our commercial relationships and failing to disclose certain material adverse facts, trends or uncertainties or significant risks that made the secondary public offering speculative and risky. The complaint seeks rescission or rescissory damages and compensatory damages, costs and fees incurred in the action. The Company does not believe the complaint has merit and plans to vigorously contest and defend against it.

Stock-Based Compensation

During January and February 2021, stock option exercises and vesting of restricted stock units resulted in the issuance of 174,125 shares of common stock.

Restructuring

During January 2021, the Company recorded restructuring costs of approximately $1,400 from a reduction to its workforce. Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services and will be presented separately in operating expenses in the consolidated statements of operations and comprehensive loss.