Form 10-K/A
period 2020-12-31
Benefitfocus, Inc.
filed 2021-04-30
CIK 1576169

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

EXPLANATORY NOTE
On March 10, 2021, Benefitfocus, Inc. filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “Original Form
10-K”).
The Original Form
10-K
omitted Part III, Items 10 (
Directors, Executive Officers and Corporate Governance
), 11 (
Executive Compensation
), 12 (
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
), 13 (
Certain Relationships and Related Transactions, and Director Independence
), and 14 (
Principal Accountant Fees and Services
) in reliance on General Instruction G(3) to Form
10-K,
which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
Our definitive proxy statement for the 2021 Annual Meeting of Stockholders will not be filed within 120 days of the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form
10-K
(this “Amendment”) is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form
10-K
and does not otherwise reflect any events occurring after the filing of the Original Form
10-K.
Accordingly, the Amendment should be read in conjunction with the Original Form
10-K
and the Company’s filings made with the SEC subsequent to the filing of the Original Form
10-K.
As used in this Amendment, the terms “Benefitfocus, Inc.,” “Benefitfocus,” “Company,” “company,” “we,” “us,” and “our” mean Benefitfocus, Inc. and its subsidiaries unless the context indicates otherwise.

Benefitfocus, Inc.
Form
10-K
For Year Ended December 31, 2020

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Background and Qualifications
The names of the members of our board of directors, their respective ages, their positions with Benefitfocus, and other biographical information as of April 20, 2021 are set forth below. There is no family relationship between any director or executive officer of our Company.

Name	Age	Position(s) with Benefitfocus	Director Since
Douglas A. Dennerline	62	Director	August 2014
A. Lanham Napier	50	Director	September 2014
Coretha M. Rushing	64	Director	March 2021
Zeynep Young	50	Director	January 2021
Stephen M. Swad	59	Chief Executive Officer, Director	August 2020
Francis J. Pelzer V	50	Director	May 2013
Mason R. Holland, Jr. (1)	56	Executive Chairman, Director	June 2000

(1)	Mr. Holland will not stand for re-election when his current term expires at our 2021 Annual Meeting of Stockholders.
Douglas A. Dennerline—Director
Doug Dennerline has served as a member of the board of directors since August 2014. He serves on the compensation and talent and nominating and governance committees. He is currently Chief Executive Officer and Executive Chairman of BetterWorks Systems, Inc. From January 2013 to March 2018, he was Chief Executive Officer and on the board of directors of Alfresco Software, Inc. and was previously President and a director of SuccessFactors, Inc. Prior to joining SuccessFactors, Mr. Dennerline was Executive Vice President of Sales, Americas and Europe, Middle East and Africa for Salesforce.com, Inc. (NYSE: CRM). He is currently serving on the board of VBrick Systems, Inc. AmplifiedAg, Inc., and Aktana, Inc. and previously served on the board of SugarCRM Inc. Mr. Dennerline holds a B.S. in Business Administration from Arizona State University.
We believe Mr. Dennerline’s experience as chief executive officer of a software company and familiarity with the software industry brings to the board of directors important skills. In addition, his experience as a director of a software and technology company brings to the board critical skills related to financial oversight of complex organizations, strategic planning, and corporate governance. All of this qualifies him to serve on the board and as the Chairman Elect of the board.
A. Lanham Napier—Director
Lanham Napier has served as a member of the board of directors since September 2014. He serves on the audit and nominating and governance committees and is the chair of the nominating and governance committee. Mr. Napier is a
Co-Founder,
Co-Chief
Executive Officer, and member of the board of managers of BuildGroup Management, LLC. BuildGroup Management, LLC is a privately held company based in Austin, Texas, that operates and invests in emerging software companies in select technology categories. Affiliates of BuildGroup Management, LLC hold all of the outstanding shares of our Preferred Stock. Mr. Napier is also
Co-Chief
Executive Officer and chairman of the board of Build Acquisition Corp. (NYSE: BGSX.UN), a newly incorporated blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. Mr. Napier was formerly the Chief Executive Officer of Rackspace Hosting, Inc. (NYSE: RAX), which was acquired by Apollo Global Management, LLC. At various times during his 14 years at Rackspace, he also served in other capacities at the company, including as its President, Chief Financial Officer, and member of its board of directors. Prior to that, Mr. Napier was an analyst of Merrill Lynch & Co., Inc. Mr. Napier serves on the board of directors of Transtelco, Inc., Anaconda Inc., DigniFi Tech Inc., and Leading Quality Assurance Limited, among others. Mr. Napier holds an M.B.A. from Harvard University and a B.A. in Economics from Rice University.
We believe Mr. Napier’s experience as chief executive officer of a public company, familiarity with the software industry and his experience as a director of a software company brings to the board of directors critical skills related to strategic planning and corporate governance and qualifies him to serve on the board.
Coretha M. Rushing—Director
Coretha Rushing has served as a member of the board of directors since March 2021. Ms. Rushing is Managing Director of Merryck & Co. Americas, LLC, a global executive coaching and mentoring firm. From May 2006 to December 2019, she was Corporate Vice President and Chief Human Resources Officer of Equifax Inc. (NYSE: EFX). Prior to that, from April 1996 to June 2005, she was Senior Vice President, Chief Human Resources Officer at The Coca-Cola Company (NYSE: KO). Ms. Rushing currently serves on the board of directors and compensation committee of 2U, Inc. (NASDAQ: TWOU) and is an external board advisor for Spencer Stuart Consulting Firm. She previously served on the board, including most recently as Chair and then Chair Emeritus, of The Society for Human Resource Management. Ms. Rushing holds a B.S. in Industrial Psychology from East Carolina University and an M.Ed. in Human Resources and Counseling from The George Washington University.
Ms. Rushing brings 30 years of experience in the human resources arena, with expertise spanning corporate and consulting environments across various industries, including technology and software, financial services and consumer goods. We believe that her expertise with respect to critical human capital management skills including succession planning, employee engagement, talent development, executive coaching, compensation and corporate governance qualifies her to serve on the board.
Zeynep Young—Director
Zeynep Young has served as a member of the board of directors since January 2021. Since December 2020, Ms. Young has served as the Strategic Advisor for BuildGroup Management, LLC. BuildGroup Management, LLC is a privately held company based in Austin, Texas, that operates and invests in emerging software companies in select technology categories. Ms. Young is also
Co-Chief
Executive Officer and a director of Build Acquisition Corp. (NYSE: BGSX.UN), a newly incorporated blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. From March 2020 until December 2020, she was the Chief Executive Officer of Calytera, Inc. Prior to that, she was a venture partner and advisor for Next Coast Ventures, LLC, which she joined in March 2017. Ms. Young was the Founder and Chief Executive Officer of Double Line, Inc. from February 2009 until January 2016. She was Portfolio Director, Texas for The Michael & Susan Dell Foundation from October 2005 through February 2009, where she oversaw a portfolio of investments in market-leading technologies in education and healthcare. Ms. Young began her career at McKinsey & Company in 1997. Ms. Young previously served as a member of the board of directors and compensation committee of Cipherloc Corporation (OTCQB: CLOC) from August 2019 until January 2021. Ms. Young also serves on the boards of YPO Austin, Texas 2036 and Texas Book Festival. Ms. Young holds an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. in Economics and Sociology from Rice University.
Ms. Young is an experienced entrepreneur and executive with a track record of leading and scaling private software companies, particularly in the government, education and social sectors. In addition to her roles in the government technology sector, Ms. Young is an experienced public company director, and her familiarity with strategic planning and corporate governance in the software industry and her perspective as an investor at one of the leading family offices qualifies her to serve on the board.

Stephen M. Swad—Chief Executive Officer, Director
Steve Swad has been our Chief Executive Officer and a member of the board of directors since August 2020. He previously served as our Chief Financial Officer from July 2019 until his recent appointment. He also had previously served on our board from December 2013 until July 2019. From January 2016 until July 2019, Mr. Swad served as Chief Financial Officer of Vox Media, LLC. From February 2012 until April 2015, Mr. Swad served as the President, Chief Executive Officer, and a director of Rosetta Stone Inc., a previously publicly held language-learning software company until its merger with Cambium Holding Corp. in 2020. He was previously its Chief Financial Officer beginning in November 2010. Prior to joining Rosetta Stone, Mr. Swad served as the Executive Vice President and Chief Financial Officer of Comverse Technology, Inc., beginning in May 2009. Prior to that, he served as Executive Vice President and Chief Financial Officer of Federal National Mortgage Association (Fannie Mae) (OTCQB: FNMA) from May 2007 until August 2008. He has also held various senior financial management positions with then-public companies, including AOL Inc. (now a part of Oath Inc., which was renamed Verizon Media, which is a division of Verizon Communications) and Time Warner Inc. (now known as Warner Media, LLC) and its subsidiaries. Mr. Swad, a former partner of KPMG LLP, has also served as a Deputy Chief Accountant at the SEC. He served on the board of Eloqua, Inc. from August of 2011 until February 2013, including between August 2012 and February 2013, during which time it was a publicly held company. Mr. Swad holds a B.A. in business administration from the University of Michigan.
Among other experience, qualifications, attributes and skills, we believe Mr. Swad’s financial and accounting experience, ability to lead public companies, and familiarity with consumer-facing technology companies bring to the board of directors important skills related to corporate finance and governance, and qualify him to serve on the board.
Francis J. Pelzer V—Director
Frank Pelzer has served as a member of the board of directors since May 2013. He serves on the audit and compensation and talent committees and is the chair of the audit committee. He is currently Executive Vice President and Chief Financial Officer of F5 Networks, Inc. (NASDAQ: FFIV). Until May 2018, Mr. Pelzer served as President and Chief Operating Officer of SAP SE’s (Xetra: SAP) Cloud Business Group, and he was the Chief Financial Officer prior to that, starting in January 2015. From May 2010 to January 2015, Mr. Pelzer served as the Chief Financial Officer of Concur Technologies, Inc. (acquired by SAP SE), a provider of web-based
and mobile integrated travel and expense management solutions. From 2004 to May 2010, Mr. Pelzer served as a Director and Vice President in the Software Investment Banking group at Deutsche Bank AG (NYSE: DB). Prior to that, Mr. Pelzer was a Vice President with Credit Suisse First Boston and a management consultant with Kurt Salmon Associates, now a part of Accenture plc (NYSE: ACN). Mr. Pelzer serves on the board of directors of Modumetal, Inc. and Duck Creek Technologies, Inc. (NASDAQ: DCT). Mr. Pelzer graduated with an M.B.A. as an Edward Tuck Scholar with Distinction from the Tuck School of Business at Dartmouth and holds a B.A. from Dartmouth College.
We believe Mr. Pelzer’s experience as a chief financial officer of a public company, familiarity with the software industry, accounting standards, and public company disclosure requirements, and his ability to serve as our audit committee financial expert, bring to the board of directors important skills and qualify him to serve on the board.
Mason R. Holland, Jr.—Executive Chairman, Director
Mason Holland, one of our founders, has been our Executive Chairman and a member of the board of directors since our founding in June 2000. Mr. Holland is responsible for the coordination of strategic partnerships with industry leaders and client relations. Mr. Holland founded American Pensions, Inc. in 1988, serving as its Chairman and President from 1988 to 2003. Mr. Holland also has established and operated a number of other business entities throughout his 35 plus year career, including a real estate development firm established in 1989 and still operational and a jet aircraft manufacturer for which he served as lead investor, chief executive officer and board chairman from 2009 to 2014. Mr. Holland has served on the board of the private company AmplifiedAg, Inc. since September 2018 and on the boards of the following non-profit
organizations, American Red Cross, Lowcountry Chapter, South Carolina Region; South Carolina Aquarium, and The Charleston Gaillard Management Corporation. Mr. Holland attended Old Dominion University in Norfolk, Virginia.

We believe Mr. Holland brings to the board of directors valuable perspective and experience as our Executive Chairman, one of our founders and as a large stockholder, as well as knowledge of the benefits industry and experience managing and directing companies through various stages of development, all of which qualify him to serve on the board.
Mr. Holland will not stand for
re-election
when his current term expires at our 2021 Annual Meeting of Stockholders.
Committees of the Board of Directors
The following table provides membership information of our directors on each committee of our board of directors as of April 20, 2021.

	Audit Committee	Compensation & Talent Committee	Nominating & Governance Committee
Douglas A. Dennerline

Francis J. Pelzer V

Coretha M. Rushing (1)

= Committee Chair

= Member

(1)
Ms. Rushing joined our audit committee in March 2021 when Ana M. White resigned from the board of directors. Ms. White previously joined our audit committee in June 2020 when Mr. Napier stepped down from the committee.

Our board of directors has determined that of the members of the audit committee, Messrs. Pelzer (Chair) and Dennerline and Ms. Rushing are, and Ms. White during her period of service on the audit committee was, independent within the meaning of the Nasdaq Listing Rules and meet the additional test for independence for audit committee members imposed by SEC regulations and the Nasdaq Listing Rules. Our board has also determined that Mr. Pelzer is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation
S-K.
Executive Officers
The information required by this Item concerning our executive officers is set forth at the end of Part I of the Original Form
10-K
under the heading “Executive Officers”.
Code of Ethics
We have adopted a code of ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of conduct specifically for our principal executive officer and senior financial officers. Each of these policies is posted on our website,
www.benefitfocus.com
.

Item 11. Executive Compensation.
The following discussion and analysis of compensation arrangements of our named executive officers for 2020 should be read together with the compensation tables and related disclosures on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we may adopt in the future might differ materially from currently planned programs summarized in this discussion.
Compensation Committee Report
The compensation and talent committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management and, based on that review and discussion, the compensation and talent committee recommended to the board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION AND TALENT COMMITTEE
OF THE BOARD OF DIRECTORS
Douglas A. Dennerline
Francis J. Pelzer V
Ana M. White (member of the compensation and talent committee until March 2021)
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2020. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why the compensation and talent committee of our board of directors arrived at the specific compensation decisions for our named executive officers in 2020, and discusses the key factors that the compensation and talent committee considered in determining named executive officer compensation.
“Named executive officers” includes individuals who served as our principal executive officer at any time during 2020, individuals who served as our principal financial officer at any time during 2020, and the only other persons serving as an executive officer as of December 31, 2020, plus two individuals who were executive officers during 2020 but were not executive officers on December 31, 2020. Our named executive officers for 2020 were:

•	Stephen M. Swad, who was our Chief Financial Officer from July 2019 to August 2020 and our President and Chief Executive Officer (our “CEO”) starting in August 2020;

•	Alpana Wegner, who began service as our Chief Financial Officer (our “CFO”) in August 2020;

•	Mason R. Holland, Jr., who serves as Executive Chairman of our board of directors until the 2021 Annual Meeting of Stockholders;

•	Annmarie Fini, who serves as our Executive Vice President of Customer Success (our “EVP”), but due to a reorganization of management, stopped serving as an executive officer in December 2020;

•	Raymond A. August, who served as our Chief Executive Officer until August 2020 (our “former CEO”); and

•	James P. Restivo, who served as our Chief Technology Officer (our “former CTO”) until September 2020.

Executive Summary
Who We Are
We provide industry-leading, cloud-based benefits management technology solutions for employers and health plans. The Benefitfocus enrollment platform simplifies how organizations procure benefits and connect to the necessary benefits products and services that improve the lives of their employees and the American workforce. Our core technology solutions facilitate employee benefits administration and enrollment; our solutions enable working Americans and their families to select and engage in the right benefits products and services for themselves; and our data advantage delivers insights to employers, health, plans and their advisors to help control healthcare spending and reduce unnecessary expenses.
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
Health Plans, also known as health insurers, health insurance carriers or medical insurance carriers use our solutions to more effectively market offerings to benefits-eligible employees, simplify billing, and improve the enrollment process. We also provide a large network of benefit provider data exchange connections, which facilitates the otherwise highly fragmented interaction among employees, employers, brokers and health plans.
Brokers use our platform to manage employer portfolios. This includes delivering strategic insights that improve their employer clients’ benefits experience and demonstrating greater value through access to a larger set of relevant products for employers, which should bring higher broker commissions and profits. Since our initial public offering, we have described our target market as comprising two separate but related market segments – employers and health plans. Within the employer market segment, we sell our technology solutions on an annually recurring or multi-year subscription basis to large employers, which we define as those with more than 1,000 employees. Similarly, in our other market segment, we sell our solutions on a subscription basis to health plans, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and health plan market segments gives us a strong position at the center of the benefits ecosystem.
In 2018, we expanded our economic model to include a transaction-oriented solution, known as Benefit Catalog (formerly BenefitsPlace), designed to align brokers, health plans, carriers, and suppliers around the needs of employers and employees. In this model, Benefit Catalog sellers, who are carriers and suppliers, offer their voluntary and specialty benefit products in a “marketplace” alongside the benefits enrollment platform. This marketplace is designed to increase the economic value of the employee and consumer lives on our platform by aligning the Benefit Catalog products to employee and consumer needs. In exchange for Benefitfocus delivering employee/consumer access, data-driven analysis and operational efficiencies, seller partners pay us a percentage of the purchases completed on our platform. Carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency. Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.
Our hybrid
software-as-a-service,
or SaaS, and repeatable transaction-based model provides us significant visibility into our future operating results, which enhances our ability to manage our business.

2020 Business and Financial Highlights
With the challenges of the
COVID-19
pandemic and social and political turmoil in the United States, 2020 was a challenging year for us and our business partners. However, we remained committed to creating shareholder value and, with our recurring revenue business model and the strength of our leadership team, delivered on key strategic business and financial objectives during 2020. Our 2020 business and financial highlights include:
Business Highlights

•	invested in our platform to help remove friction in benefits management and improve the customer experience through AI-backed platform enrollment enhancements;

•	enhanced Benefit Catalog, including through key partnerships with Lincoln Financial Group and Transamerica;

•	expedited bringing a resource center devoted to addressing the COVID-19 pandemic and its impact on customers’ benefits-related operations and communications to help them deal with the pandemic;

•	developed with LIMRA the first data exchange standards focused on post-enrollment data for the employee benefits market not governed by HIPAA;

•	shifted our workforce strategy to fully remote and enhanced our health and welfare benefits for our associates in response to the COVID-19 pandemic;

•
swiftly took a series of actions to help address the impact of the COVID-19 pandemic on our business with a view to protecting our associates, customers and business partners, including significantly reducing our underlying expenses, enhancing our financial flexibility, and maintaining our liquidity profile;

•	strengthened our leadership team with the hiring of our first chief data officer and executive vice president, product and engineering;

•	delivered open enrollment with a customer satisfaction score from enrolled employees exceeding 90% and improved our employer customer Net Promoter Score (NPS);

•	successfully transitioned our annual user conference to a fully digital format with record attendance; and

•
refined our real estate strategy with a focus on optimizing our footprint for the future of work including exiting certain office leases, optimizing our office utilization, and enhancing our associates’ work experience to help improve productivity and effectiveness.

Financial Highlights

•	maintained software revenue retention of greater than 90% during a period of global economic unrest;

•	generated cash from operating activities of $27.7 million, compared to using cash in operating activities of $18.4 million in 2019;

•	improved GAAP net loss by approximately 47.0% to ($24.3) million, compared to ($45.5) million in 2019;

•	reduced GAAP net loss per share to ($0.87), compared to ($1.40) for 2019; and

•	achieved adjusted EBITDA of $44.0 million, compared to $19.0 million in 2019.
A reconciliation of the GAAP and
non-GAAP
information referenced above, including an explanation of how we calculate the non-GAAP
financial measures and a reconciliation of them to the applicable GAAP financial measures, is set forth in the Original
10-K.
Executive Compensation Results
Based on our overall operating environment and financial results, the compensation and talent committee took the following key actions with respect to the compensation of our named executive officers for 2020:
2020 Changes in Executive Officer Compensation Arrangements
In connection with Ms. Fini’s appointment as our Executive Vice President, we entered into an employment agreement, effective on January 1, 2020, and we amended her agreement on December 21, 2020 (as amended, the “Fini Employment Agreement”).

In connection with Mr. August’s separation from our Company as President and Chief Executive Officer and a member of our board of directors, we entered into a separation and release agreement with him, dated August 24, 2020 (the “August Separation Agreement”).
In connection with Mr. Swad’s appointment as our Chief Executive Officer, we entered into an amendment, dated August 25, 2020, to his existing employment agreement, which was originally dated July 2, 2019 (the “Swad Employment Agreement”).
In connection with Ms. Wegner’s appointment as our Chief Financial Officer, we entered into an employment agreement dated August 25, 2020 with Ms. Wegner (the “Wegner Employment Agreement”).
In connection with Mr. Restivo’s separation from our Company as Chief Technology Officer, we entered into a separation and release agreement with him, dated September 29, 2020 (the “Restivo Separation Agreement”).
The Fini Employment Agreement, Swad Employment Agreement and Wegner Employment Agreement were negotiated on our behalf by Mr. Holland, with input from the compensation and talent committee, our external independent compensation consultant, Compensia, Inc. (“Compensia”), and our primary outside legal counsel, Wyrick Robbins Yates & Ponton LLP. In establishing the compensation arrangements for Ms. Fini, Mr. Swad, and Ms. Wegner, we took into consideration the experience and skills that a qualified candidate would need to manage a growing business in a dynamic and continually changing environment and the competitive market for similar positions at other comparable companies based on a review of relevant compensation data, balancing both competitive and internal equity considerations. For a summary of the material terms and conditions of the Fini Employment Agreement, Swad Employment Agreement and Wegner Employment Agreement, see
“
Employment Agreements”
below.
COVID-19-Related
Compensation Adjustments
In response to the
COVID-19
pandemic, in May 2020, the Company took swift expense reduction actions to mitigate risks and ensure the stability of the Company given the uncertainties surrounding
COVID-19.
These actions included:

•
implementing executive compensation reductions, including reducing the take-home pay for the Chief Executive Officer to the minimum allowed by law ($684/week) and a 20% salary reduction for the executive leadership team;

•
implementing a reduction in take-home pay for the Executive Chairman of the board of directors to the minimum allowed by law ($684/week) and a 25% reduction in equity compensation for all non-employee
board members;

•	reduced grants of long-term incentive awards by 25% and shortened the vesting term by 25%; and

•	suspending merit increases and promotions.
The salary reduction actions were reversed in August 2020 and salaries were restored to previous levels.
Other Compensation Adjustments
In light of the Company’s financial results in terms of revenue during the past year, our board of directors exercised a discretionary downward adjustment to the amounts earned by the Company’s executive officers under the Management Incentive Bonus Program and the long-term incentive awards, with both paying out 90% of target for 2020.
Base Salaries
Approved annual base salaries for our named executive officers (other than Messrs. August and Swad) in amounts ranging from $325,779 to $375,000. Approved an annual base salary for Mr. August in the amount of $525,000 and approved an annual base salary for Mr. Swad in the amount of $475,000, effective on August 25, 2020. Ms. Wegner was appointed our Chief Financial Officer, effective August 24, 2020, and her annual base salary was adjusted to $350,000 for the remainder of 2020.

Management Incentive Bonus Payments
Approved management incentive bonus payments for performance equal to 90% of their target annual incentive bonus opportunities for each our named executive officers, including a management incentive bonus payment for Mr. Swad in the amount of $390,996, of
which $193,002 was paid in cash and $197,994 was paid in shares of our common stock; and a management incentive bonus payment for Mr. August in the amount of $562,387, of
which $236,250 was paid in cash and $326,137 was paid in shares of our common stock.
Long-Term Incentive Compensation
Granted long-term incentive compensation opportunities in the form of performance restricted stock units (“PRSUs”) that may be settled for shares of our common stock, and time-based restricted stock units (“RSUs”) that may be settled for shares of our common stock to our named executive officers (other than Messrs. August and Swad and Ms. Wegner), in amounts ranging from an aggregate value of approximately $249,613 to approximately $574,667 at target (under FASB ASC Topic 718), as well as a PRSU award and a time-based RSU award for Mr. Swad with an aggregate value of approximately $1,150,608 at target (under FASB ASC Topic 718), and for Mr. August with an aggregate value of approximately $2,681,810 at target (under FASB ASC Topic 718). Such bonus payments were made under our performance-based Management Incentive Bonus Program.
Pay-for-Performance
We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our executive officers with the goal of aligning their interests with those of our stockholders. To ensure this alignment and motivate and reward individual initiative and effort, a substantial portion of our executive officers’ target annual total direct compensation opportunity is both performance-based and “at risk”.
We emphasize performance-based compensation that appropriately rewards our named executive officers through two separate compensation elements:

•
First, we provide the opportunity to participate in our Management Incentive Bonus Program, which provides for payments in both cash and equity if they produce short-term financial, operational, and strategic results that meet or exceed the objectives set forth in our annual operating plan.

•
Second, we grant PRSUs, which comprise at least
one-half
of each named executive officer’s long-term incentive compensation award, with the shares of our common stock subject to such awards to be earned over a one-year
performance period based on our actual results as measured against pre-established
target levels for software services revenue and adjusted EBITDA for such period, and the earned shares, if any, vesting over a subsequent multi-year period. Software services revenue is an indicator of long-term enterprise value creation from revenue that continues for multiple years. Adjusted EBITDA is an indicator of the ongoing financial strength of our business.

These variable pay elements ensure that a substantial portion of our named executive officers’ target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance.
We believe that this pay mix provides balanced incentives for our named executive officers to drive financial performance and long-term growth. To ensure that we remain faithful to our compensation philosophy, the compensation and talent committee regularly evaluates the relationship between the reported values of the equity awards granted to our named executive officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years, and our total stockholder return over this period.

Executive Compensation Policies and Practices
We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The compensation and talent committee regularly evaluates our executive compensation program to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation and related policies and practices:
What We Do

•	Maintain an Independent Compensation and Talent Committee . The compensation and talent committee consists solely of independent directors who establish our compensation policies and practices.

•
Retain an Independent Compensation Advisor
. The compensation and talent committee engaged its own compensation consultant in 2020 to provide information, analysis, and other advice on executive compensation independent of management. This consultant performed no other consulting or other services for us in 2020.

•
Annual Executive Compensation Review
. The compensation and talent committee conducts an annual review and approval of our compensation strategy, including a review and determination of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.

•
Compensation At Risk
. Our executive compensation program is designed so that a significant portion of our named executive officers’ compensation is “at risk” based on corporate performance, as well as equity-based, to help align the interests of our named executive officers and stockholders.

•
Use a
Pay-for-Performance
Philosophy
. The majority of our named executive officers’ compensation is directly linked to corporate performance. We also structure their target total direct compensation opportunities with a significant long-term equity component, thereby making a substantial portion of each named executive officer’s target total direct compensation dependent upon our stock price performance.

•
“Double-Trigger”
Change-in-Control
Arrangements
.
All of our executive officers’ post-employment compensation arrangements payable in the event of a change in control of the Company are “double-trigger” arrangements that require both a change in control of the Company plus a qualifying termination of employment before payments and benefits are paid. All such payments and benefits are also subject to the execution and delivery of an effective release of claims in favor of the Company.

•
Stock Ownership Policy
. We maintain a stock ownership policy for our Chief Executive Officer, Chief Financial Officer, and other executive officers who are subject to Section 16 of the Exchange Act and the non-employee
members of our board of directors.

What We Do Not Do

•	No Guaranteed Bonuses . We do not provide guaranteed bonuses to our named executive officers.

•
No Executive Retirement Plans
.
We do not currently offer, nor do we have plans to offer, defined benefit pension plans or any non-qualified
deferred compensation plans or arrangements to our named executive officers other than the plans and arrangements that are available to all employees. Our named executive officers are eligible to participate in our Section 401(k) retirement savings plan on the same basis as our other employees.

•	No Tax Payments on Perquisites . We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits.

•
No Excise Tax Payments on Future Post-Employment Compensation Arrangements
.
We do not provide any excise tax reimbursement payments (including
“gross-ups”)
on payments or benefits contingent upon a change in control of the Company.

•	No Special Welfare or Health Benefits . We do not provide our named executive officers with any welfare or health benefit programs, other than participation in our broad-based employee programs.

•	No Stock Option Re-pricing . We do not permit options to purchase shares of our common stock to be re-priced to a lower exercise price without the approval of our stockholders.
Stockholder Advisory Votes on Named Executive Officer Compensation
At our 2020 Annual Meeting of Stockholders, we conducted our second annual
“Say-on-Pay”
vote. Approximately 94% of the shares represented and entitled to vote on the matter voted to approve, on an advisory basis, the compensation of our named executive officers. Our board of directors and the compensation and talent committee consider the result of the
Say-on-Pay
vote in determining the compensation of our executive officers, including our named executive officers. Based on the strong level of support for our executive compensation philosophy, program and practices demonstrated by the result of last year’s
Say-on-Pay
vote, among other factors, our board and the compensation and talent committee determined not to implement significant changes to our executive compensation program for 2020.
We value the opinions of our stockholders. Stockholder feedback, including through direct discussion and prior stockholder votes, is reported to our board of directors throughout the year. Our goal is to be responsive to our stockholders and ensure we understand and address their concerns and observations. Our board and the compensation and talent committee will consider the outcome of this year’s
Say-on-Pay
vote, as well as feedback received throughout the year, when making compensation decisions for our named executive officers.
In addition, consistent with the recommendation of our board of directors and the preference of our stockholders as reflected in the non-binding
stockholder advisory vote on the frequency of future
Say-on-Pay
votes held at our 2019 Annual Meeting of Stockholders, we intend to hold future
Say-on-Pay
votes on an annual basis.
Executive Compensation Philosophy and Objectives
Our executive compensation program is guided by our overarching philosophy of paying for demonstrable performance. Consistent with this philosophy, we have designed our executive compensation program to achieve the following primary objectives:

•	provide market-competitive compensation and benefit levels that will attract, motivate, reward, and retain a highly talented team of executives within the context of responsible cost management;

•	establish a direct link between our financial, operational, and strategic objectives and results, as well as our values, and the compensation of our executives;

•
align the interests and objectives of our executives with those of our stockholders by linking the long-term incentive compensation opportunities to stockholder value creation and their cash incentives to our annual performance;

•	target performance metrics and milestones at the top quartile of the competitive market to help drive the creation of stockholder value; and

•	offer total compensation opportunities to our executives that are competitive and fair.
Program Design
We structure the annual compensation of our named executive officers using three principal elements: base salary, annual incentive bonus opportunities, and long-term incentive compensation opportunities in the form of equity awards. While the pay mix may vary from year to year, the ultimate goal is to achieve our compensation objectives as described above.

The key component of our executive compensation program has been long-term incentive compensation in the form of equity awards for shares of our common stock. We believe that these awards offer our named executive officers a valuable long-term incentive that aligns their interests with the long-term interests of our stockholders.
We also offer cash compensation in the form of base salaries that we believe, overall, are competitive within the market range for companies of similar size, stage of development, and growth potential. In addition, in designing annual incentive bonus opportunities, the compensation and talent committee focuses on the achievement of the financial and strategic objectives that will further our longer-term growth goals in making its determinations.
The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our named executive officers and stockholders and to link pay with performance. We evaluate performance over short-term (annual) and long-term periods based on our financial and operational performance, including results for certain key performance measures.
We have not adopted policies or employed guidelines for allocating compensation between current and long-term compensation, between cash and non-cash
compensation, or among different forms of
non-cash
compensation.
Compensation-Setting Process
Role of Compensation and Talent Committee
The compensation and talent committee discharges the responsibilities of our board of directors relating to the compensation of our executive officers, key employees, and the non-employee
members of our board.
The compensation and talent committee has overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies, and practices applicable our executive officers. In addition, the compensation and talent committee makes all final decisions regarding the compensation of our Chief Executive Officer and other executive officers.
In carrying out its responsibilities, the compensation and talent committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes decisions that it believes further our philosophy or align with developments in best compensation practices, and reviews the performance of our executive officers when making decisions with respect to their compensation.
The compensation and talent committee’s authority, duties, and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted. The most recent update to the compensation and talent committee charter was made in December 2020. The charter is available in the
Company—Investor Relations—Corporate Governance
section of our website at
www.benefitfocus.com
.
The compensation and talent committee retains a compensation consultant to provide support in its review and assessment of our executive compensation program.
Setting Target Total Direct Compensation
The compensation and talent committee generally reviews the base salary levels, annual incentive bonus opportunities, and long-term incentive compensation opportunities of our named executive officers and all related performance criteria at the beginning of the fall of each year, or more frequently as warranted.

Formal compensation decisions are made after the beginning of the fiscal year, with adjustments generally effective at the beginning of the year.
The compensation and talent committee does not establish a specific target for formulating the target total direct compensation opportunities of our named executive officers. In making decisions about the compensation of our named executive officers, the compensation and talent committee relies primarily on the general experience of its members and subjective considerations of various factors, including the following:

•	our executive compensation program objectives;

•	our performance against the financial, operational, and strategic objectives established by the compensation and talent committee and our board of directors;

•	each individual named executive officer’s knowledge, skills, experience, qualifications, and tenure relative to other similarly situated executives at the companies in our compensation peer group;

•	the scope of each named executive officer’s role and responsibilities compared to other similarly situated executives at the companies in our compensation peer group;

•
the prior performance of each individual named executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function, and work as part of a team, all of which reflect our core values;

•	the potential of each individual named executive officer to contribute to our long-term financial, operational, and strategic objectives;

•	our Chief Executive Officer’s compensation relative to that of our named executive officers, and compensation parity among our named executive officers;

•	our financial performance relative to our compensation and performance peers;

•
the compensation practices of our compensation peer group and the positioning of each named executive officer’s compensation in a ranking of peer company compensation levels based on an analysis of competitive market data; and

•	the recommendations of our Chief Executive Officer with respect to the compensation of our other named executive officers.
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each named executive officer. No single factor is determinative in setting compensation levels, nor is the impact of any individual factor on the determination of pay levels quantifiable.
The compensation and talent committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation determinations with respect to our named executive officers. Instead, in making its determinations, the compensation and talent committee reviews information summarizing the compensation paid at a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment and more broad-based compensation surveys to gain a general understanding of market compensation levels. In addition, the compensation and talent committee does not weight the foregoing factors in any predetermined manner, nor does it apply any formulas in making its compensation determinations. The members of the compensation and talent committee consider all of this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each named executive officer, and business judgment in making their determinations.
The compensation and talent committee also considers the potential risks in our business when designing and administering our executive compensation program, and we believe our balanced approach to performance measurement and pay delivery works to avoid misaligned incentives for individuals to undertake excessive or inappropriate risk.

Role of Management
In discharging its responsibilities, the compensation and talent committee works with members of our management, including our Chief Executive Officer. Our management assists the compensation and talent committee by providing information on corporate and individual performance, competitive market data, and management’s perspective and recommendations on compensation matters.
Typically, our Chief Executive Officer will make recommendations to the compensation and talent committee regarding compensation matters, including adjustments to annual cash compensation, long-term incentive compensation opportunities, and program structures, for our named executive officers, except with respect to his own compensation. As the year draws to a close, our Chief Executive Officer reviews the performance of our other named executive officers based on such individual’s level of success in accomplishing the business objectives established for him or her for the year and his or her overall performance during that year, and then shares these evaluations with, and makes recommendations to, the compensation and talent committee for each element of compensation as described above. The annual business objectives for each named executive officer are developed through mutual discussion and agreement between our Chief Executive Officer and the named executive officers and are reviewed with our board of directors.
The compensation and talent committee reviews and discusses these recommendations and proposals with our Chief Executive Officer and uses them as one factor in determining and approving the compensation for our named executive officers.
Our Chief Executive Officer also attends meetings of our board of directors and the compensation and talent committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation.
Role of Compensation Consultant
The compensation and talent committee engages an external compensation consultant to assist it by providing information, analysis, and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. The compensation consultant reports directly to the compensation and talent committee and its chair, and serves at the discretion of the compensation and talent committee, which reviews the engagement annually.
For the year ended December 31, 2020, the compensation and talent committee retained Compensia to serve as its compensation advisor to advise on executive compensation matters, including competitive market pay practices for our named executive officers, and with the selection and data analysis of the compensation peer group.
During the year ended December 31, 2020, Compensia attended the meetings of the compensation and talent committee (both with and without management present) as requested and provided the following services:

•	consulted with the compensation and talent committee chair and other members between compensation and talent committee meetings;

•	updated compensation peer group;

•
provided competitive market data based on the compensation peer group for our executive officer positions and evaluated how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group compensate their executives;

•	reviewed and analyzed the base salary levels, annual incentive bonus opportunities, and long-term incentive compensation opportunities of our executive officers;

•	reviewed and assessed the compensation for our Chief Executive Officer;

•	reviewed and analyzed the compensation proposals for other senior executive positions;

•	conducted a competitive market analysis of compensation for the board of directors; and

•	supported on other ad hoc matters throughout the year.

Compensia did not provide any services to us other than the consulting services to the compensation and talent committee. The compensation and talent committee regularly reviews the objectivity and independence of the advice provided by its compensation consultant on executive compensation matters. The compensation and talent committee has evaluated Compensia’s engagement, and based on the six factors for assessing independence and identifying potential conflicts of interest that are set forth in Exchange Act Rule
10C-1(b)(4),
Rule 5605(d)(3)(D) of the Nasdaq Listing Rules, and such other factors as were deemed relevant under the circumstances, has determined that its relationship with Compensia and the work of Compensia on behalf of the compensation and talent committee did not raise any conflict of interest, and that Compensia is independent under the Nasdaq Listing Rules.
Competitive Positioning
For purposes of assessing our executive compensation against the competitive market, the compensation and talent committee reviews and considers the compensation levels and practices of a select group of peer companies. This compensation peer group consists of technology companies that are similar to us in terms of revenue, market capitalization, geographical location, and industry sector.
The companies in the compensation peer group for 2020 were approved in September 2019 on the basis of their similarity to us in size at that time, as determined using the following criteria:

•	revenue—approximately 0.5x to approximately 2.5x our last four fiscal quarter revenue of approximately $265 million (approximately $100 million to $660 million);

•	market capitalization—approximately 0.3x to approximately 3.0x our 30-day average market capitalization of approximately $849 million (approximately $250 million to $2.5 billion);

•	industry sector—business to business software—SaaS/Internet services and HR and benefits product focus where possible; and

•	location—headquartered in the United States.
In selecting the 2020 compensation peer group, the objective was to choose companies that resulted in us being near the median of the group in terms of both revenue and market capitalization. Our compensation peer group for 2020 was as follows:

AppFolio, Inc.	LivePerson, Inc.
Carbonite, Inc.	Model N, Inc.
Castlight Health, Inc.	NIC Inc.
ChannelAdvisor Corporation	Q2 Holdings, Inc.
Cornerstone OnDemand, Inc.	QAD Inc.
Evolent Health, Inc.	SPS Commerce, Inc.
Five9, Inc.	Tabula Rasa HealthCare, Inc.
HealthStream, Inc.	Upland Software, Inc.
Inovalon Holdings, Inc.	WageWorks, Inc. (now HealthEquity, Inc.)
Instructure, Inc.	Workiva Inc.
The compensation practices of the compensation peer group were the primary guide used by the compensation and talent committee in 2020 to compare the competitiveness of each compensation element and overall compensation levels (base salary, target annual incentive bonus opportunities, and long-term incentive compensation).
To analyze the compensation practices of the companies in our compensation peer group, Compensia gathered data from public filings (primarily proxy statements) of the peer group companies, as well as from the Radford Global Technology Survey. This market data was then used as a reference point for the compensation and talent committee to assess our current compensation levels in the course of its deliberations on compensation forms and amounts.
The compensation and talent committee reviews our compensation peer group each year (unless there have been significant changes to either our business model or market capitalization) and makes adjustments to its composition as warranted, taking into account changes in both our business and the businesses of the companies in the peer group.

Compensation Elements
In 2020, the principal elements of our executive compensation program, and the purposes for each element, were as follows:

Element	Type of Element	Compensation Element(s)	Objective
Base Salary	Fixed	• Cash	Designed to attract and retain highly talented executives by providing fixed compensation amounts that are competitive in the market and reward performance

Annual Incentive Bonuses	Variable	• Cash • PRSU awards that may be earned and settled for shares of our common stock	Designed to motivate our executives to achieve annual business objectives contained in our annual operating plan and provide financial incentives when we meet or exceed these annual objectives

Long-Term Incentive Compensation	Variable	• PRSU awards that may be earned and settled for shares of our common stock • RSU awards that may vest and be settled for shares of our common stock	Designed to align the interests of our executives and our stockholders by motivating executives to create sustainable long-term stockholder value
Base Salary
Base salary represents the fixed portion of our named executive officers’ compensation, and is an important element of compensation intended to attract and retain highly talented individuals. Generally, we use base salary to provide each executive officer with a specified level of cash compensation during the year with the expectation that he or she will perform his or her responsibilities to the best of his or her ability and in our best interests.
Generally, we establish the initial base salaries of our named executive officers through arm’s-length
negotiation at the time we hire the individual, taking into account his or her position, qualifications, experience, prior salary level, and the base salaries of our other executive officers. Thereafter, the compensation and talent committee reviews the base salaries of our named executive officers each year as part of its annual compensation review, with input from our Chief Executive Officer (except with respect to his own base salary) and makes adjustments as it determines to be reasonable and necessary to reflect the scope of the named executive officer’s performance, individual contributions and responsibilities, position in the case of a promotion, and market conditions.
At the end of 2019, the compensation and talent committee reviewed the base salaries of our incumbent named executive officers, taking into consideration a competitive market analysis and the recommendations of our Chief Executive Officer, as well as the other factors described in “
Compensation-Setting Process—Setting Target Total Direct Compensation
” above. Following this review, in March 2020, the compensation and talent committee made no changes to the base salaries of our named executive officers.

The base salaries of our incumbent named executive officers as approved in March 2020 were as follows:

Name	2019 Base Salary	2020 Base Salary	Percentage Adjustment
Mason R. Holland, Jr. (1) Executive Chairman of the Board	$325,779	$325,779	0%
Stephen M. Swad (2) Former CFO	$425,000	$425,000	0%
Annmarie Fini (3) EVP	—	$348,676	—
Raymond A. August (4) Former CEO	$525,000	$525,000	0%
James P. Restivo (5) Former CTO	$375,000	$375,000	0%

(1)	Mr. Holland’s base salary was temporarily reduced to $35,568 in 2020 as part of the Company’s COVID-19 cost saving efforts. The reduction was in effect from May 17, 2020 until August 23, 2020.
(2)
Mr. Swad served as our Chief Financial Officer until his appointment as our President and Chief Executive Officer, effective August 24, 2020. The base salary listed reflects his service as Chief Financial Officer. Mr. Swad’s base salary was temporarily reduced to $340,000 in 2020 as part of the Company’s
COVID-19
cost saving efforts. This salary reduction was in effect until Mr. Swad’s appointment as President and Chief Executive Officer.

(3)
Ms. Fini was appointed our Executive Vice President of Customer Success on January 1, 2020 and her base salary was set at $348,676. Ms. Fini’s base salary was temporarily reduced to $278,940 in 2020 as part of the Company’s
COVID-19
cost saving efforts. The reduction was in effect from May 17, 2020 until August 23, 2020.

(4)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020, and his actual annual base salary for 2020 was prorated for this period of service. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer until December 31, 2020. Mr. August’s base salary was temporarily reduced to $35,568 in 2020 as part of the Company’s
COVID-19
cost saving efforts. The reduction was in effect from May 17, 2020 until August 20, 2020.

(5)
Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020, and his actual annual base salary for 2020 was prorated for this period of service. He continued to serve our Company in an advisory role until December 31, 2020. Mr. Restivo’s base salary was temporarily reduced to $300,000 in 2020 as part of the Company’s
COVID-19
cost saving efforts. The reduction was in effect from May 17, 2020 until August 23, 2020.

Mr. Swad was appointed our President and Chief Executive Officer, effective August 24, 2020. At that time, his annual base salary was adjusted from $340,000 reflecting his reduced salary due to
COVID-19
cost saving efforts in May 2020,
to $475,000 for the remainder of 2020.
Ms. Wegner was appointed our Chief Financial Officer, effective August 24, 2020, and her annual base salary was adjusted to $350,000 for the remainder of 2020. Ms. Wegner’s annual base salary was not impacted by the
COVID-19
cost saving efforts.
The base salaries paid to our named executive officers during 2020 are set forth in the “
2020 Summary Compensation Table
” below.
Annual Incentive Bonuses
We use an annual bonus plan to motivate the members of our management team, including our named executive officers, to achieve our key annual business objectives. In 2014, our stockholders approved the Benefitfocus, Inc. Management Incentive Bonus Program (the “Management Incentive Bonus Program”), which is designed to provide a long-term framework for performance-based bonus plans going forward, continue to reward the members of our management team based on their responsibilities and for their contributions to the successful achievement of certain corporate goals and objectives, and to share the success and risks of our Company based upon the achievement of these business goals and objectives.
For 2020, bonuses were to be earned pursuant to the Management Incentive Bonus Program (the “2020 Bonus Program”) based on our revenue and adjusted EBITDA for the year as established under our 2020 annual operating plan. The 2020 Bonus Program is designed such that participants are to receive half of their target bonus payment in the form of a PRSU award and half, plus any amount earned in excess of target for overachievement, in cash. Any overachievement opportunity that is payable in cash is earned by meeting pre-established
metrics set forth in the 2020 Bonus Program.
Target Annual Incentive Bonus Opportunities
For purposes of the 2020 Bonus Program, bonus payments were based upon an eligible percentage of each participant’s base salary. At the end of 2019, the compensation and talent committee reviewed the target annual incentive bonus opportunities of our incumbent named executive officers, taking into consideration the recommendations of our then-incumbent Chief Executive Officer (except with respect to his own target annual incentive bonus opportunity) as well as the other factors described in “
Compensation-Setting Process—Setting Target Total Direct Compensation
” above. Following this review, in March 2020, the compensation and talent committee decided to maintain the target annual incentive bonus opportunities of our other incumbent named executive officers at their 2019 levels.
The target annual incentive bonus opportunities for our incumbent named executive officers for 2020 were as follows:

Name	2020 Target Annual Incentive Bonus Opportunity (as a percentage of base salary)	2020 Target Annual Incentive Bonus Opportunity (cash portion)	2020 Target Annual Incentive Bonus Opportunity (PRSU portion)
Stephen M. Swad (1) President, CEO and Director	100%	$41,855	$0
Alpana Wegner (2) CFO	50%	$61,494	$24,486
Mason R. Holland, Jr. Executive Chairman of the Board	100%	$162,889	$162,889
Annmarie Fini EVP	50%	$87,169	$87,169
Raymond A. August (3) Former President, CEO and Director	100%	$262,500	$262,500
James P. Restivo (4) Former CTO	75%	$140,625	$140,625
Stephen M. Swad (1) Former CFO	75%	$159,375	$159,375

(1)
Mr. Swad was appointed as our Chief Financial Officer on July 10, 2019 and served in that role until his appointment as our President and Chief Executive Officer, effective August 24, 2020, and his target annual incentive bonus opportunities for 2020 were prorated for his period of service in each position. The incremental increase in his annual incentive target for his time as Chief Executive Officer is payable in cash. The PRSU portion shown in the table reflects the value of his annual incentive target grant as Chief Financial Officer on May 1, 2020.

(2)	Ms. Wegner was appointed our Chief Financial Officer, effective August 24, 2020, and her target annual incentive bonus opportunities for 2020 were prorated for this period of service. The cash and

PRSU portions shown in the table reflect her total target values in 2020. The incremental increase in her annual incentive target for her time as Chief Financial Officer is payable in cash. The PRSU portion shown in the table reflects the value of her annual incentive target grant as Vice President, Corporate Controller on May 1, 2020.
(3)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer until December 31, 2020.

(4)	Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role until December 31, 2020.
Potential bonus payments for our named executive officers under the 2020 Bonus Program could range from zero to 150% of their target annual incentive bonus opportunity. Any amounts earned in excess of the target annual incentive bonus opportunity is payable in cash.
In May 2020, the compensation and talent committee granted PRSU awards to our incumbent named executive officers for the portion of their target annual incentive bonus opportunities payable in the form of PRSUs, with the number of units subject to each award determined by dividing 50% of each named executive officer’s target annual incentive bonus opportunity by the average closing price of our common stock for the 20 trading days preceding the date of grant. Using this formula, the maximum number of units subject to each PRSU award granted to our named executive officers in their role as of May 2020 was as follows:

Name	PRSU Award (#)(1)
Mason R. Holland, Jr. (2) Executive Chairman of the Board	16,283
Annmarie Fini (3) EVP	8,713
Raymond A. August (4) Former President, CEO and Director	26,240
James P. Restivo (5) Former CTO	14,057
Stephen M. Swad (6) Former CFO	15,931

(1)	Each PRSU award represents a contingent right to receive one share of our common stock.
(2)
Mr. Holland will serve as our Executive Chairman until the 2021 Annual Meeting of Stockholders. His unvested equity awards will continue to vest until his separation date, and subsequently any unvested equity awards will accelerate and become fully vested.

(3)	Ms. Fini was appointed our Executive Vice President, effective January 1, 2020.
(4)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date, other than his RSU granted in April 2019, and any unvested equity awards were forfeited.

(5)
Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date and any unvested equity awards were forfeited.

(6)
Mr. Swad served as our Chief Financial Officer until his appointment as our President and Chief Executive Officer, effective August 24, 2020. His unvested equity awards continue to vest. When Mr. Swad was appointed our President and Chief Executive Officer, no additional PRSU awards were granted. The incremental increase in his annual incentive target for his time as Chief Executive Officer is payable in cash. The PRSU award shown in the table reflects the annual incentive target grant as Chief Financial Officer on May 1, 2020.

Ms. Wegner was appointed our Chief Financial Officer, effective August 24, 2020, and no additional PRSU awards were granted in connection with her appointment. In May 2020, she was granted 2,447 PRSU awards for her role as Vice President, Corporate Controller.
Corporate Performance Measures
For purposes of the 2020 Bonus Program, the compensation and talent committee selected revenue (weighted 30%), and adjusted EBITDA (weighted 70%) as the corporate performance measures for the year. The compensation and talent committee selected these performance measures based on its belief that they were the best indicators of our successful execution of our annual operating plan, and our ability to continue to grow while moving towards profitability. For purposes of the 2020 Bonus Program:

•	revenue was to be calculated as reflected in our audited financial statements for 2020; and

•
adjusted EBITDA was to be calculated as net income (or loss) before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense, expense related to the impairment of goodwill and intangible assets, transaction and acquisition-related costs expensed, restructuring costs, gain or loss on extinguishment of debt, and costs not core to our business.

In March 2020, the compensation and talent committee set the target and performance payout levels for each of the corporate performance measures for purposes of the 2020 Bonus Program. For 2020, the target performance level for revenue was $270 million and the target performance level for adjusted EBITDA was $35 million. The threshold, target, and maximum performance and the payment levels for each corporate performance measure were as follows:

Revenue (Weighted 30%)	Achievement Percentage(1)	Payout Percentage(1)
$290,000,000 (Maximum)	107.4%	150%
$270,000,000 (Target)	100.0%	100%
$250,000,000 (Threshold)	92.6%	50%
<$250,000,000	<92.6%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

Adjusted EBITDA (Weighted 70%)	Achievement Percentage(1)	Payout Percentage(1)
$42,000,000 (Maximum)	120%	150%
$35,000,000 (Target)	100%	100%
$28,000,000 (Threshold)	80%	50%
<$28,000,000	<80%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

Thus, the threshold performance level for each corporate performance measure was the minimum performance level that had to be achieved before our named executive officers could earn any annual bonus payment with respect to that measure. If the threshold performance level was not achieved, then no award payment would be made under the 2020 Bonus Program with respect to that measure.
2020 Annual Incentive Bonus Decisions
In March 2021, the compensation and talent committee determined that, for 2020, our revenue was $268.1 million, and our adjusted EBITDA was $44.0 million.
From there, the compensation and talent committee
determined that we had achieved 99.3%
of the target performance level for revenue and 125.8% of the target performance level for adjusted EBITDA, resulting in an aggregate weighted payment percentage of 133.6%, as set forth in the following table:

Corporate Performance Measure	Percentage of Measure Achieved	Payment Percentage	Plan Weight	Weighted Payment Percentage
Revenue	99.3%	95.4%	30%	28.6%
Adjusted EBITDA	125.8%	150%	70%	105.0%
Total				133.6%
In light of the Company’s financial results in terms of revenue during the past year, our board of directors exercised a discretionary downward adjustment to the amounts earned by the Company’s executive officers under the Management Incentive Bonus Program and the long-term incentive awards, with both paying out 90% of target for 2020.
Based on these determinations, the compensation and talent committee approved the following total annual incentive bonus payments for our named executive officers for 2020:

Name	Target Annual Incentive Bonus ($)	Annual Incentive Bonus Payment ($)	Total Annual Incentive Bonus Payment (# of shares)(1)
Stephen M. Swad (2) President, CEO and Director	$168,625	$150,676	0
Alpana Wegner (3) CFO	$62,125	$55,512	0
Mason R. Holland, Jr. (4) Executive Chairman of the Board	$325,779	$146,600	14,654
Annmarie Fini EVP	$174,338	$78,452	7,841
Raymond A. August (5) Former President, CEO and Director	$525,000	$236,250	23,616
James P. Restivo (6) Former CTO	$281,250	$126,563	12,651
Stephen M. Swad (2) Former CFO	$205,594	$41,597	14,337

(1)	Represents the number of PRSUs earned, which is capped at the target level.
(2)
Mr. Swad was appointed as our Chief Financial Officer on July 10, 2019 and served in that role until his appointment as our President and Chief Executive Officer, effective August 24, 2020, and his target annual incentive bonus opportunities for 2020 were prorated for his period of service in each position. All PRSUs granted to Mr. Swad in 2020 were for his service as our Former Chief Financial Officer, and no additional PRSUs were granted and the difference was paid in cash, when his position changed to President and Chief Executive Officer.

(3)
Ms. Wegner was appointed our Chief Financial Officer, effective August 24, 2020, and previously served as our Vice President, Corporate Controller. Her target annual incentive bonus opportunities for 2020 were prorated for the period of service in each position. The table above reflects her target annual incentive bonus for her period of service as our Chief Financial Officer. During her prior period of service as Vice President, Corporate Controller in 2020, when she was not an executive officer, her target annual incentive bonus was $31,444, the annual incentive bonus payment was $6,391, and the total number of PRSUs earned was 2,202. All PRSUs granted to Ms. Wegner in 2020 were for her service as Vice President, Corporate Controller, and no additional PRSUs were granted and the difference was paid in cash, when her position changed to Chief Financial Officer.

(4)
Mr. Holland will serve as our Executive Chairman until the 2021 Annual Meeting of Stockholders. His unvested equity awards will continue to vest until his separation date, and subsequently any unvested equity awards will accelerate and become fully vested.

(5)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date, other than his RSU granted in April 2019, and any unvested equity awards were forfeited.

(6)
Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date and any unvested equity awards were forfeited.

Other than the amounts described above, we did not pay our executive officers, including our named executive officers, any other annual bonuses or incentive amounts in 2020 under the 2020 Bonus Program.
The annual incentive bonus payments made to our named executive officers for 2020 are set forth in the “
2020 Summary Compensation Table
” below.
Long-Term Incentive Compensation
We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our named executive officers to create value for our stockholders. Equity awards also help us retain qualified executive officers in a competitive market.
Long-term incentive compensation opportunities in the form of equity awards are granted to our Chief Executive Officer and our other named executive officers by the compensation and talent committee. The amount and forms of such equity awards are determined by the compensation and talent committee after considering the factors described in “
Compensation-Setting Process – Setting Target Total Direct Compensation
” above. The amounts and relative weighting of the equity awards are also intended to provide competitively sized awards and resulting target total direct compensation opportunities that the compensation and talent committee believes are reasonable and appropriate taking into consideration the factors described in the preceding sentence.
In April 2020, the compensation and talent committee determined that the equity awards to be granted to our named executive officers should be in the form of PRSU awards that may be earned and settled for shares of our common stock and time-based RSU awards that may vest and be settled for shares of our common stock. Further, the compensation and talent committee determined that the PRSU awards should comprise 50% of each named executive officer’s equity award, while the RSU awards should comprise 50% of the award. The aggregate value and number of shares of our common stock subject to the PRSU and RSU awards granted to our incumbent named executive officers were determined by the compensation and talent committee after considering the factors described in “
Compensation-Setting Process – Setting Target Total Direct Compensation
”
above.

Mr. August in his role as Chief Executive Officer until August 2020 received the largest equity award based on his overall responsibility for our performance and success at the time of the grant. With respect to the equity awards granted to our other named executive officers, further differentiation in the size of their awards was based on the compensation and talent committee’s review of the competitive market data for their respective positions and the size of the equity awards previously granted to them.
In response to the
COVID-19
pandemic, the Company took swift expense reduction actions to mitigate risks and ensure the stability of the Company given the uncertainties surrounding
COVID-19.
These actions impacted the annual long-term incentive compensation grants in the following ways:

•	We delayed our annual grant date from April 1 to May 1, 2020. Future vesting dates continue to occur on the anniversary of the date of grant.

•	We reduced the long-term incentive target goals from 2019 levels by 25% for all executives.

•	We reduced the vesting period for PRSUs from four years to three years.
The equity awards granted to our incumbent named executive officers in May 2020, which, in the case of the PRSU awards, represented the maximum number of units eligible to be earned based on maximum performance, were as follows:

Name	Performance-Based Restricted Stock Unit Award (maximum #)	Restricted Stock Unit Award (#)	Aggregate Grant Date Fair Value ($)
Mason R. Holland, Jr. (1) Executive Chairman of the Board	18,318	12,212	$312,017
Annmarie Fini EVP	39,211	26,141	$667,897
Raymond A. August (2) Former President, CEO and Director	196,806	131,204	$3,352,262
James P. Restivo (3) Former CTO	42,172	28,115	$718,333
Stephen M. Swad (4) Former CFO	84,438	56,292	$1,438,261

(1)
Mr. Holland will serve as our Executive Chairman until the 2021 Annual Meeting of Stockholders. His unvested equity awards will continue to vest until his separation date, and subsequently any unvested equity awards will accelerate and become fully vested.

(2)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date, other than his RSU granted in April 2019, and any unvested equity awards were forfeited.

(3)
Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date and any unvested equity awards were forfeited.

(4)
Mr. Swad served as our Chief Financial Officer until his appointment as our President and Chief Executive Officer, effective August 24, 2020. No PRSU awards were granted for his period of service as Chief Executive Officer in 2020. His unvested equity awards continue to vest.

Ms. Wegner was appointed our Chief Financial Officer, effective August 24, 2020, and no PRSU awards were granted for this period of service.
PRSU Awards
The PRSU awards were to be earned to the extent that we achieved pre-established
target levels for software services revenue (weighted 50%) and adjusted EBITDA (weighted 50%) for the performance period beginning on January 1, 2020 and ending on December 31, 2020. The compensation and talent committee selected these performance measures based on its belief that they were the best indicators of long-term enterprise value creation from revenue that continues for multiple years, and our successful execution of our annual operating plan, and our ability to continue to grow while moving towards profitability. Each unit granted pursuant to the PRSU awards represented a contingent right to receive one share of our common stock for each unit earned for the performance period.
For purposes of the PRSU awards, software services revenue means revenue from subscription services plus revenue from our platform, as reported in our financial statements. Adjusted EBITDA means net income (loss) before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense, expense related to the impairment of goodwill and intangible assets, transaction and acquisition-related costs expensed, restructuring costs, gain or loss on extinguishment of debt and costs not core to our business, as reported in our year-end
financial report.
The number of units (and, correspondingly, the number of shares) that could be earned under the PRSU awards was to vary from 0% to 150%
of the target number of units granted, with the earned shares (if any) to vest in three equal annual installments beginning on May 1, 2020. The levels of performance required to earn the target number of units was approved by the compensation and talent committee at the time of grant as follows:

Software Services Revenue (Weighted 50%)	Achievement Percentage(1)	Payout Percentage(1)
$248,400,000 (Maximum)	115%	150%
$216,000,000 (Target)	100%	100%
$183,600,000 (Threshold)	85%	50%
<$183,600,000	<85%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

Adjusted EBITDA (Weighted 50%)	Achievement Percentage(1)	Payout Percentage(1)
$40,250,000 (Maximum)	115%	150%
$35,000,000 (Target)	100%	100%
$29,750,000 (Threshold)	85%	50%
<$29,750,000	<85%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

Thus, the threshold performance level for each corporate performance measure was the minimum performance level that had to be achieved before our named executive officers could earn any PRSU award with respect to that measure. If the threshold performance level was not achieved, then no award would be earned under the 2020 Long-Term Incentive Program with respect to that measure.

The compensation and talent committee viewed these performance levels as challenging, but achievable with maximum effort. In addition software services revenue and adjusted EBITDA targets required to earn any units under the terms of the PRSU awards were established at levels that represented strong growth and improvement relative to our actual 2020 results.
The decision to link these awards to software services revenue and adjusted EBITDA was aligned with our long-term strategic plan and reflected our focus on stimulating growth as a key driver of stockholder value creation. The PRSU awards also included threshold levels of performance below which no units would be earned.
In March 2021, the compensation and talent committee evaluated our software services revenue and adjusted EBITDA performance for 2020 and determined that our software services revenue was $214.8 million and our adjusted EBITDA was $44.0 million. From there, the compensation and talent committee determined that we had achieved 99.5%
of the target performance level for revenue and 125.8% of the target performance level for adjusted EBITDA, resulting in an aggregate weighted payment percentage of 124.1%, as set forth in the following table:

Corporate Performance Measure	Percentage of Measure Achieved	Payment Percentage	Plan Weight	Weighted Payment Percentage
Software Services Revenue	99.5%	98.2%	50%	49.1%
Adjusted EBITDA	125.8%	150.0%	50%	75.0%
Total				124.1%
In light of the Company’s financial results in terms of revenue during the past year, our board of directors exercised a discretionary downward adjustment to the amounts earned by the Company’s executive officers under the Management Incentive Bonus Program and the long-term incentive awards, with both paying out 90% of target for 2020.
Time-Based RSU Awards
The time-based RSU awards vest in equal annual installments over a three-year period, with the first installment vesting on May 1, 2021, contingent upon each named executive officer remaining continuously employed by us through each applicable vesting date. Upon vesting, the RSU awards may be settled by issuing that number of shares of our common stock that equal the number of units that have vested.
Additional Equity Award Granted to Mr. Swad
In connection with the amendment of his employment agreement in August 2020, Mr. Swad was granted an RSU award valued at approximately $700,000, vesting in three equal annual installments beginning on the first anniversary of the grant date, subject to Mr. Swad’s continuous service to us through that date (and subject to certain accelerated vesting provisions as set forth in the Swad Employment Agreement) (the “Swad Retention Award”). The Swad Retention Award was granted to Mr. Swad by the compensation and talent committee to serve as a long-term retention device to ensure his continued employment with us.
Equity Awards Granted to Ms. Wegner
In connection with her appointment as our Chief Financial Officer in August 2020, Ms. Wegner was granted an RSU award valued at approximately $250,000, vesting in three equal annual installments beginning on the first anniversary of the grant date, subject to Ms. Wegner’s continuous service to us through that date (and subject to certain accelerated vesting provisions as set forth in the Wegner Employment Agreement) (the “Wegner Retention Award”). The Wegner Retention Award was granted to Ms. Wegner by the compensation and talent committee to serve as a long-term retention device to ensure her continued employment with us.

The equity awards granted to our named executive officers during 2020 are set forth in the “
2020 Summary Compensation Table”
and the
“
2020
Grants of Plan-Based Awards Table
” below.
COVID-19-Related
Incentive Compensation Adjustments
As noted above, in response to the
COVID-19
pandemic, the Company took swift expense reduction actions to mitigate risks and ensure the stability of the Company given the uncertainties surrounding
COVID-19.
These actions impacted the annual long-term incentive compensation grants in the following ways:

•	We delayed our annual grant date from April 1 to May 1, 2020. Future vesting dates continue to occur on the anniversary of the date of grant.

•	We reduced the long-term incentive target goals from 2019 levels by 25% for all executives.

•	We reduced the vesting period for PRSUs from four years to three years.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites and other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our named executive officers, except as generally made available to our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. For a summary of perquisites received by our named executive officers that were, in the aggregate, $10,000 or more for each individual, see the
“2020 Summary Compensation Table”
below.
In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described below. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation and talent committee.
Health and Welfare Benefits
Our named executive officers are eligible to receive the following health and welfare benefits, including flexible spending accounts, medical, dental, and vision insurance, business travel insurance, an employee assistance program, accidental death and dismemberment insurance, health savings accounts, short-term and long-term disability insurance and basic life insurance. These benefits are provided to our named executive officers on the same basis as to all of our employees.
We have also established a
tax-qualified
Section 401(k) retirement savings plan for our named executive officers and other employees who satisfy certain eligibility requirements. Under this plan, participants may elect to make pre-tax
contributions of their cash compensation
not to exceed the statutory income tax limitation. Currently, we match contributions made by participants in the plan as follows: $0.50 on the dollar for the first 6% of employee contributions to the plan.
Employee matching contributions are subject to a five-year vesting schedule.
We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code so that contributions by participants to the plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the plan.
We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

Other Compensation Policies
Stock Ownership Policy
We maintain a stock ownership policy for our executive officers to further align their respective interests with the interests of our stockholders, and to further promote our commitment to sound corporate governance. This policy requires our Chief Executive Officer to own a minimum number of shares of our common stock equal to a value of five times his annualized base salary, our President to own a minimum number of shares of our common stock equal to a value of three times his annualized base salary, and our other executive officers who are subject to Section 16 of the Exchange Act to own a minimum number of shares of our common stock equal to a value of one time their annualized base salary.
The number of shares of our common stock necessary to meet the minimum ownership level may be accumulated during the first five years following the adoption of the policy in March 2017. As of December 31, 2020, all of our executive officers subject to the policy had achieved his or her required ownership level.
Compensation Recovery Policy
Currently, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. We intend to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Hedging and Pledging Transactions
Under our Insider Trading Policy, we strongly discourage our employees (including our named executive officers) and the non-employee
members of our board of directors from hedging our securities, holding shares of our common stock in a margin account, or pledging shares of our common stock as collateral for a loan.
Tax and Accounting Considerations
We take the applicable tax and accounting requirements into consideration in designing and operating our executive compensation program.
Deductibility of Executive Compensation
Generally, Section 162(m) of the Internal Revenue Code limits our ability to deduct, for federal income tax purposes, compensation in excess of $1 million paid to “covered employees”. Under Section 162(m), “covered employees” are any individuals who served as the principal executive officer or principal financial officer at any time during the taxable year, each of the three other most highly compensated executive officers whose compensation may be required to be disclosed to our stockholders under the Exchange Act in the taxable year, and each person who was a covered employee for any taxable year beginning after December 31, 2016.
For 2017 and prior years, the limitation on deductibility pursuant to Section 162(m) did not apply to compensation that qualified under applicable regulations as “performance-based compensation”. In December 2017, a significant tax bill was enacted, commonly referred to as the “Tax Cuts and Jobs Act,” which amended Section 162(m) to repeal the performance-based compensation exception to Section 162(m), effective for tax years beginning on or after December 31, 2017. Accordingly, commencing with our fiscal year ending December 31, 2018, compensation to our covered employees in excess of $1 million will generally not be deductible. However, compensation in excess of $1 million will remain exempt from this deduction limit if it qualifies as “performance-based compensation” within the meaning of Section 162(m) as in effect prior to the enactment of the Tax Cuts and Jobs Act and is payable pursuant to a binding written agreement in effect on November 2, 2017 that has not been modified in any material respect on or after that date. Because of the technical nature of the application and interpretation of Section 162(m) and the regulations and guidance issued thereunder, there is no assurance that any compensation granted in the past that was intended to satisfy the requirements for deductibility under Section 162(m) will ultimately be deductible.
While the treatment applicable to performance-based compensation arrangements made pursuant to written binding contracts in effect as of November 2, 2017 may help minimize the effect of the Section 162(m) deduction limit in the short-term, we expect that, going forward, some portion of our named executive officers’ compensation might not be fully deductible by us for federal income tax purposes.
In approving the amount and form of compensation for our named executive officers, the compensation and talent committee considers all elements of our cost of providing such compensation, including the potential impact of Section 162(m). The compensation and talent committee may, in its judgment, approve compensation for our named executive officers that is not deductible for federal income tax purposes when it believes that such compensation is in the best interests of the Company and our stockholders.
Accounting for Stock-Based Compensation
The compensation and talent committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is FASB ASC Topic 718, the standard which governs the accounting treatment of certain stock-based compensation. Among other things, FASB ASC Topic 718 requires us to record a compensation expense in our income statement for all equity awards granted to our executive officers and other employees. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule). This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.
2020 Summary Compensation Table
The following table sets forth summary compensation information for our named executive officers for the fiscal years ended December 31, 2020, 2019 and 2018.

Name and principal position	Year	Salary ($)(1)		Stock awards ($)(2)	Non-equity incentive plan compensation ($)	All other compensation ($)(3)	Total ($)
Stephen M. Swad (4)	2020	$435,250	(5)	$1,945,487	$193,002	$35,139	$2,608,878
President, CEO and Director and Former CFO	2019	$171,635		$2,891,200	$46,929	$159	$3,109,923
Alpana Wegner (6) CFO	2020	$290,268	(7)	$462,504	$62,015	$6,766	$821,553
Mason R. Holland, Jr. (8)	2020	$260,175	(9)	$416,026	$146,600	$3,535	$826,336
Executive Chairman of the Board	2019	$321,602		$493,272	$57,719	$2,294	$874,887
	2018	$306,288		$555,462	$173,361	$19,158	$1,054,269
Annmarie Fini (10) EVP	2020	$342,545	(11)	$623,359	$78,452	$6,769	$1,051,125
Raymond A. August (12)	2020	$417,187	(13)	$2,949,983	$236,250	$9,960	$3,613,380
Former President, CEO and Director	2019	$518,269		$6,162,380	$93,015	$10,063	$6,783,727
	2018	$499,346		$3,372,807	$279,376	$21,468	$4,172,997
James P. Restivo (14)	2020	$369,231	(15)	$718,323	$126,563	$8,868	$1,222,985
Former CTO	2019	$371,602		$899,076	$49,829	$10,063	$1,330,570
	2018	$357,674		$769,256	$100,715	$20,874	$1,248,519

(1)	Reflects base salary earned during the fiscal year covered.
(2)
The reported amounts represent the aggregate grant date fair value of awards of RSUs and PRSUs computed in accordance with FASB ASC Topic 718, excluding the estimate of forfeitures. The reported amounts for PRSUs also assume target performance goals will be achieved and are consistent with the estimate of aggregate compensation cost recognized over the service period determined as of the grant date under FASB ASC Topic 718. For 2020, the grant date fair value of all PRSUs at maximum payout potential are $2,233,139, $478,429, $756,944, $3,620,435 and $861,996 for Mr. Swad, Mr. Holland, Ms. Fini and Messrs. August and Restivo, respectively. Ms. Wegner was not granted PRSUs in her capacity as Chief Financial Officer in 2020.

(3)	All other compensation consisted of the following in 2020:

Name	Year	Medical Insurance Premiums ($)(1)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)	Health Savings Account Contributions ($)	401(k) Plan Matching Contributions ($)	Other ($)(2)	Total ($)
Stephen M. Swad	2020	—	$249	$186	$1,250	$6,277	$27,177	$35,139
	2019	—	$96	$63	—	—	—	$159
Alpana Wegner	2020	—	$249	$186	$1,250	$5,081	—	$6,766
Mason R. Holland, Jr.	2020	—	$249	$186	$1,250	$1,850	—	$3,535
	2019	—	$249	$164	$1,250	$631	—	$2,294
	2018	$9,831	$552	$484	$1,250	$7,041	—	$19,158
Annmarie Fini	2020	—	$249	$186	$—	$6,334	—	$6,769
Raymond A. August	2020	—	$249	$186	$1,250	$8,275	—	$9,960
	2019	—	$249	$164	$1,250	$8,400	—	$10,063
	2018	$9,803	$1,032	$749	$1,250	$8,634	—	$21,468
James P. Restivo	2020	—	$249	$186	$1,250	$7,183	—	$8,868
	2019	—	$249	$164	$1,250	$8,400	—	$10,063
	2018	$9,803	$1,032	$555	$1,250	$8,234	—	$20,874

(1)
Historically, we have provided our associates and their qualifying family members with medical insurance at no cost to those individuals. In 2019, the Company moved to a self-funded health plan, and, as a result, as of January 2019, the Company no longer provides this benefit.

(2)	The Company provided Mr. Swad with a corporate apartment as part of his employment agreement.
(4)	Mr. Swad served as our Chief Financial Officer until his appointment as our President and Chief Executive Officer, effective August 24, 2020.
(5)
Mr. Swad’s base salary was temporarily reduced to $340,000 as part of the Company’s
COVID-19
cost saving efforts. This salary reduction was in effect until Mr. Swad’s appointment as President and Chief Executive Officer.

(6)	Ms. Wegner began serving as our Chief Financial Officer on August 24, 2020.
(7)
Ms. Wegner’s base salary while serving as Vice President, Corporate Controller was $244,860 and following Ms. Wegner’s appointment as Chief Financial Officer on August 24, 2020, her base salary was $350,000. Her total base salary for 2020 reflects the total of the prorated amounts for the respective periods of service.

(8)
Mr. Holland will serve as our Executive Chairman until the 2021 Annual Meeting of Stockholders. Following his separation date, he will receive the separation benefits as provided in his employment agreement. His unvested equity awards will continue to vest until his separation date, and subsequently any unvested equity awards will accelerate and become fully vested.

(9)	Mr. Holland’s base salary was temporarily reduced to $35,568 as part of the Company’s COVID-19 cost saving efforts. The reduction was in effect from May 17, 2020 until August 23, 2020.
(10)	Ms. Fini began serving as our Executive Vice President of Customer Success on January 1, 2020.
(11)	Ms. Fini’s base salary was temporarily reduced to $278,940 as part of the Company’s COVID-19 cost saving efforts. The reduction was in effect from May 17, 2020 until August 23, 2020.
(12)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date, other than his RSU granted in April 2019, and any unvested equity awards were forfeited.

(13)	Mr. August’s base salary was temporarily reduced to $35,568 as part of the Company’s COVID-19 cost saving efforts. The reduction was in effect from May 17, 2020 until August 20, 2020.
(14)
Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date and any unvested equity awards were forfeited.

(15)	Mr. Restivo’s base salary was temporarily reduced to $300,000 as part of the Company’s COVID-19 cost saving efforts. The reduction was in effect from May 17, 2020 until August 23, 2020.
Employment Agreements
We have entered into employment agreements with the named executive officers that were in their executive officer roles at December 31, 2020, namely, Mr. Swad, Ms. Wegner, Mr. Holland and Ms. Fini. Each of these agreements was approved on our behalf by the compensation and talent committee or our board of directors at the recommendation of the compensation and talent committee. We believe that these arrangements were necessary to induce these individuals to forego other employment opportunities or leave their then-current employer for the uncertainty of a demanding position in a new and unfamiliar organization.
In filling each of our executive positions, our board of directors or the compensation and talent committee, as applicable, recognized that it would need to develop competitive compensation packages to attract qualified candidates in a dynamic labor market. At the same time, our board and the compensation and talent committee were sensitive to the need to integrate new executive officers into the executive compensation structure that we were seeking to develop, balancing both competitive and internal equity considerations.
The employment agreements of Mr. Swad, Ms. Wegner, Mr. Holland and Ms. Fini contain certain protections in the event of their termination of employment under specified circumstances, including, in the case of Mr. Swad, Ms. Wegner, and Mr. Holland, following a change in control of the Company. We believe that these protections were necessary to induce these individuals to leave their former employment for the uncertainty of a demanding position and help from a retention standpoint. These arrangements provide reasonable compensation to the executive officer if he or she is terminated or resigns under certain circumstances to facilitate his or her transition to new employment. Further, in some instances we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits. We also believe that these arrangements help maintain their continued focus and dedication to their assigned duties to maximize stockholder value if there is a potential transaction that could involve a change in control of the Company.

Under the employment agreements, unless an acquirer has not assumed or substituted a comparable award for an outstanding equity award in connection with a change in control, all payments, benefits and acceleration of vesting of outstanding equity awards in the event of a change in control of the Company are payable only if there is a subsequent loss of employment by an executive officer (a so-called
“double-trigger” arrangement). In the case of the acceleration of vesting of outstanding equity awards, we use this double-trigger arrangement to protect against the loss of retention value following a change in control of the Company and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of the transaction. Additionally, we do not use excise tax payments (or
“gross-ups”)
relating to a change in control of the Company and have no such obligations in place with respect to any executive officers.
We believe that having in place reasonable and competitive post-employment compensation arrangements in the event of a change in control of the Company are essential to attracting and retaining highly qualified executive officers. The compensation and talent committee does not consider the specific amounts payable under the post-employment compensation arrangements when determining the annual compensation for our executive officers. We do believe, however, that these arrangements are necessary to offer compensation packages that are competitive.
For an estimate of the potential payments and benefits that they would have been eligible to receive if a hypothetical change in control or other trigger event had occurred on December 31, 2020, see “
Potential Payments Upon Termination or Change in Control
”
below.
Employment Agreement with Stephen M. Swad
In July 2019, we entered into an employment agreement with Stephen M. Swad. Under the agreement, we agreed to pay Mr. Swad a base salary of $425,000 per year. Mr. Swad is also eligible to receive a target bonus of up to 75% of his then-current base pay, subject to adjustment, upon achievement of our Company’s annual performance targets. Mr. Swad received a one-time
signing bonus consisting of (i) a cash bonus of $325,000, subject to repayment if he terminates his employment for other than “good reason” or the Company terminates his employment for “cause” within 12 months of his employment commencement, and (ii) a grant of RSUs valued at $2,000,000, with 25% vesting on the first anniversary of the date of grant, and the remaining 75% of the RSUs vesting in equal amounts quarterly for the following three years. Additionally, Mr. Swad received a one-time
grant of RSUs valued at $1,000,000 on August 1, 2019, vesting in four equal annual installments beginning on the first anniversary of the date of grant, subject to the terms of the related award grant notice.
In connection with Mr. Swad’s appointment as President and Chief Executive Officer, the Company and Mr. Swad entered into an amendment to the Swad Employment Agreement dated August 25, 2020 (the “Swad Amendment”). The Swad Amendment increases Mr. Swad’s annual base salary to $475,000, increases the percentage of his annual salary that he is eligible to receive as an annual bonus to 100%, extends the time the Company will rent him an apartment in Charleston through January 2022, provides he will receive RSUs valued at $700,000 vesting in three equal annual installments beginning on the first anniversary of the grant date, and updates his title and duties to reflect his becoming the Company’s Chief Executive Officer. See “
Outstanding Equity Awards as of December
 31, 2020
”
below for a description of, among other things, equity awards granted to Mr. Swad in 2020, all of which remained outstanding as of that year end.
In the event we terminate Mr. Swad’s employment without cause or Mr. Swad resigns for “good reason” at any time prior to a change in control, we will provide Mr. Swad: (i) salary continuation at a rate equal to his base salary then in effect for a period of 12 months following his termination date, (ii) a portion of his targeted annual bonus paid in a lump sum, and (iii) an insurance premium in an amount equal to that which was paid on his behalf prior to the termination of his employment paid during the same period in which he is receiving salary continuation payments. Any outstanding RSUs, PRSUs and stock rights will continue to vest for a period of 12 months.

In the event we or our acquirer terminates Mr. Swad’s employment without cause or Mr. Swad resigns for “good reason” at the time of, or within 12 months following, a change in control of our Company, we or our acquirer will provide Mr. Swad: (i) salary continuation at a rate equal to his base salary then in effect for a period of (A) 24 months if such termination occurs within the first 18 months of employment, (B) 15 months if such termination occurs within the nineteenth 19th through the 30th month of employment, and (C) 12 months of if such termination occurs after the 30th month of employment, (ii) his targeted annual bonus paid in a lump sum, (iii) an insurance premium in an amount equal to that which was paid on his behalf prior to the termination of his employment paid during the same period in which he is receiving salary continuation, and (iv) accelerated vesting of all unvested and outstanding RSU awards, PRSU awards and any other stock rights.
“Good Reason” is defined as any of the following without Mr. Swad’s express written consent: (i) a material decrease in his base salary, (ii) a material diminution in his authority, duties and responsibilities to our Company, (iii) a change in his position such that he no longer reports directly to our board of directors, (iv) a material diminution in the budget over which he has authority, (v) a material change in the geographic location of his position, or (vi) an uncured material breach of the agreement by our Company.
“Cause” is defined as reasonable determination by the board of directors of any of the following: (i) any act of dishonesty, fraud or misrepresentation in relation to his duties to our Company, (ii) Mr. Swad’s conviction of, or plea of nolo contendere to, a felony or a crime involving moral turpitude, (iii) Mr. Swad’s proven gross misconduct that results in a reasonable probability of material injury (whether tangible or reputational) to our Company, (iv) Mr. Swad’s proven unauthorized use or disclosure of any proprietary information or trade secrets of our Company or any other third party to whom he owes an obligation of nondisclosure as a result of his relationship with us, or (v) Mr. Swad’s uncured failure to perform in any material respect his duties under the agreement.
During and after his employment, Mr. Swad is subject to a covenant related to the non-disclosure
of trade secrets and confidential information. For one year following the date of termination, for any reason, Mr. Swad is subject to covenants related to the non-solicitation
of customers, employees or consultants and a covenant not to compete with the Company within the United States.
Employment Agreement with Alpana Wegner
In August 2020, we entered into an employment agreement with Alpana Wegner. Under the agreement, we agreed to pay Ms. Wegner a base salary of $350,000 per year. Ms. Wegner is also eligible to receive a target annual incentive bonus of up to 50% of her then-current base pay, subject to adjustment, upon achievement of our Company’s annual performance targets. Ms. Wegner received a one-time
grant of RSUs valued at $250,000, vesting in three equal annual installments beginning on the first anniversary of the grant date, subject to the terms of the related award grant notice. See “
Outstanding Equity Awards as of December
 31, 2020
”
below for a description of, among other things, equity awards granted to Ms. Wegner in 2020, all of which remained outstanding as of that year end.
In the event we terminate Ms. Wegner’s employment without cause or Ms. Wegner resigns for “good reason” at any time prior to a change in control, we will provide Ms. Wegner: (i) salary continuation at a rate equal to her base salary then in effect for a period of 12 months following her termination date, and (ii) an insurance premium in an amount equal to that which was paid on her behalf prior to the termination of her employment paid during the same period in which she is receiving salary continuation payments. Further, any outstanding RSUs, PRSUs and stock rights vesting that would have otherwise vested in the 12 months following her termination will immediately vest and become exercisable.
In the event we or our acquirer terminates Ms. Wegner’s employment without cause or Ms. Wegner resigns for “good reason” at the time of, or within 12 months following, a change in control of our Company, we or our acquirer will provide Ms. Wegner: (i) salary continuation at a rate equal to her base salary then in effect for a period of 12 months, (ii) an insurance premium in an amount equal to that which was paid on her behalf prior to the termination of her employment paid during the same period in which she is receiving salary continuation, and (iii) accelerated vesting of all unvested and outstanding RSU awards, PRSU awards and any other stock rights.

“Good Reason” is defined as any of the following without Ms. Wegner’s express written consent: (i) a material decrease in her base salary or targeted annual bonus, or (ii) a material diminution in her authority, duties and responsibilities to our Company.
“Cause” is defined as reasonable determination by the board of directors of any of the following: (i) Ms. Wegner’s violation of any applicable material law or regulation respecting the business of the Company; (ii) Ms. Wegner’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude; (iii) any act of dishonesty, fraud or misrepresentation made in connection with Ms. Wegner’s responsibilities as an employee; (iv) Ms. Wegner’s gross misconduct that results in a reasonable probability of material injury (whether tangible or reputational) to the Company; or (v) Ms. Wegner’s uncured failure to perform in any material respect her duties under the agreement.
During and after her employment, Ms. Wegner is subject to a covenant related to the non-disclosure
of trade secrets and confidential information. For one year following the date of termination, for any reason, Ms. Wegner is subject to covenants related to the non-solicitation
of customers, employees or consultants and a covenant not to compete with the Company within the United States.
Employment Agreements with Mason R. Holland, Jr.
In January 2007, we entered into an employment agreement with Mason Holland, our Executive Chairman, which sets forth the terms and conditions of his employment in that position. The agreement continues for terms of three years, which will be extended automatically each day, for an additional day, so that the remaining term continues to be three years in length. Either we or Mr. Holland may at any time fix the term to a finite term of three years. Under the terms of the agreement, we must pay Mr. Holland salary at a rate of not less than $200,000 per year. The board of directors will review Mr. Holland’s salary at least annually and must increase his salary by at least 5% per year. Mr. Holland waived his base salary increase in 2020. We may not decrease Mr. Holland’s base salary under these agreements without his consent.
Mr. Holland is eligible to participate in any management incentive programs we establish, and he may receive incentive compensation based upon achievement of targeted levels of performance and other criteria established by the board of directors or compensation and talent committee. In the event we achieve the annual financial targets approved by the board, Mr. Holland will be entitled to an annual bonus in an amount at least equal to his then-current base salary.
On January 26, 2021, the Company decided to eliminate the position of Executive Chairman and announced that Mr. Holland would step down from his position as Executive Chairman and a member of the board of directors, to be effective at the 2021 Annual Meeting of Stockholders. On January 26, 2021, the Company and Mr. Holland entered into an advisory and board observation agreement, pursuant to which Mr. Holland was to serve as an advisor to the board with observer rights after the 2021 Annual Meeting of Stockholders. On March 5, 2021, the board and Mr. Holland agreed that Mr. Holland will not serve as an advisor to the Company or earn any related advisor compensation and that Mr. Holland will forgo all observer rights under the advisory and board observation agreement after the 2021 Annual Meeting of Stockholders. The remaining terms of the advisory and board observation agreement remain in full force and effect.
Following the 2021 Annual Meeting of Stockholders, in accordance with the terms of his previously negotiated employment agreement, Mr. Holland is legally entitled to and will receive certain benefits for termination without cause as a result of the elimination of the position of Executive Chairman, including: (i) a pro rata payment of his 2021 annual bonus, (ii) payment each month, for a period of 36 months, of 1/12 of the sum of his current base salary and a pro rata share of his annual bonus paid at target, and (iii) continuation of his benefits, including life insurance, disability, medical, dental, and hospitalization, for 36 months following the separation date. Additionally, upon his separation date, any remaining unvested incentive equity awards previously granted to Mr. Holland will accelerate and become fully vested.

During and after his employment, Mr. Holland is subject to a covenant related to the non-disclosure
of trade secrets and confidential information. For 24 months following the separation date, for any reason, except with adequate justification, Mr. Holland is subject to covenants related to the non-solicitation
of customers, employees or consultants and a covenant not to compete with the Company. In the event Mr. Holland, during the 24 months following the separation date, becomes employed by a company that engages, in whole or part, in the same or substantially the same business as ours, he will forfeit any remaining severance payments.
Employment Agreement with Annmarie Fini
In January 2020, we entered into an employment agreement with Annmarie Fini. Under the agreement, we agreed to pay Ms. Fini a base salary of $348,676 per year. Ms. Fini is eligible to receive a target annual incentive bonus of up to 50% of her then-current base pay, subject to adjustment, upon achievement of our Company’s annual performance targets. Ms. Fini is eligible to receive an annual RSU award of up to 200% of her base salary. These RSU awards have a four-year vesting period, and will be subject to the terms of an RSU award agreement. See “
Outstanding Equity Awards as of December
 31, 2020
” below for a description of, among other things, equity awards granted to Ms. Fini in 2020, all of which remained outstanding as of that year end.
In the event we terminate Ms. Fini’s employment without cause, provided Ms. Fini executes a general release of claims, we will provide Ms. Fini salary continuation at a rate equal to her base salary then in effect for a period of six months following her termination date. Any outstanding RSUs, PRSUs and stock rights will not be subject to accelerated vesting.
In December 2020, we entered into an amendment to Ms. Fini’s employment agreement to alter certain terms with regard to post-termination payments in connection with a change in control. Pursuant to the amended employment agreement, in the event we or our acquirer terminates Ms. Fini’s employment without cause or Ms. Fini resigns for “good reason” at the time of, or within 12 months following, a change in control of our Company, we or our acquirer will provide Ms. Fini: (i) salary continuation at a rate equal to her base salary then in effect for a period of 6 months, (ii) an insurance premium in an amount equal to that which was paid on her behalf prior to the termination of her employment paid during the same period in which she is receiving salary continuation, and (iii) accelerated vesting of all unvested and outstanding RSU awards and PRSU awards.
“Cause” is defined as reasonable determination by the board of directors of any of the following: (i) Ms. Fini’s violation of any applicable material law or regulation respecting the business of the Company; (ii) Ms. Fini’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude; (iii) any act of dishonesty, fraud or misrepresentation made in connection with Ms. Fini’s responsibilities as an employee; (iv) Ms. Fini’s gross misconduct that results in a reasonable probability of material injury (whether tangible or reputational) to the Company; or (v) Ms. Fini’s material breach of any material obligations under any written agreement with the Company or Ms. Fini’s continued failure to substantially perform her material employment duties, which breach or failure is not cured to the Company’s reasonable satisfaction within five business days after notice thereof is delivered to Ms. Fini.
During and after her employment, Ms. Fini is subject to a covenant related to the non-disclosure
of trade secrets and confidential information. For one year following the date of termination, for any reason, Ms. Fini is subject to covenants related to the non-solicitation
of customers, employees or consultants and a covenant not to compete with the Company within the United States.

Employment Agreement with Raymond A. August
In July 2014, we entered into an employment agreement with Raymond A. August, which was subsequently amended in November 2017 and April 2019 (the “August Employment Agreement”). Under the agreement, we agreed to pay Mr. August a base salary of $500,000 per year. Mr. August was also eligible to receive a target bonus of up to 100% of his then-current base pay, subject to adjustment, upon achievement of our Company’s annual performance targets. Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020. Pursuant to the August Separation Agreement, Mr. August received benefits for being terminated without cause as set forth in the August Employment Agreement and in accordance with Company policies, including: (i) continued payment of his base salary for 18 months following the termination date; (ii) payment of a portion of his 2020 annual bonus; (iii) continuation coverage under COBRA for 18 months following the termination date; and (iv) immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date, other than his April 2019 RSU grant. See “
Outstanding Equity Awards as of December
 31, 2020
” below for a description of, among other things, equity awards granted to Mr. August in 2020, none of which remained outstanding as of that year end.
During and after his employment, Mr. August is subject to a covenant related to the non-disclosure of
trade secrets and confidential information. For one year following the date of termination, for any reason, Mr. August is subject to covenants related to the non-solicitation of
customers, employees or consultants and a covenant not to compete with the Company within the United States. The Company and Mr. August also agreed to abide by a non-disparagement covenant.
Employment Agreement with James P. Restivo
In December 2015, we entered into an employment agreement with James P. Restivo (the “Restivo Employment Agreement”). Under the agreement, we agreed to pay Mr. Restivo a base salary of $300,000 per year. Mr. Restivo was also eligible to receive a target bonus of up to 50% of his then-current base pay, subject to adjustment, upon achievement of our Company’s annual performance targets. Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role for a transition period through December 31, 2020. Pursuant to the Restivo Separation Agreement, Mr. Restivo received benefits for being terminated without cause as set forth in the Restivo Employment Agreement and in accordance with Company policies, including: (i) continued payment of his base salary for 6 months following the termination date; (ii) payment of a portion of his 2020 annual bonus; (iii) continuation coverage under COBRA for 6 months following the termination date; and (iv) immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date. See “
Outstanding Equity Awards as of December
 31, 2020
” below for a description of, among other things, equity awards granted to Mr. Restivo in 2020.
During and after his employment, Mr. Restivo is subject to a covenant related to the non-disclosure of
trade secrets and confidential information. For one year following the date of termination, for any reason, Mr. Restivo is subject to covenants related to the non-solicitation of
customers, employees or consultants and a covenant not to compete with the Company within the United States. The Company and Mr. Restivo also agreed to abide by a non-disparagement covenant.

Potential Payments on Change of Control
If the severance payments called for in our employment agreements with our named executive officers serving as of December 31, 2020, as described above under “
Employment Agreements
”, had been triggered on December 31, 2020, we would have been obligated to make the following payments:

	Upon Termination without Cause or Resignation for Good Reason – No Change of Control				Upon Termination without Cause or Resignation for Good Reason – Change of Control
Name	Cash Severance ($)	Value of Accelerated Vesting(1) ($)	Value of Benefits ($)	Total ($)	Cash Severance ($)	Value of Accelerated Vesting(1) ($)	Value of Benefits ($)	Total ($)
Stephen M. Swad President, CEO and Director	$814,637	$1,482,740	$13,054	$2,310,431	$1,450,296	$3,896,423	$26,109	$5,372,828
Alpana Wegner CFO	$450,635	$259,855	$13,054	$723,544	$450,635	$702,436	$13,054	$1,166,125
Mason R. Holland, Jr. Executive Chairman of the Board	$1,846,775	$775,462	$39,163	$2,661,400	$1,849,775	$775,462	$39,163	$2,661,400
Annmarie Fini EVP	$174,338	$—	$6,527	$180,865	$174,338	$1,242,398	$6,527	$1,423,263
Raymond A. August (2) Former President, CEO and Director	—	—	—	—	—	—	—	—
James P. Restivo (3) Former CTO	—	—	—	—	—	—	—	—

(1)
The value of accelerated vesting equals $14.48, the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2020, multiplied by the number of shares subject to accelerated vesting.

(2)
Mr. August served as our President and Chief Executive Officer until his separation from the Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020.

(3)	Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role through December 31, 2020.
2020 Grants of Plan-Based Awards Table
The following table summarizes equity awards and
non-equity
incentive plan awards granted to our named executive officers in 2020, as of the date of grant.

Name	Grant date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)				All other stock awards: Number of time- based RSUs(2) (#)		Grant Date Fair Value of Stock Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Stephen M. Swad (4) President, CEO and Director	May 1, 2020					15,931	(5)	15,931			$162,815
	May 1, 2020					56,292	(6)	84,438			$575,304
	May 1, 2020								56,292	(7)	$575,304
	May 1, 2020	$0	$46,219	$46,219
	August 25, 2020	$0	$168,625	$168,625
	September 1, 2020								61,010	(8)	$632,064
Alpana Wegner (9) CFO	January 1, 2020								4,726	(10)	$99,199
	May 1, 2020					2,447	(5)	2,447			$25,008
	May 1, 2020								11,014	(7)	$112,563
	May 1, 2020	$0	$7,101	$7,101
	August 25, 2020	$0	$62,125	$62,125
	September 1, 2020								21,789	(8)	$225,734

Mason R. Holland, Jr. (11) Executive Chairman of the Board	May 1, 2020				16,283	(5)	16,283			$166,412
	May 1, 2020				12,212	(6)	18,318			$124,807
	May 1, 2020							12,212	(7)	$124,807
	May 1, 2020	$0	$162,889	$162,889
Annmarie Fini EVP	May 1, 2020				8,713	(5)	8,713			$89,047
	May 1, 2020				26,141	(6)	39,211			$267,161
	May 1, 2020							26,141	(7)	$267,161
	May 1, 2020	$0	$87,169	$87,169
Raymond A. August (12) Former President, CEO and Director	May 1, 2020				26,240	(5)	26,240			$268,173
	May 1, 2020				131,204	(6)	196,806			$1,340,905
	May 1, 2020							131,204	(7)	$1,340,905
	May 1, 2020	$0	$262,500	$262,500
James P. Restivo (13) Former CTO	May 1, 2020				14,057	(5)	14,057			$143,663
	May 1, 2020				28,115	(6)	42,172			$287,332
	May 1, 2020							28,115	(7)	$287,332
	May 1, 2020	$0	$140,625	$140,625

(1)
Represents the aggregate cash incentive components of the 2020 annual incentives payable to the named executive officer, as summarized in “
Compensation Discussion and Analysis—Compensation Elements
” above.

(2)
Represents the aggregate equity incentive components of the 2020 annual incentives granted in the form of PRSUs and RSUs to the named executive officer, as summarized in “
Compensation Discussion and Analysis—Compensation Elements
” above.

(3)
The reported amounts represent the aggregate grant date fair value of awards of PRSUs and RSUs computed in accordance with FASB ASC Topic 718, excluding the estimate of forfeitures. The reported amounts for PRSUs also assume target performance goals will be achieved and are consistent with the estimate of aggregate compensation cost recognized over the service period determined as of the grant date under FASB ASC Topic 718.

(4)
Mr. Swad was appointed our President and Chief Executive Officer, effective August 24, 2020, and resigned as our Chief Financial Officer, effective August 24, 2020. His target annual incentive bonus opportunities for 2020 were prorated for his period of service in each position, and his unvested equity awards continue to vest.

(5)
A percentage of the PRSUs were to vest upon the achievement of an annual revenue goal and an adjusted EBITDA goal, during the period of January 1, 2020 through December 31, 2020, as summarized in “
Compensation Discussion and Analysis—Compensation
Elements
” above. Our board of directors determined that, on April 1, 2021, a total of 14,337, 2,202, 14,654, 7,841, 23,616 and 12,651 PRSUs vested for Mr. Swad, Ms. Wegner, Mr. Holland, Ms. Fini, and Messrs. August and Restivo, respectively.

(6)
A percentage of the PRSUs were to vest upon the achievement of software service revenue and adjusted EBITDA goals during the period of January 1, 2020 through December 31, 2020, as summarized in “
Compensation Discussion and Analysis—Compensation
Elements
” above. Our board of directors determined that, on April 1, 2021, a total of 50,661, 10,989, 23,526, 118,083 and 25,301 PRSUs vested for Mr. Swad, Mr. Holland, Ms. Fini, and Messrs. August and Restivo, respectively.

(7)	Represents RSUs which vest in three equal annual installments beginning on May 1, 2021, subject to continued employment.
(8)	The shares subject to this grant of RSUs vest in three equal annual installments beginning on September 1, 2021, subject to continued employment.
(9)
Ms. Wegner was appointed our Chief Financial Officer, effective August 24, 2020, and previously served as our Vice President, Corporate Controller. Her target annual incentive bonus opportunities for 2020 were prorated for this period of service in each position.

(10)	Represents RSUs which vest in four equal annual installments beginning on January 1, 2021, subject to continued employment.
(11)
Mr. Holland will serve as our Executive Chairman until the 2021 Annual Meeting of Stockholders. Following his separation date, he will receive the separation benefits as provided in his employment agreement. His unvested equity awards will continue to vest until his separation date, and subsequently any unvested equity awards will accelerate and become fully vested.

(12)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date, other than his RSU granted in April 2019, and any unvested equity awards were forfeited.

(13)
Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date and any unvested equity awards were forfeited.

Outstanding Equity Awards as of December 31, 2020 Table
The following table lists the outstanding equity awards held by our named executive officers as of December 31, 2020:

	Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned units (#)		Equity incentive plan awards: market value of unearned units ($)(1)
Stephen M. Swad (2) President, CEO and Director					53,006	(3)	$767,527
					28,912	(4)	$418,646
					56,292	(5)	$815,108
								15,931	(6)	$230,681
								56,292	(7)	$815,108
					61,010	(8)	$883,425
Alpana Wegner (9) CFO					367	(10)	$5,314
					1,872	(11)	$27,107
					2,022	(12)	$29,279
					840	(13)	$12,163
					217	(14)	$3,142
					712	(15)	$10,310
					3,248	(16)	$47,031
					4,726	(17)	$68,432
					11,014	(5)	$159,483
								2,447	(6)	$35,433
					21,789	(8)	$315,505
Mason R. Holland, Jr . (18) Executive Chairman of the Board					1,390	(13)	$20,127
					2,052	(15)	$29,713
					4,939	(12)	$71,517
					1,738	(19)	$25,166
					12,212	(5)	$176,830
								16,283	(6)	$235,778
								12,212	(7)	$176,830

Annmarie Fini EVP				1,219	(13)	$17,651
				2,848	(15)	$41,239
				3,853	(17)	$55,791
				6,856	(12)	$99,275
				2,392	(19)	$34,636
				1,450	(20)	$20,996
				26,141	(5)	$378,522
							8,713	(6)	$126,164
							26,141	(7)	$378,522
	7,000	$10.30	10/01/2022
	2,000	$13.53	05/08/2023
Raymond A. August (21) Former President, CEO and Director				4,545	(13)	$65,812
				22,467	(22)	$325,322
				16,535	(15)	$239,427
				39,806	(12)	$576,391
				18,684	(19)	$270,544
				131,204	(5)	$1,899,834
							26,240	(6)	$379,955
							131,204	(7)	$1,899,834
James Restivo (24) Former CTO				5,316	(13)	$76,976
				1,411	(13)	$20,431
				3,576	(15)	$51,780
				4,004	(19)	$57,978
				8,609	(12)	$124,658
				28,115	(5)	$407,105
							14,057	(6)	$203,545
							28,114	(7)	$407,091

(1)	Based on $14.48 per share which was the closing price of our common stock on the Nasdaq Global Market on December 31, 2020, the last trading day of that fiscal year.
(2)
Mr. Swad was appointed our President and Chief Executive Officer, effective August 24, 2020, and resigned from the Company as our Chief Financial Officer, effective August 24, 2020. His unvested equity awards continue to vest.

(3)	The shares subject to this grant of RSUs vest 25% on August 1, 2020. 6.25% of the restricted stock units vest on each three-month anniversary thereafter, subject to continued employment.
(4)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on August 1, 2020, subject to continued employment.
(5)	The shares subject to this grant of RSUs vest in three equal annual installments beginning on May 1, 2021, subject to continued employment.
(6)
The amount reported represents the number of PRSUs granted to the named executive officer on May 1, 2020, as previously described, and assumes target performance goals will be achieved. A percentage of the PRSUs were to vest upon the achievement of an annual revenue goal and an adjusted EBITDA goal, during the period of January 1, 2020 through December 31, 2020, as summarized in “
Compensation Discussion and Analysis—Compensation
 Elements
” above. Our board of directors determined that, on April 1, 2021, a total of 14,337, 2,202, 14,654, 7,841, 23,616 and 12,651 PRSUs vested for Mr. Swad, Ms. Wegner, Mr. Holland, Ms. Fini, and Messrs. August and Restivo, respectively.

(7)
The amount reported represents the number of PRSUs granted to the named executive officer on May 1, 2020, as previously described, and assumes target performance goals will be achieved. A percentage of the PRSUs were to vest upon the achievement of software service revenue and adjusted EBITDA goals during the period of January 1, 2020 through December 31, 2020, as summarized in “
Compensation Discussion and Analysis—Compensation
 Elements
” above. Our board of directors determined that, on April 1, 2021, a total of 50,661, 10,989, 23,526, 118,083 and 25,301 PRSUs vested for Mr. Swad, Mr. Holland, Ms. Fini, and Messrs. August and Restivo, respectively.

(8)	The shares subject to this grant of RSUs vest in three equal annual installments beginning on September 1, 2021, subject to continued employment.
(9)	Ms. Wegner was appointed our Chief Financial Officer, effective August 24, 2020, and previously served as our Vice President, Corporate Controller.
(10)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on October 1, 2017, subject to continued employment.
(11)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on January 1, 2018, subject to continued employment.
(12)
The shares subject to this grant of PRSUs represented a contingent right to receive one share of our common stock upon the Company’s achievement of annual recurring revenue bookings percentage growth goals during the period of January 1, 2018 through December 31, 2018 and vest in four equal annual installments beginning on April 1, 2019, subject to continued employment.

(13)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on April 1, 2018, subject to continued employment.
(14)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on February 1, 2019, subject to continued employment.
(15)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on April 1, 2019, subject to continued employment.
(16)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on November 1, 2019, subject to continued employment.
(17)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on January 1, 2021, subject to continued employment.
(18)
Mr. Holland will serve as our Executive Chairman until the 2021 Annual Meeting of Stockholders. Following his separation date, he will receive the separation benefits as provided in his employment agreement. His unvested equity awards will continue to vest until his separation date, and subsequently any unvested equity awards will accelerate and become fully vested.

(19)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on April 1, 2020, subject to continued employment.
(20)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on September 1, 2020, subject to continued employment.
(21)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date, other than his RSU granted in April 2019, and any unvested equity awards were forfeited.

(22)	The shares subject to this grant of RSUs vest in five equal annual installments beginning on December 31, 2018, subject to continued employment.
(23)	The shares subject to this grant of RSUs vest in full on April 1, 2023, subject to continued employment.
(24)
Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date and any unvested equity awards were forfeited.

2020 Options Exercised and Stock Vested Table
The following table sets forth information on the aggregate number and value of all RSUs and PRSUs vested for each named executive officer in the year ended December 31, 2020.
Stock Vested during the year ended December 31, 2020

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting(1) ($)
Stephen M. Swad President, CEO and Director	33,730	$388,040
Alpana Wegner CFO	4,272	$53,273
Mason R. Holland, Jr. (2) Executive Chairman of the Board	8,845	$78,809
Annmarie Fini EVP	11,760	$122,204
Raymond A. August (3) Former President, CEO and Director	59,500	$676,524
James Restivo (4) Former CTO	21,179	$188,704

(1)	The aggregate value realized equals the fair market value of the shares acquired, based on the closing sale price of our common stock on the Nasdaq Global Market immediately preceding vesting.
(2)
Mr. Holland will serve as our Executive Chairman until the 2021 Annual Meeting of Stockholders. Following his separation date, he will receive the separation benefits as provided in his employment agreement. His unvested equity awards will continue to vest until his separation date, and subsequently any unvested equity awards will accelerate and become fully vested.

(3)
Mr. August served as our President and Chief Executive Officer until his separation from our Company, effective August 24, 2020. He continued to serve our Company during the transition to Mr. Swad as our President and Chief Executive Officer through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date, other than his RSU granted in April 2019, and any unvested equity awards were forfeited.

(4)
Mr. Restivo served as our Chief Technology Officer until his separation from our Company, effective September 25, 2020. He continued to serve our Company in an advisory role through December 31, 2020. On December 31, 2020, pursuant to his separation agreement, he received immediate vesting of time-based vesting equity awards that would have vested within 12 months of the termination date and any unvested equity awards were forfeited.

CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of the SEC’s Regulation
S-K,
we are providing the following information about the relationship between the median of the annual total compensation of all our employees and the annual total compensation of Mr. Swad, our Chief Executive Officer on the date we selected to identify the median employee. The pay ratio included below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K.
However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies.
For 2020:

•	the median of the annual total compensation of all our employees of our Company (other than Mr. Swad) was $85,703; and

•	the compensation of Mr. Swad as Chief Executive Officer annualized for 2020 was $2,648,628.
Based on this information, for 2020 the ratio of the annual total compensation of Mr. Swad to the median of the annual total compensation of all our employees was estimated to be 31 to 1.
To identify the median employee, compensation data was gathered for our entire employee population as of December 1, 2019, including part-time employees and excluding our Chief Executive Officer and employees from companies acquired during 2019. We have no
non-U.S.
employees. We used total 2019 regular wages for the first payroll in December 2019 as the compensation measure that best reflects the compensation of all our employees. This compensation measure was consistently applied to all of our employees included in the calculation. In accordance with SEC rules, after identifying our median employee, the 2020 annual total compensation of the median employee and our Chief Executive Officer were determined using the same methodology that we use to determine our NEOs’ annual total compensation for the Summary Compensation Table.

DIRECTOR COMPENSATION
Each of our
non-employee
directors receives an annual retainer of $180,000, payable at the director’s election either 50% in cash and 50% in RSUs, or 100% in RSUs. We also pay such directors the following cash fees for each quarter they chair one of the board committees: audit, $6,250; compensation, $2,500; and nominating and governance committee, $1,875. Other members of the committees receive the following annual cash fees: audit, $9,000; compensation, $5,000; and nominating and governance, $3,750.
Our Company maintains stock ownership guidelines for directors. The guidelines require our directors to own stock in our Company with a cash value of $225,000 or 3,750 shares, whichever is less. Directors need not own the requisite number of shares until he or she has completed three years of service as a director of our Company. If the ownership requirement is not met after the director has completed three years of service as a director of our Company, then all payments made to him or her by our Company will be entirely in the form of RSUs until the required ownership level is reached. For purposes of calculating the number of shares held by a director, shares that are owned directly are counted along with (a) shares over which the director has investment or voting power, and (b) shares that may be acquired pursuant to vested, in-the-money
options to acquire shares of our common stock. Shares used to achieve the minimum director ownership requirement may not be pledged, used as security, or otherwise encumbered by a director.
In response to the
COVID-19
pandemic, and consistent with the actions taken for executives, the board of directors made the decision voluntarily to reduce their annual retainer compensation by 25% for 2020.
The following table sets forth the total compensation paid to each of our non-employee
directors serving in 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Douglas A. Dennerline	$19,625	$89,071	(1)	$108,696
Barry Libert (2)	—	—		—
A. Lanham Napier	$8,250	$89,071	(1)	$97,321
Francis J. Pelzer V	$30,000	$89,071	(1)(3)	$119,071
Ana M. White	$16,000	$61,316	(1)(4)	$77,316

(1)
On July 1, 2020, the board of directors approved grants of RSUs to each of Messrs. Dennerline and Pelzer for 11,250 shares of our common stock with an aggregate grant date fair value for each director of $125,438, computed in accordance with FASB ASC Topic 718. These grants of RSUs vest on the earlier of July 1, 2021 or the 2021 Annual Meeting of Stockholders of our Company, subject to the director’s continued service on the board. These amounts reflected a 25% reduction in their annual retainer from initially $180,000 to $135,000.

(2)	Mr. Libert began serving as a director of our Company on September 10, 2020 and resigned on January 26, 2021.
(3)
Mr. Pelzer also holds an option to purchase 50,000 shares of our common stock, granted to him in 2013 for service on the board of directors. On December 31, 2020, all shares subject to this option were vested.

(4)
Ms. White received an initial grant of 9,531 restricted stock units when she joined our Company as a director on January 15, 2019 and therefore was not eligible for the annual grant made to directors on July 1, 2020. Ms. White resigned from the board of directors, effective March 23, 2021.

Messrs. Holland and Swad are both named executive officers, and both also serve as directors, and neither received additional compensation for service provided as a director in 2020. Mr. August separated from our Company on August 24, 2020. Mr. August did not receive any further compensation related to being a director during his service as our Chief Executive Officer.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our compensation and talent committee consists of Messrs. Dennerline and Pelzer. Ms. White served as our compensation and talent committee Chair until she stepped down in March 2021. None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of another entity that has one or more executive officers serving on our board of directors or compensation and talent committee. No interlocking relationship exists between any member of our board of directors or any member of the compensation committee (or other committee performing equivalent functions) of any other company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth the indicated information as of December 31, 2020 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2016 Employee Stock Purchase Plan	—	$—	98,571
Second Amended and Restated 2012 Stock Plan, as amended	2,712,805	$0.53	3,518,804

Total	2,712,805	$0.53	3,617,375

Our equity compensation plans consist of the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan and the Second Amended and Restated 2012 Stock Plan, as amended, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders. Our Amended and Restated 2000 Stock Option Plan expired during 2020.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 20, 2021 unless otherwise noted below for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;

•	each of the named executive officers named in the Summary Compensation table;

•	each director; and

•	all current directors and executive officers as a group.
Applicable percentage ownership is based on 32,834,103 shares of our common stock outstanding as of April 20, 2021, unless otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after April 20, 2021, and RSUs vesting within 60 days after April 20, 2021, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Benefitfocus, Inc., 100 Benefitfocus Way, Charleston, South Carolina 29492.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
A. Lanham Napier (1)	5,370,781	14.1%
Mason R. Holland, Jr. (2)	2,727,507	8.3%
Raymond A. August (3)	466,457	1.4%
Stephen M. Swad (4)	136,085	*
James P. Restivo (3)	83,547	*
Annmarie Fini	71,848	*
Francis J. Pelzer V (5)	72,337	*
Douglas A. Dennerline (6)	25,677	*
Alpana Wegner	13,986	*
Coretha M. Rushing	—	*
Zeynep Young	—	*
All current directors and executive officers as a group (8 individuals)	8,346,373	21.8%
5% or Greater Stockholders:
BuildGroup Management, LLC (7)	5,333,334	14.0%
Indaba Capital Management, L.P. (8)	3,097,800	9.4%
Brown Brothers Harriman & Co. (9)	3,097,010	9.4%
Blackrock, Inc. (10)	2,326,999	7.1%
The Vanguard Group, Inc. (11)	2,320,594	7.1%
ArrowMark Colorado Holdings LLC (12)	1,881,994	5.7%

*	Less than 1%.
(1)
Includes 5,333,334 shares of common stock underlying 1,777,778 shares of the Company’s Series A convertible preferred stock held by BuildGroup LLC. Mr. Napier is the Chief Executive Officer and a member of the board of directors of BuildGroup LLC and is the
Co-founder
and
Co-Chief
Executive Officer and a member of the board of managers of its investment manager, BuildGroup Management, LLC and therefore, may be deemed to have pecuniary interest in the shares of common stock held by BuildGroup.

(2)
Includes 2,649,099 shares held by the Holland Family Trust and five shares held by Mr. Holland as custodian for his minor son. Mr. Holland and his wife share voting and investment control over the shares held by the Holland Family Trust.

(3)	Includes shares that were subject to accelerated vesting in connection with the beneficial owner’s separation from the Company.
(4)	Includes 33,340 shares held by the Stephen M. Swad Revocable Living Trust.
(5)
Includes 50,000 shares issuable upon the exercise of options exercisable on or before 60 days after April 20, 2021 and 11,250 shares held upon the vesting of RSUs exercisable within 60 days after April 20, 2021.

(6)	Includes 11,250 shares held upon the vesting of RSUs exercisable within 60 days after April 20, 2021.
(7)
Based solely on a Schedule 13D filed with the SEC on June 10, 2020 by BuildGroup Management, LLC. Includes 5,333,334 shares of common stock underlying 1,777,778 shares of the Company’s Series A convertible preferred stock held by BuildGroup LLC. The address of BuildGroup Management, LLC is 3500 Jefferson Street, Suite 303, Austin, Texas 78731.

(8)
Based solely on a Schedule 13D/A filed with the SEC on March 16, 2021 by Indaba Capital Management, L.P. The address of Indaba Capital Management, L.P. is One Letterman Drive, Building D, Suite DM 700, San Francisco, California 94129.

(9)
Based solely on a Schedule 13G/A filed with the SEC on February 5, 2021 by Brown Brothers Harriman & Co. (“Brown Brothers”). Includes 3,097,010 shares of common stock held by Brown Brothers as a bank. The address of Brown Brothers is 140 Broadway, New York, New York 10005.

(10)
Based solely on a Schedule 13G/A filed with the SEC on January 29, 2021 by BlackRock, Inc. Includes 2,579,785 shares of common stock held by BlackRock, Inc. as a parent holding company. The address of BlackRock, Inc. is 55 East 52 nd
 Street, New York, New York 10055.

(11)	Based solely on a Schedule 13G/A filed with the SEC on February 10, 2021 by The Vanguard Group, Inc. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(12)
Based solely on a Schedule 13G/A filed with the SEC on February 16, 2021 by ArrowMark Colorado Holdings, LLC (“ArrowMark”). Includes 1,881,994 shares of common stock held by ArrowMark as an investment adviser. The address of ArrowMark is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions
The following is a summary of each transaction or series of similar transactions since January 1, 2020 to which we were or are a party in which:

•	the amount involved exceeded or exceeds $120,000; and

•	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
Landlord—Daniel Island Executive Center, LLC and DIEC II, LLC
We lease real property from Daniel Island Executive Center, LLC, or DIEC, LLC, for use as our corporate headquarters in Charleston, South Carolina under two lease agreements. Pursuant to an amendment to each lease executed on December 12, 2016, both lease agreements expire on December 31, 2031. The initial term of the leases will reset to be co-terminus
with certain new leases our Company may enter into with Daniel Island Executive Center II, LLC, or DIEC II, LLC. Under the two leases, an aggregate of $67.2 million of lease payments are due over the remainder of the terms as of December 31, 2020. We made payments related to these agreements in the amount of $7.7 million for the year ended December 31, 2020.
Pursuant to a lease agreement with DIEC II, LLC and subsequent amendment executed on December 12, 2016, we have extended our campus in Charleston, South Carolina with a Customer Success Center and, at our option and under a new lease, can have a two-story
welcome center built. The lease agreement for the Customer Success Center expires December 31, 2031. The initial term of the lease will reset to be co-terminus
with certain new leases our Company may enter into with DIEC II, LLC. Under the lease, an aggregate of $64.7 million of lease payments are due over the remainder of the term as of December 31, 2020. We made payments related to this agreement in the amount of $7.4 million for the year ended December 31, 2020.
On March 13, 2020, our Company executed an amendment to leases amending: (i) the Lease Agreement dated January 1, 2009, as amended, between the Company and DIEC, LLC; (ii) the Lease Agreement dated May 31, 2005, as amended, between the Company and DIEC, LLC; and (iii) the Commercial Lease Agreement dated December 13, 2013, as amended, between the Company and DIEC II, LLC. Pursuant to the amendment to leases, the Company paid DIEC, LLC and DIEC II, LLC $4.0 million for rent due to DIEC, LLC and DIEC II, LLC from January 1, 2021 to June 1, 2021, representing an approximately 17% discount on rent due for those periods.
DIEC, LLC and DIEC II, LLC are South Carolina limited liability companies. The Holland Family Trust, with which Mason Holland (our Executive Chairman of the board and a significant stockholder) is affiliated, is part owner of DIEC, LLC and DIEC II, LLC. See below under “Procedures for Approval of Related Party Transactions” for a description of the measures taken to ensure the price and negotiation process with respect to the above lease agreements were fair to the Company and our stockholders.
Indemnification Agreements
Our Restated Certificate and our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by law. In addition, as permitted by the laws of the State of Delaware, we have entered into indemnification agreements with each of our directors. Under the terms of our indemnification agreements, we are required to indemnify each of our directors, to the fullest extent permitted by the laws of the State of Delaware, if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of our Company, and with respect to any criminal proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful. We must indemnify our officers and directors against any and all (A) costs and expenses (including attorneys’ and experts’ fees, expenses and charges) actually and reasonably paid or incurred in connection with investigating, defending, being a witness in or participating in, or preparing to investigate, defend, be a witness in or participate in, and (B) judgments, fines, penalties and amounts paid in settlement in connection with, in the case of either (A) or (B), any threatened, pending or completed action, suit, arbitration, alternate dispute resolution mechanism, investigation, inquiry, administrative hearing or any other actual, threatened or completed proceeding, by reason of the fact that (x) such person is or was a director or officer, employee, agent or fiduciary of our Company or (y) such person is or was serving at our request as a director, officer, employee or agent or fiduciary of another corporation, partnership, joint venture, trust, employee benefits plan or other enterprise. The indemnification agreements will also require us, if so requested, to advance within 30 days of such request any and all costs and expenses that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to be indemnified for such costs and expenses. Our Bylaws also require that such person return any such advance if it is ultimately determined that such person is not entitled to indemnification by us as authorized by the laws of the State of Delaware.
We are not required to provide indemnification under our indemnification agreements for certain matters, including: (1) indemnification in connection with certain proceedings or claims initiated or brought voluntarily by the indemnitee; (2) indemnification related to disgorgement of profits made from the purchase or sale of securities of our Company under Section 16(b) of the Exchange Act, or similar provisions of state statutory or common law; (3) indemnification that is finally determined, under the procedures and subject to the presumptions set forth in the indemnification agreements, to be unlawful; or (4) indemnification for liabilities for which the director has received payment under any insurance policy for such person’s benefit, our Restated Certificate or Bylaws or any other contract or otherwise, except with respect to any excess amount beyond the amount so received by such director or officer. The indemnification agreements will require us, to the extent that we maintain an insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of our Company or of any other corporation, partnership, joint venture, trust, employee benefits plan or other enterprise that such person serves at the request of our Company, to cover such person by such policy or policies to the maximum extent available.
Employment Agreements
We have entered into employment agreements with certain of our executive officers that provide for salary, bonus and severance compensation. For more information regarding these employment agreements, see “
Executive Compensation—Compensation Discussion and Analysis—Employment Agreements
”.
Equity Issued to Executive Officers and Directors
We have granted RSUs and PRSUs to our executive officers and directors in 2020, as more fully described in “
Executive Compensation—Compensation Discussion and Analysis—Outstanding Equity Awards as of December
 31, 2020
” and “
Director Compensation
”.
BuildGroup LLC Investment
On May 22, 2020, we entered into a preferred stock purchase agreement with BuildGroup LLC, pursuant to which, upon the closing of the private placement on June 4, 2020, BuildGroup LLC received 1,777,778 shares of Preferred Stock, which are convertible, before payment of any dividend in kind, into 5,333,334 shares of our common stock. An additional 1,844,632 shares of our common stock will be issued upon conversion of the Preferred Stock assuming (x) conversion of the Preferred Stock at the initial conversion price of $15.00 per share, and (y) payment of the regular quarterly dividend on the Preferred Stock in kind, at the Company’s election, instead of being paid in cash from the September 30, 2020 dividend payment through the March 31, 2024 dividend payment. As of the date of filing this Amendment with the SEC, no dividends have been paid in kind. The gross proceeds of the issuance of Preferred Stock were approximately $80 million.

The Certificate of Designations for the Preferred Stock states that as long as not less than 60% of the shares of the Preferred Stock originally issued remain outstanding, the holders of the majority of the then-outstanding shares of the Preferred Stock, voting together as a single class, will have the right at any election of directors to elect Preferred Stock Directors, consisting of (A) two directors if the Company’s board of directors consists of nine or fewer directors; or (B) three directors if the board consists of 10 directors. Currently, Mr. Napier and Ms. Young serve as the Preferred Stock Directors designated by BuildGroup LLC.
Procedures for Approval of Related Party Transactions
Our audit committee, pursuant to its written charter, is responsible for reviewing and approving or ratifying any related party transaction reaching a certain threshold of significance. In situations involving a related party transaction with a member of our board of directors, the disinterested directors take on this responsibility. In the course of its review and approval or ratification of a related party transaction, the committee or disinterested directors, among other things, consider(s), consistent with Item 404 of Regulation
S-K,
the following:

•	the nature and amount of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction; and

•
any other matters our audit committee deems appropriate, including advice of independent counsel and other relevant advisors (for example, independent real estate advisory firms with respect to leasing matters and/or independent financial advisors with respect to financial transactions).

Any director who is a related person with respect to a transaction under review is not permitted to participate in the deliberations or vote regarding approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.
Director Independence
The board of directors has established an audit committee, compensation and talent committee, and nominating and governance committee. Our audit committee consists of independent directors Messrs. Pelzer (Chair) and Dennerline and Ms. Rushing. Our compensation and talent committee consists of independent directors Messrs. Dennerline and Pelzer. Our nominating and governance committee consists of independent directors Messrs. Dennerline and Pelzer.
The board of directors has undertaken a review of the independence of our directors and has determined that Messrs. Dennerline, Napier and Pelzer and Mss. Rushing and Young are independent within the meaning of the Nasdaq Listing Rules. In addition, the board has determined that Messrs. Dennerline and Pelzer and Ms. Rushing meet the additional test for independence for audit committee members and Messrs. Dennerline and Pelzer meet the additional test for independence for compensation committee members imposed by SEC regulations and the Nasdaq Listing Rules.

Item 14. Principal Accounting Fees and Services.
Our audit committee has adopted a policy for the
pre-approval
of all audit and permitted
non-audit
services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, our audit committee pre-approves
the engagement terms and fees and may also
pre-approve
detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit
services are required to be
pre-approved
by our audit committee on an
engagement-by-engagement
basis.
The following table summarizes the aggregate fees billed for professional services rendered to us by our independent registered public accounting firm, Ernst & Young LLP (“EY”) in 2019 and 2020. A description of these various fees and services follows the table.

	2019	2020
Audit Fees	$2,020,145	$1,658,714
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Audit Fees
The aggregate fees billed to us by EY in connection with the annual audit of our financial statements, for the review of our financial statements included in our Quarterly Report on Form
10-Q
and Annual Report on Form
10-K
and for other services normally provided in connection with statutory and regulatory filings, were $2,020,145 and $1,658,714 for the years ended December 31, 2019 and 2020, respectively. The decrease in audit fees in 2020 relates primarily to work performed in connection with certain transactions and adoption of the new lease accounting standard in 2019 that did not occur in 2020.
Audit-Related Fees
No audit-related fees were billed to us by EY for the years ended December 31, 2019 or 2020.
Tax Fees
No tax fees were billed to us by EY for the years ended December 31, 2019 or 2020.
All Other Fees
No other fees were billed to us by EY for the years ended December 31, 2019 or 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	—	3.1.3	November 12, 2013

3.1.1	Certificate of Designations for the Series A Convertible Preferred Stock of Benefitfocus, Inc., as filed with the Delaware Secretary of State on June 4, 2020.	8-K	—	3.1	June 8, 2020

3.2	Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	—	3.2.1	September 19, 2016

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2	Form of Second Amended and Restated Investors’ Rights Agreement, dated, 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.1	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	—	4.3.1	February 27, 2015

4.3	Indenture of Benefitfocus, Inc. and U.S. National Bank, as Trustee, dated as of December 27, 2018.	8-K	—	4.1	December 28, 2018

4.4	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3).	8-K	—	4.1	December 28, 2018

4.5	Description of Securities	10-K	—	4.5	March 10, 2021

10.1	Benefitfocus, Inc. Amended and Restated 2012 Stock Plan.#	DEF 14A	—	—	April 25, 2014

10.1.1	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.#	S-1	333-190610	10.6	August 14, 2013

10.2	Form of Management Incentive Bonus Program.#	S-1	333-190610	10.7	August 14, 2013

10.2.1	Benefitfocus, Inc. Management Incentive Bonus Program.#	DEF 14A	—	—	April 25, 2014

10.3	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.#	S-1	333-190610	10.8	August 14, 2013

10.4	Form of Employment Agreement.#	S-1	333-190610	10.11	August 14, 2013

10.5	Form of Indemnification Agreement.#	S-1	333-190610	10.12	August 14, 2013

10.6	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.6.1	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.13.1	December 14, 2016

10.7	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.7.1	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.14.1	December 14, 2016

10.8	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.+	S-1	333-190610	10.15	August 14, 2013

10.9	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	—	10.19	March 21, 2014

10.9.1	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.16.1	December 14, 2016

10.10	Form of Independent Director Compensation Agreement.	8-K	—	10.21	June 23, 2014

10.11	Employment Agreement, dated June 25, 2014, by and between Benefitfocus.com, Inc. and Ray August.#	8-K	—	10.22	April 8, 2015

10.11.1	First Amendment to Employment Agreement, dated November 20, 2017, by and between Benefitfocus.com, Inc. and Raymond A. August.#	10-K	—	10.18.1	March 15, 2018

10.11.2	Second Amendment to Employment Agreement, dated April 1, 2019, by and between Benefitfocus.com, Inc. and Raymond A. August.#	10-Q	—	10.17.2	August 7, 2019

10.12	Senior Secured Credit Facility, dated as of February 20, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender and Comerica Bank, as documentation agent.	10-Q	—	10.23	May 6, 2015

10.12.1	First Amendment Agreement, dated as of June 16, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.25	June 16, 2015

10.12.2	Second Amendment Agreement, dated as of December 18, 2015, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-K	—	10.23	February 25, 2016

10.12.3	Third Amendment Agreement, dated as of March 24, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.26	March 29, 2016

10.12.4	Fourth Amendment Agreement, dated as of October 28, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-Q	—	10.16.4	May 8, 2020

10.12.5	Fifth Amendment Agreement, dated as of December 12, 2016, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	8-K	—	10.32	December 14, 2016

10.12.6	Sixth Amendment Agreement, dated as of April 26, 2017, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-Q	—	10.16.6	May 8, 2020

10.12.7	Seventh Amendment Agreement, dated as of March 29, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-Q	—	10.16.7	May 8, 2020

10.12.8	Eighth Amendment Agreement, dated as of December 19, 2018, by and among Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., several banks and other financial institutions or entities and Silicon Valley Bank, as administrative agent and collateral agent for lenders.	10-Q	—	10.16.8	May 8, 2020

10.13	Guarantee and Collateral Agreement, dated as of February 20, 2015, made by Benefitfocus, Inc., Benefitfocus.com, Inc., Benefit Informatics, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.24	May 6, 2015

10.14	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.#	DEF14A	—	—	April 22, 2016

10.15	Waiver to Credit Agreement, dated as of September 1, 2016, by and among the Benefitfocus, Inc., Benefitfocus.com, Inc. and BenefitStore, Inc., the several banks and other financial institutions or entities party thereto and Silicon Valley Bank, as administration agent and collateral agent for the lenders.	8-K	—	10.28	September 1, 2016

10.16	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	—	10.31	December 14, 2016

10.17	Form of Call Option Transaction Notice.	8-K	—	10.1	December 28, 2018

10.18	Employment Agreement, dated December 1, 2015, by and between Benefitfocus.com and James Restivo.#	10-K	—	10.25	February 26, 2019

10.19	Employment Agreement, dated July 2, 2019, by and between Benefitfocus.com and Stephen M. Swad.#	10-Q	—	10.26	November 7, 2019

10.19.1	First Amendment to Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Stephen M. Swad.#	8-K	—	10.1	August 26, 2020

10.20	Senior Secured Revolving Credit Facility, dated as of March 3, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	10-Q	—	10.26	May 8, 2020

10.21	Guarantee and Collateral Agreement, dated as of March 3, 2020, made by Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	—	10.27	May 8, 2020

10.22	Employment Agreement, dated January 1, 2020, by and between Benefitfocus.com, Inc. and Annmarie Fini.#	10-Q	—	10.28	May 8, 2020

10.23	Amendment to Leases between Daniel Island Executive Center, LLC, DIEC II, LLC and Benefitfocus.com, Inc., dated as of March 13, 2020.	8-K	—	10.26	March 19, 2020

10.24	Preferred Stock Purchase Agreement, dated May 22, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K	—	10.1	May 26, 2020

10.25	Consent to Senior Secured Revolving Credit Facility, dated as of May 22, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	8-K	—	10.2	May 26, 2020

10.26	Registration Rights Agreement, dated June 4, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K	—	10.1	June 8, 2020

10.27	Co-Sale and Voting Agreement, dated June 4, 2020, by and among Benefitfocus, Inc., BuildGroup LLC, and Mason R. Holland, Jr.	8-K	—	10.2	June 8, 2020

10.28	Benefitfocus, Inc. Second Amended and Restated Stock Plan, as amended.#	8-K	—	10.24.1	June 12, 2020

10.29	Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Alpana Wegner.#	8-K	—	10.2	August 26, 2020

10.30	Separation and Release Agreement, dated August 24, 2020, by and between Benefitfocus.com and Raymond A. August.#	8-K	—	10.3	August 26, 2020

10.31	Separation and Release Agreement dated September 29, 2020, by and between Benefitfocus.com and James P. Restivo.#	8-K	—	10.1	September 30, 2020

21.1	List of Subsidiaries of Registrant.	10-K	—	21.1	March 10, 2021

23.1	Consent of Ernst & Young LLP.	10-K	—	23.1	March 10, 2021

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	—	31.1	March 10, 2021

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	—	31.2	March 10, 2021

31.3	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	—	32.1	March 10, 2021

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	10-K	—	101.INS	March 10, 2021

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	—	101.SCH	March 10, 2021

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	—	101.CAL	March 10, 2021

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	—	101.DEF	March 10, 2021

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	—	101.LAB	March 10, 2021

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	—	101.PRE	March 10, 2021

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Management contract or compensatory plan.
+	The registrant has received confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefitfocus, Inc.

Date: April 30, 2021	By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer