Form 10-Q
period 2021-03-31
Benefitfocus, Inc.
filed 2021-05-06
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, there were approximately 33,180,759 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$94,046	$90,706
Marketable securities	94,822	95,085
Accounts receivable, net	24,495	22,240
Contract, prepaid and other current assets	20,784	21,354
Total current assets	234,147	229,385
Property and equipment, net	27,981	29,701
Financing lease right-of-use assets	66,399	68,670
Operating lease right-of-use assets	1,047	1,107
Intangible assets, net	9,825	10,393
Goodwill	12,857	12,857
Deferred contract costs and other non-current assets	9,438	10,259
Total assets	$361,694	$362,372
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,616	$2,160
Accrued expenses	7,603	6,262
Accrued compensation and benefits	11,921	19,129
Deferred revenue, current portion	28,228	27,782
Lease liabilities and financing obligations, current portion	6,352	5,959
Total current liabilities	60,720	61,292
Deferred revenue, net of current portion	4,402	4,422
Convertible senior notes	187,176	184,308
Lease liabilities and financing obligations, net current portion	78,315	79,282
Other non-current liabilities	2,502	2,470
Total liabilities	333,115	331,774
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 1,777,778 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively, liquidation preference $45 per share as of March 31, 2021 and December 31, 2020, respectively	79,193	79,193
Stockholders' deficit:
Common stock, par value $0.001, 50,000,000 shares authorized, 32,516,170 and 32,327,439 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	33	32
Additional paid-in capital	427,508	427,431
Accumulated deficit	(478,155)	(476,058)
Total stockholders' deficit	(50,614)	(48,595)
Total liabilities, redeemable preferred stock and stockholders' deficit	$361,694	$362,372

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$65,063	$66,154
Cost of revenue	28,593	33,912
Gross profit	36,470	32,242
Operating expenses:
Sales and marketing	10,891	15,630
Research and development	10,832	11,768
General and administrative	9,862	10,515
Restructuring costs	1,400	–
Total operating expenses	32,985	37,913
Income (loss) from operations	3,485	(5,671)
Other income (expense):
Interest income	57	426
Interest expense	(5,555)	(5,891)
Other (expense) income	(42)	5
Total other expense, net	(5,540)	(5,460)
Loss before income taxes	(2,055)	(11,131)
Income tax expense	42	5
Net loss	(2,097)	(11,136)
Preferred dividends	(1,600)	–
Net loss available to common stockholders	$(3,697)	$(11,136)
Comprehensive loss	$(2,097)	$(11,136)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.34)
Weighted-average common shares outstanding:
Basic and diluted	32,490,811	32,638,805

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2020	32,327,439	$32	$427,431	$(476,058)	$(48,595)
Exercise of stock options	15,000	1	154	–	155
Issuance of common stock upon vesting of restricted stock units	173,731	–	–	–	–
Stock-based compensation expense	–	–	1,523	–	1,523
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,097)	(2,097)
Balance, March 31, 2021	32,516,170	$33	$427,508	$(478,155)	$(50,614)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)
Cumulative effect adjustment from adoption of credit standard	–	–	–	(59)	(59)
Exercise of stock options	13,584	–	73	–	73
Issuance of common stock upon vesting of restricted stock units	43,315	–	–	–	–
Stock-based compensation expense	–	–	3,677	–	3,677
Common stock repurchased	(1,070,665)	(1)	(9,382)	–	(9,383)
Net loss	–	–	–	(11,136)	(11,136)
Balance, March 31, 2020	31,775,214	$32	$420,393	$(462,897)	$(42,472)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,097)	$(11,136)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	6,353	5,884
Stock-based compensation expense	1,523	3,677
Accretion of interest on convertible senior notes	2,868	2,924
Interest accrual on finance lease liabilities	1,879	23
Rent expense less than payments	(13)	(9)
Non-cash interest income for short-term investments	227	–
Loss on disposal or impairment of property and equipment	45	–
Provision for doubtful accounts	–	55
Changes in operating assets and liabilities:
Accounts receivable, net	(2,256)	189
Accrued interest on short-term investments	(136)	–
Contract, prepaid and other current assets	463	252
Deferred costs and other non-current assets	823	557
Accounts payable and accrued expenses	5,835	(1,593)
Accrued compensation and benefits	(7,208)	(4,000)
Deferred revenue	426	(3,969)
Other non-current liabilities	32	(24)
Net cash and cash equivalents provided by (used in) operating activities	8,764	(7,170)
Cash flows from investing activities
Purchases of short term investments held to maturity	(22,329)	–
Proceeds from short-term investments held to maturity	22,500	–
Purchases of property and equipment	(1,893)	(3,821)
Net cash and cash equivalents used in investing activities	(1,722)	(3,821)
Cash flows from financing activities
Draws on revolving line of credit	–	10,000
Payments of debt issuance costs	–	(154)
Payments of preferred dividends	(1,600)	–
Repurchase of common stock	–	(9,383)
Proceeds from exercises of stock options and ESPP	155	73
Payments on financing obligations	(223)	(207)
Payments of principal on finance lease liabilities	(2,034)	(5,600)
Net cash and cash equivalents used in financing activities	(3,702)	(5,271)
Net increase (decrease) in cash and cash equivalents	3,340	(16,262)
Cash and cash equivalents, beginning of period	90,706	130,976
Cash and cash equivalents, end of period	$94,046	$114,714

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$88	$31

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation. The Company is not the primary beneficiary of, nor does it have a controlling financial interest in, any variable interest entity. Accordingly, the Company has not consolidated any variable interest entity.

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as amended.

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

Restructuring Costs

During January 2021, the Company recorded restructuring costs of $1,400 from a reduction to its workforce. Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services and are presented separately in operating expenses in the consolidated statements of operations and comprehensive loss.

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

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of March 31, 2021	As of December 31, 2020
Costs to obtain contracts	$5,201	$5,624
Costs to fulfill contracts	$3,395	$3,639

	Three Months Ended March 31,
Amortization of deferred contract costs	2021	2020
Costs to obtain contracts included in sales and marketing expense	$745	$881
Costs to fulfill contracts included in cost of revenue	$351	$375

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  No customer exceeded 10% of accounts receivable as of March 31, 2021 and December 31, 2020. No customer exceeded 10% of total revenue in either of the three-month periods ended March 31, 2021 and 2020.

Allowance for Doubtful Accounts

The Company uses a current expected credit loss model. Accounts receivable and allowance for doubtful accounts are discussed in Note 6.

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

The following tables present information about capitalized software development costs:

	Three Months Ended March 31,
Capitalized software development costs	2021	2020
Capitalized	$1,748	$3,472
Amortized	$2,162	$1,519

Capitalized software development costs	As of March 31, 2021	As of December 31, 2020
Net book value	$17,528	$17,942

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

Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted ASU No. 2019-12. The purpose of this ASU is to simplify various aspects related to accounting for income taxes, eliminate certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplify when companies recognize deferred taxes in an interim period, and clarify certain aspects of the current guidance to promote consistent application. There was no impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the timing and impact of the adoption of ASU 2020-06 on its consolidated financial statements, but anticipates that it will result in a reduction in non-cash interest expense related to its convertible senior notes.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2021	2020
Restricted stock units	2,119,282	1,508,263
Stock options	106,928	179,363
Convertible senior notes	4,161,182	4,513,824
Conversion of preferred stock	5,333,334	-
Employee Stock Purchase Plan	2,604	5,982
Total anti-dilutive common share equivalents	11,723,330	6,207,432

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(2,097)	$(11,136)
Preferred dividends	(1,600)	-
Net loss attributable to common stockholders	$(3,697)	$(11,136)
Denominator:
Weighted-average common shares outstanding, basic and diluted	32,490,811	32,638,805
Net loss per common share, basic and diluted	$(0.11)	$(0.34)

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

	March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$91,356	$—	$—	$91,356
Total assets	$91,356	$—	$—	$91,356

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$87,224	$—	$—	$87,224
Total assets	$87,224	$—	$—	$87,224

________________

(1)

Money market funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash with remaining maturities of three months or less at the time of purchase, the Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds, and are classified as held-to-maturity. All marketable securities had contractual maturities of less than one year as of March 31, 2021 and December 31, 2020. The following tables present information about the Company’s marketable securities by major security type.

	As of March 31, 2021
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$4,500	$-	$4,500	$-	$-	$4,500
Financial	60,250	-	60,250	3	(11)	60,242
Government	30,072	-	30,072	10	-	30,082
Total	$94,822	$-	$94,822	$13	$(11)	$94,824

	As of December 31, 2020
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$8,993	$-	$8,993	$-	$-	$8,993
Financial	55,943	-	55,943	-	(5)	55,938
Government	30,149	-	30,149	6	-	30,155
Total	$95,085	$-	$95,085	$6	$(5)	$95,086

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

6. Accounts Receivable, net

Accounts receivable, net include:

	As of March 31, 2021	As of December 31, 2020
Accounts receivable	$28,148	$26,791
Less: Allowance for doubtful accounts	(248)	(200)
Less: Allowance for returns	(3,405)	(4,351)
Total accounts receivable, net	$24,495	$22,240

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

	Three Months Ended March 31,
Allowance for doubtful accounts	2021	2020
Beginning of period	$200	$155
Provision for credit losses	48	131
Write-offs and recoveries	-	(44)
End of period	$248	$242

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

As of March 31, 2021, the Notes were not convertible.

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

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components in proportion to the allocation of proceeds. Transaction costs attributable to the liability component, totaling $4,808, are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $1,550, are included with the equity component in shareholders’ equity.

The Notes consist of the following as of:

	As of
	March 31, 2021	December 31, 2020
Liability component:
Principal	$221,250	$221,250
Less: Debt discount, net of amortization	(34,074)	(36,942)
Net carrying amount	$187,176	$184,308
Equity component (a)	56,539	56,539
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
Interest expense	2021	2020
1.25% coupon	$691	$750
Amortization of debt discount and transaction costs	2,868	2,924
Total	$3,559	$3,674

As of March 31, 2021, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$203,827	$187,176	$192,587	$184,308

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

In connection with the purchase of the Notes described above, the Company terminated a portion of the capped call transactions which resulted in an immaterial amount of payments to the Company in cash and common stock and was recorded in addition paid-in capital.

Based on the closing price of our common stock of $13.81 on March 31, 2021, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

8. Revolving Line of Credit

The Company entered into a credit facility with Silicon Valley Bank providing for a revolving line of credit agreement on March 3, 2020. This agreement replaced the Company’s previous agreement with Silicon Valley Bank, which expired on February 20, 2020. The three-year agreement has a borrowing limit of $50,000, with the ability for the Company to increase it to up to $100,000. Interest is payable monthly. Advances under the  agreement bear interest at (a) the higher of (i) the prime rate as published in the Wall Street Journal or (ii) the federal funds effective rate plus 0.50%, plus (b) an applicable margin ranging from (0.50%) to 0.50% based on the Company’s Average Daily Usage (“ADU”) of the credit facility in the preceding month. The Company also is charged for amounts unused under this arrangement at a rate ranging from 0.00% to 0.40% based on the Company’s ADU in the preceding month. Any outstanding principal is due at the end of the term.

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

As of March 31, 2021 there were no amounts outstanding under the Company’s revolving line of credit. The amount available to borrow was $50,000 and the interest rate was 2.75% as of March 31, 2021.

9. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Three Months Ended March 31, 2021
Financing cash flows from finance leases	$2,034
Operating cash flows from finance leases	$102
Operating cash flows from operating leases	$122
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$-
Operating lease liabilities	$-

As of March 31, 2021, the Company had no additional significant operating or finance leases that had not yet commenced.

10. Redeemable Preferred Stock

On June 4, 2020, the Company issued and sold 1,777,778 shares of its newly created series of preferred stock, par value of $0.001 per share, designated as “Series A Convertible Preferred Stock” (the “Preferred Stock”) to BuildGroup LLC (the “Buyer”) at a purchase price of $45 per share, resulting in total gross proceeds for the Company of approximately $80,000.  A member of the Company’s Board of Directors is the Chief Executive Officer of the Buyer. The Buyer also has a second representative on the Board.

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of March 31, 2021, the Company paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

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

The Company may, at its option, redeem the outstanding shares of the Preferred Stock following the fourth anniversary of its issuance. Redemption by the Company is subject to certain liquidity conditions as well conditions connected with the trading price of its common stock. Upon redemption by the Company, the Company will pay the holder of the Preferred Stock 105% of the initial stated value of such share plus any increase in the stated value from the initial stated value plus accumulated and unpaid Regular Dividends. If the Company undergoes a change of control as defined in the purchase agreement, the Company must redeem all of the then-outstanding shares of the Preferred Stock for cash consideration equal to the greater of the amount due for redemption as described above and the amount such holder of shares of the Preferred Stock would have received in respect of the number of shares of the Common Stock that would be issuable upon conversion of such share of the Preferred Stock.

Unless and until approval of the Company’s stockholders is obtained as contemplated by the NASDAQ listing rules, no holder of the Preferred Stock may convert shares of the Preferred Stock into shares of common stock if and to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of the then-outstanding shares of the common stock.

As long as not less than 60% of the shares of the Preferred Stock originally issued remain outstanding, the holders of a majority of the then-outstanding shares of the Preferred Stock, voting together as a single class, have the right at any election of directors to elect two directors if the Board consists of nine or fewer directors or three directors if the Board consists of 10 directors. At any time, such elected  director(s) may be removed with or without cause only by the affirmative vote or written consent of a majority of the holders of the Preferred Stock entitled to elect such director.

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

In the period of issuance, the Company incurred $807 in issuance costs related to the sale of the Preferred Stock, including $150 of reimbursement to the Buyer for reasonable fees and out-of-pocket expenses incurred by the Buyer in connection with the transaction. The issuance costs were netted against the proceeds from this transaction.

11. Stock-based Compensation

Restricted Stock Units

During the three months ended March 31, 2021, the Company granted 61,107 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $924. These RSUs generally vest in equal annual installments over various periods ranging from three to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is approximately 3.78 years from the date of grant.

12. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share.  The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At March 31, 2021, the Company had reserved a total of 11,472,179 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	106,928
Restricted stock units	2,119,282
Available for future issuance under stock award plans	3,816,668
Available for future issuance under ESPP	95,967
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	11,472,179

13. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended March 31,
	2021	2020
Service line:
Subscription	$45,579	$45,990
Platform	7,769	6,005
Total software services	$53,348	$51,995
Professional services	11,715	14,159
Total	$65,063	$66,154

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Three Months Ended March 31, 2021
Contract assets	$15,105	$12,311
Contract liabilities:
Deferred revenue	$32,204	$32,630

Three Months Ended March 31, 2020
Contract assets	$16,685	$13,870
Contract liabilities:
Deferred revenue	$38,508	$34,539

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, there were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three months ended March 31, 2021 that was included in the deferred revenue balance at the beginning of the period was $12,785.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods $1,529 the three months ended March 31, 2021.

Performance Obligations

As of March 31, 2021, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $215,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

14. Income Taxes

The Company’s effective federal tax rate for the three months ended March 31, 2021 was less than one percent, primarily as a result of estimated tax losses for the fiscal year to date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes and indefinite life intangibles. The limitation on the utilization of net operating losses in the indefinite life period is limited to 80% of taxable income because of provisions in the Tax Cuts and Jobs Act.

15. Segments and Geographic Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

16. Related Parties

Series A Preferred Stock

As described in Note 10, the Company sold 1,777,778 shares of Preferred Stock to an entity whose Chief Executive Officer is a member of the Company’s Board of Directors. The Company paid dividends of $1,600 to the buyer for the three months ended March 31, 2021. Additionally, the Company paid management and oversight fees of $100 to the Buyer for three months ended March 31, 2021. The significant terms of the Preferred Stock are described in Note 10.

Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with an executive who is also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease ROU assets and lease liabilities on the Consolidated Balance Sheet as of March 31, 2021. The three lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $667 and $7,358 for the three months ended March 31, 2021 and 2020, respectively. In the three months ended March 31, 2020, the Company prepaid rent in the amount of $3,993 for periods during the first half of 2021. Other amounts due to these related parties were $167 and $667 as of March 31, 2021 and December 31, 2020, respectively, and were recorded in “Accrued expenses”.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by an executive who is also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $19 and $120 for the three months ended March 31, 2021 and 2020, respectively. Amounts due to these companies were de minimus as of March 31, 2021 and December 31, 2020.

The Company purchased software and services from a company affiliated with a Company director. Payments related to this agreement were $26 for each of the three months ended March 31, 2021 and 2020. Amounts due to this company were $25 and de minimus as of March 31, 2021 and December 31, 2020, respectively.

17. Subsequent Events

Restricted Stock Units

During April and May 2021, the Company granted approximately 1,068,519 RSUs with an aggregate grant date fair value of approximately $14,843. These RSUs generally vest in equal annual installments over four years from the grant date.

The Company granted approximately 690,948 performance RSUs with an aggregate grant date fair value of approximately $9,577 during April and May 2021. The aggregate grant date fair value of the performance RSUs assuming target achievement was approximately $7,234. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2021, and vesting will then occur in equal annual installments over one- and four-year periods from the grant date.  The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 3.2 years from the date of grant.

Additionally, on May 4, 2021, in connection with the appointment of a new president and chief executive officer, the Company granted approximately 248,826 RSUs and approximately 106,640 performance RSUs.  These stock awards were granted from authorized capital and not from the Company’s stock plans. The RSUs vest in equal annual installments over four years starting on May 10, 2021.  The performance RSUs vest in a single installment no earlier than May 10, 2024 if the Company’s per share stock price is at least $23 for a period of 20 consecutive trading days between May 10, 2023 and May 10, 2026.

Common Stock

During April and May 2021, RSUs vested resulting in the issuance of approximately 664,589 shares of the Company’s common stock.

Commitments

In April 2021, the Company entered into a non-cancellable sublease agreement for part of one building on its headquarters campus. The sublease term expires May 31, 2028 and may be renewed at the option of the sublessee through November 30, 2031. Payments to the Company under the sublease are less than its current obligation for the asset. Accordingly, the Company expects to recognize an impairment of the financing lease ROU asset during the second quarter of 2021. The Company is currently assessing this asset for impairment and estimates the impairment expense to be between $3,000 and $4,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2020. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 70% of our total revenue during each of the three-month periods ended March 31, 2021 and 2020.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 12% and 9% of our total revenue during the three-month period ended March 31, 2021 and 2020, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 18% and 21% of our total revenue during the three-month period ended March 31, 2021 and 2020, respectively.

Expanding our customer base is a key element of our growth strategy. We believe that our continued innovation and new solutions, such as Benefit Catalog, which extend to the functionality of our mobile offerings, provide more robust data analytics capabilities and enhance our ability to quickly respond to evolving market needs. We believe these innovative capabilities will help us attract additional lives to our platform through new employer customers, partners and brokers and increase our revenue from existing customers and relationships.

We believe that there is a substantial market for our services, and we have been investing in our services to further expand our offerings over the past several years. In particular, we have continued to invest in technology and services to better serve our larger employer customers, which we believe are an important source of growth for our business. As we have invested in growth, we have had operating losses in each of the last ten years. Although our operating results have improved, we could incur operating losses in future periods. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and our hybrid subscription and transaction-based financial model, we believe that our current investment in growth should lead to increased revenue in the long-term, which may allow us to achieve profitability in the relatively near future as evidenced in the most recent quarter ending December 31, 2020. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

During the initial peak of the COVID-19 pandemic during the second quarter of 2020, we experienced sales delays as HR professionals shifted their focus away from procuring technology solutions. We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy in the long-term. Therefore, we did not consider the COVID-19 pandemic to have been a triggering event to accelerate our annual impairments tests.

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

The impact that COVID-19 will have on our consolidated financial statements in 2021 and beyond remains uncertain and ultimately will be determined by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

While the ultimate impact of the pandemic on our business and financial results remains uncertain, our business has been impacted by the following:

•	New sales. We have experienced longer sales cycles and a slowdown in new sales activity in 2020 which negatively impact growth in subscription revenue and platform revenue from new business in 2021.
•

Unemployment. The increase in unemployment caused by the pandemic has negatively impacted platform revenue by decreasing the rate at which our Benefits Catalog voluntary benefits offerings are purchased. We expect revenue from health plan customers to decline in 2021 as some customers might renew their agreements with a lower minimum number of covered employees because of an increase in unemployment in the small business markets they serve.

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

Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and project our future performance. These metrics help us develop and refine our growth strategies and make strategic decisions. We discuss revenue, gross margin, and the components of operating loss in “Components of Operating Results” below. In addition, we utilize other key metrics as described below.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest and other expenses, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation and impairment of goodwill and intangible assets, transaction and acquisition-related costs expensed, restructuring costs, impairment of goodwill, intangible assets, and long-lived assets, gain or loss on extinguishment of debt and costs not core to our business. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

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

	Three Months Ended March 31,
	2021	2020
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(2,097)	$(11,136)
Depreciation	3,623	3,796
Amortization of software development costs	2,162	1,519
Amortization of acquired intangible assets	568	569
Interest income	(57)	(426)
Interest expense	5,555	5,891
Income tax expense	42	5
Stock-based compensation expense	1,523	3,677
Transaction and acquisition-related costs expensed	154	192
Restructuring costs	1,400	-
Costs not core to our business	1,881	-
Total net adjustments	16,851	15,223
Adjusted EBITDA	$14,754	$4,087

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

	As of March 31,
	2021	2020
	(in millions)
Net benefit eligible lives	18.3	17.5

Freelancers have been primary contributors to recent growth in our net benefit eligible lives. Freelancers generate only platform revenue by purchasing voluntary benefits and other offerings. The participation rate of freelancers on our platform is currently low.

In the second quarter of 2021, we terminated our relationship with Shipt, Inc., which we expect will decrease the number of net benefit eligible lives in the second quarter of 2021 by approximately 1.9 million freelancers.

Software Services Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our software services revenue retention rate. We calculate this metric for a particular period by establishing the group of our customers that had revenue for a given period. We then calculate our software services revenue retention rate by taking the amount of software services revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software services revenue we recognized for the group in the prior period.

Our software services revenue retention rate was greater than 95% for the three months ended March 31, 2021 compared to being greater than 90% for the three months ended March 31, 2020. The lower rate in the prior period was primarily result of the impact on 2020 revenue from the renegotiation of a customer contract. Excluding this customer, our software revenue retention rate exceeded 95% for both periods.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Subscription	$45,579	$45,990
Platform	7,769	6,005
Total software services	$53,348	$51,995
Professional services	11,715	14,159
Total revenue	$65,063	$66,154

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

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in the near-term as we incur significant professional services expenses in connection with activist shareholder matters, which are not related to our core business.

Restructuring costs.  Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services. During the three months ended March 31, 2021, we incurred restructuring costs associated with eliminating certain positions in the organization.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three months ended March 31, 2021 and 2020.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Except for utilizing the deferment of employer social security payments, we did not utilize CARES Act to have a material impact on our financial results. We continue to examine the impacts the CARES Act may have on our business.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$65,063	$66,154
Cost of revenue(1)	28,593	33,912
Gross profit	36,470	32,242
Operating expenses:
Sales and marketing(1)	10,891	15,630
Research and development(1)	10,832	11,768
General and administrative(1)	9,862	10,515
Restructuring costs(1)	1,400	–
Total operating expenses	32,985	37,913
Income (loss) from operations	3,485	(5,671)
Other income (expense):
Interest income	57	426
Interest expense	(5,555)	(5,891)
Other (expense) income	(42)	5
Total other expense, net	(5,540)	(5,460)
Loss before income taxes	(2,055)	(11,131)
Income tax expense	42	5
Net loss	$(2,097)	$(11,136)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2021	2020
Cost of revenue	$326	$667
Sales and marketing	580	880
Research and development	118	342
General and administrative	499	1,788
Restructuring costs	-	-

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	43.9	51.3
Gross profit	56.1	48.7
Operating expenses:
Sales and marketing	16.7	23.6
Research and development	16.6	17.8
General and administrative	15.2	15.9
Restructuring costs	2.2	-
Total operating expenses	50.7	57.3
Income (loss) from operations	5.4	(8.6)
Other income (expense):
Interest income	0.1	0.6
Interest expense	(8.5)	(8.9)
Other (expense) income	(0.1)	-
Total other expense, net	(8.5)	(8.3)
Loss before income taxes	(3.2)	(16.8)
Income tax expense	-	-
Net loss	(3.2)%	(16.8)%

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Subscription	$45,579	70.1%	$45,990	69.5%	$(411)	(0.9)%
Platform	7,769	11.9	6,005	9.1	1,764	29.4
Total software services	$53,348	82.0%	$51,995	78.6%	$1,353	2.6%
Professional services	11,715	18.0	14,159	21.4	(2,444)	(17.3)
Total revenue	$65,063	100.0%	$66,154	100.0%	$(1,091)	(1.6)%

Subscription revenue decreased by $0.4 million primarily due to $0.8 million from the renegotiation of a customer contract and decreases in non-recurring revenue. These decreases were partially offset by increases from contractual price increases and a benefit from sales returns allowance. During the quarter, revenue from new customers and newly adopted products offset decreases from terminations and changes in contractual rates.

Platform revenue increased from growth in premiums and new products from Benefit Catalog primarily from insurance carriers and specialty products recognized over the policy period. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers and specialty products over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was attributable to a decrease in implementation revenue and lower levels of customer-specific development for health plan customers.

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

Cost of Revenue

	Three Months Ended March 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$28,593	43.9%	$33,912	51.3%	$(5,319)	(15.7)%

The decrease in cost of revenue was attributable to decreases in salaries and other personnel-related costs of $4.4 million, costs related to external development and engineering consulting of $1.4 million, and travel-related expenses of $0.3 million. These decreases were primarily a result of our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity discussed above in “Overview”. These decreases were partially offset by increased depreciation expense of $0.6 million attributable to higher depreciation expense related to an increase in capitalized software development costs. Cost of revenue included $0.3 million and $0.7 million of stock-based compensation expense for the three-month periods ended March 31, 2021 and 2020, respectively, and $4.9 million and $4.3 million of depreciation and amortization for the three-month periods ended March 31, 2021 and 2020, respectively.

Gross Profit

	Three Months Ended March 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$35,774	67.1%	$33,006	63.5%	$2,768	8.4%
Professional services	696	5.9	(764)	(5.4)	1,460	(191.1)
Gross profit	$36,470	56.1%	$32,242	48.7%	$4,228	13.1%

The increase in software services gross profit was driven by a $1.4 million, or 2.6%, increase in software services revenue and a decrease in software services cost of revenue of $1.4 million. The decrease in the software services cost of revenue was driven by decreased salary and personnel-related costs and external development and engineering consulting and travel-related costs offset by  $0.6 million in higher depreciation and amortization expense attributable to an increase in amortization of capitalized internally developed software. Software services cost of revenue included $0.2 million and $0.4 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively, and $4.1 million and $3.5 million of depreciation and amortization for the three months ended March 31, 2021 and 2020, respectively.

Professional services gross profit increased by actively reducing our cost structure to align with the decrease in demand for professional services. The decrease in professional services cost of revenue is primarily attributable to decreases in salary and personnel-related costs due to headcount reductions and decreased utilization of contract labor and external professionals. Professional services cost of revenue included $0.1 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. In addition, professional services cost of revenue included $0.8 million of depreciation and amortization in each of the three months ended March 31, 2021 and 2020.

We expect the trend of positive professional services margin to continue on an annual basis as a result of investing in accelerating automation and shifting to higher margin professional services work.

Operating Expenses

	Three Months Ended March 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$10,891	16.7%	$15,630	23.6%	$(4,739)	(30.3)%
Research and development	10,832	16.6	11,768	17.8	(936)	(8.0)
General and administrative	9,862	15.2	10,515	15.9	(653)	(6.2)
Restructuring costs	1,400	2.2	-	0.0	1,400	100.0

The decrease in sales and marketing expense was primarily attributable to a $2.9 million decrease in salaries and personnel-related costs, a $0.8 million decrease in travel-related costs, and a $0.5 million decrease in the cost of marketing events and advertising expense. These decreases are the result of our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”. The decrease in salaries and personnel-related costs was primarily driven by decreased headcount. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part because of lower costs incurred with our annual user conference, One Place, which was planned as a digital event in the current year compared to the prior year when it was planned as an in-person event.

The decrease in research and development expense is primarily attributable to a decrease in personnel-related costs and external development and engineering consulting of $2.8 million, partially offset by a $1.7 million decrease in capitalized software development costs. These decreases result from our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”.

The decrease in general and administrative expense was primarily attributable to a $1.7 million decrease in salaries and personnel-related costs and contract labor as well as a decrease of $0.3 million in travel-related costs. These decreases are the result of our actions taken during the second quarter of 2020 in response to the COVID-19 pandemic to maintain financial health and liquidity as discussed above in “Overview”.  These decreases were partially offset by an increase of $1.1 million professional fees primarily related to costs incurred associated with activist shareholder activity.

Restructuring costs are the result of a reduction to our workforce in January 2021, comprised of one-time severance charges, continuation of health benefits and outplacement services.

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

During the three months ended March 31, 2021 there were no material changes to our accounting policies that are critical to the process of making significant judgements and estimates in the preparation of our consolidated financial statements, which are disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, our primary sources of liquidity were our cash and cash equivalents and marketable securities totaling $188.9 million, $24.5 million in accounts receivables, net of allowances, and our $50.0 million revolving line of credit, the terms of which are described in Note 8 to the financial statements included in this report.

Our cash flow from operations has improved in recent years and was positive for the three months ended March 31, 2021 and the year ended December 31, 2020. Cash flow from operations may fluctuate between positive and negative due to the timing of payments and collections of cash on both a quarterly and annual basis.

Based on our current level of operations and restructured costs, we believe our future cash flow from operating activities and existing balances of cash and marketable securities, and revolving line of credit will be sufficient to meet our cash requirements for at least the next 12 months.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

There have been no material changes to our operating and capital expenditure requirements and contractual obligations during the three-months ending March 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for interim and annual reporting periods beginning January 1, 2022. Early adoption is permitted, but no earlier than January 1, 2021. This update permits the use of either the modified retrospective or fully retrospective method of transition. We are currently evaluating the timing and impact of the adoption of ASU 2020-06 on our consolidated financial statements, but we anticipate that it will result in a reduction in non-cash interest expense related to our convertible senior notes.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At March 31, 2021, we had no amounts outstanding under the revolving line of credit.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2021 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2021.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K, as amended for the period ended December 31, 2020.

Item 6. EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
10.1	Amended and Restated Co-Sale and Voting Agreement, dated January 26, 2021, by and between Benefitfocus, Inc., Mason R. Holland, Jr. and BuildGroup LLC.	8-K	001-36061	10.1	February 1, 2021

10.2#	Advisory and Board Observation Agreement, dated January 26, 2021, by and between Benefitfocus, Inc. and Mason R. Holland, Jr.	8-K	001-36061	10.2	February 1, 2021

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	__	__	__	Filed herewith

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2021

Benefitfocus, Inc.

By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer
(Principal financial and accounting officer)