Form 10-Q
period 2021-06-30
Benefitfocus, Inc.
filed 2021-08-05
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 2, 2021, there were approximately 33,346,288 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$98,062	$90,706
Marketable securities	95,107	95,085
Accounts receivable, net	20,886	22,240
Contract, prepaid and other current assets	18,838	21,354
Total current assets	232,893	229,385
Property and equipment, net	27,001	29,701
Financing lease right-of-use assets	60,291	68,670
Operating lease right-of-use assets	986	1,107
Intangible assets, net	9,257	10,393
Goodwill	12,857	12,857
Deferred contract costs and other non-current assets	9,011	10,259
Total assets	$352,296	$362,372
Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$3,639	$2,160
Accrued expenses	8,177	6,262
Accrued compensation and benefits	14,223	19,129
Deferred revenue, current portion	28,202	27,782
Lease liabilities and financing obligations, current portion	7,104	5,959
Total current liabilities	61,345	61,292
Deferred revenue, net of current portion	3,387	4,422
Convertible senior notes	190,089	184,308
Lease liabilities and financing obligations, net current portion	78,344	79,282
Other non-current liabilities	2,629	2,470
Total liabilities	335,794	331,774
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 1,777,778 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively, liquidation preference $45 per share as of June 30, 2021 and December 31, 2020, respectively	79,193	79,193
Stockholders' deficit:
Common stock, par value $0.001, 95,000,000 and 50,000,000 shares authorized, 33,234,786 and 32,327,439 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	33	32
Additional paid-in capital	430,451	427,431
Accumulated deficit	(493,175)	(476,058)
Total stockholders' deficit	(62,691)	(48,595)
Total liabilities, redeemable preferred stock and stockholders' deficit	$352,296	$362,372

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$60,904	$62,174	$125,967	$128,328
Cost of revenue	28,030	30,397	56,623	64,309
Gross profit	32,874	31,777	69,344	64,019
Operating expenses:
Sales and marketing	10,921	11,828	21,812	27,458
Research and development	11,103	11,045	21,935	22,813
General and administrative	17,574	9,381	27,436	19,896
Restructuring costs	2,727	5,616	4,127	5,616
Total operating expenses	42,325	37,870	75,310	75,783
Loss from operations	(9,451)	(6,093)	(5,966)	(11,764)
Other income (expense):
Interest income	54	97	111	523
Interest expense	(5,646)	(5,862)	(11,201)	(11,753)
Other income	64	2	22	7
Total other expense, net	(5,528)	(5,763)	(11,068)	(11,223)
Loss before income taxes	(14,979)	(11,856)	(17,034)	(22,987)
Income tax expense	41	6	83	11
Net loss	(15,020)	(11,862)	(17,117)	(22,998)
Preferred dividends	(1,600)	(462)	(3,200)	(462)
Net loss available to common stockholders	$(16,620)	$(12,324)	$(20,317)	$(23,460)
Comprehensive loss	$(15,020)	$(11,862)	$(17,117)	$(22,998)
Net loss per common share:
Basic and diluted	$(0.50)	$(0.38)	$(0.62)	$(0.73)
Weighted-average common shares outstanding:
Basic and diluted	33,080,257	32,058,387	32,787,162	32,348,673

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2020	32,327,439	$32	$427,431	$(476,058)	$(48,595)
Exercise of stock options	15,000	1	154	–	155
Issuance of common stock upon vesting of restricted stock units	173,731	–	–	–	–
Stock-based compensation expense	–	–	1,523	–	1,523
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,097)	(2,097)
Balance, March 31, 2021	32,516,170	$33	$427,508	$(478,155)	$(50,614)
Exercise of stock options	9,250	–	102	–	102
Issuance of common stock upon vesting of restricted stock units	704,543	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	4,823	–	65	–	65
Stock-based compensation expense	–	–	4,376	–	4,376
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–		–	(15,020)	(15,020)
Balance, June 30, 2021	33,234,786	$33	$430,451	$(493,175)	$(62,691)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)
Cumulative effect adjustment from adoption of credit standard	–	–	–	(59)	(59)
Exercise of stock options	13,584	–	73	–	73
Issuance of common stock upon vesting of restricted stock units	43,315	–	–	–	–
Stock-based compensation expense	–	–	3,677	–	3,677
Common stock repurchased	(1,070,665)	(1)	(9,382)	–	(9,383)
Net loss	–	–	–	(11,136)	(11,136)
Balance, March 31, 2020	31,775,214	$32	$420,393	$(462,897)	$(42,472)
Exercise of stock options	10,685	–	69	–	69
Issuance of common stock upon vesting of restricted stock units	416,848	–	–	–	–
Issuance of common stock under ESPP	8,205	–	83	–	83
Stock-based compensation expense	–	–	3,323	–	3,323
Common stock repurchased	(35,508)	–	(284)	–	(284)
Preferred dividends	–	–	(462)	–	(462)
Net loss	–	–	–	(11,862)	(11,862)
Balance, June 30, 2020	32,175,444	$32	$423,122	$(474,759)	$(51,605)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(17,117)	$(22,998)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	12,525	12,105
Stock-based compensation expense	5,899	7,000
Accretion of interest on convertible senior notes	5,780	5,894
Interest accrual on finance lease liabilities	3,244	44
Rent expense less than payments	(27)	(16)
Non-cash interest income on short-term investments	506	–
Impairment or loss on disposal of right-of-use assets and property and equipment	4,048	–
Provision for doubtful accounts	–	111
Changes in operating assets and liabilities:
Accounts receivable, net	1,354	3,711
Accrued interest on short-term investments	(101)	–
Contract, prepaid and other current assets	2,410	3,672
Deferred costs and other non-current assets	1,249	740
Accounts payable and accrued expenses	3,520	(7,318)
Accrued compensation and benefits	(4,907)	(4,139)
Deferred revenue	(615)	(2,850)
Other non-current liabilities	159	1,910
Net cash and cash equivalents provided by (used in) operating activities	17,927	(2,134)
Cash flows from investing activities
Purchases of short-term investments held to maturity	(48,427)	–
Proceeds from short-term investments held to maturity	48,000	–
Purchases of property and equipment	(4,483)	(7,075)
Net cash and cash equivalents used in investing activities	(4,910)	(7,075)
Cash flows from financing activities
Draws on revolving line of credit	–	10,000
Payments on revolving line of credit	–	(10,000)
Payments of debt issuance costs	–	(154)
Proceeds from issuance of preferred stock, net of issuance costs	–	79,840
Payments of preferred dividends	(3,200)	(462)
Repurchase of common stock	–	(9,667)
Proceeds from exercises of stock options and ESPP	322	225
Payments on financing obligations	(224)	(416)
Payments of principal on finance lease liabilities	(2,559)	(7,637)
Net cash and cash equivalents (used in) provided by financing activities	(5,661)	61,729
Net increase in cash and cash equivalents	7,356	52,520
Cash and cash equivalents, beginning of period	90,706	130,976
Cash and cash equivalents, end of period	$98,062	$183,496

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$–	$37

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations and comprehensive loss, financial position, changes in stockholders’ deficit and cash flows. The results of operations and comprehensive loss for the three- and six-month period ended June 30, 2021 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as amended.

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

Restructuring Costs

During January 2021, the Company recorded restructuring costs of $1,400 from a reduction to its workforce. In June 2021, the Company recorded restructuring costs of $2,727 from the elimination of the office of the executive chairman of the board of directors. Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services and are presented separately in operating expenses in the consolidated statements of operations and comprehensive loss.

Revenue and Deferred Revenue

The Company derives its revenue primarily from fees for subscription services and professional services sold to employers and health plans as well as platform revenue derived from the value of products sold on its platform. Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Taxes collected from customers relating to services and remitted to governmental authorities are excluded from revenue.

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

Subscription Revenue

Subscription revenue primarily consists of monthly or annual subscription fees paid to the Company by its employer and health plan customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Fees are generally charged based on the number of employees or subscribers with access to the solution.

Subscription services revenue is generally recognized on a ratable basis over the contract term beginning on the date the subscription services are made available to the customer. The Company’s subscription service contracts are generally three years.

Subscription revenue also includes fees paid for other services, such as event sponsorships and certain data services.

Platform Revenue

Platform revenue is generated from the value of policies or products enrolled in through the Company’s marketplace.  Platform revenue from insurance carriers is generally recognized over the policy period of the enrolled products. In arrangements where the Company sells policies to employees of its customers as the broker, it earns broker commissions. Revenue from insurance broker commissions and supplier transactions is recognized at a point in time when the orders for the policies are received and transferred to the insurance carrier or supplier, and is reduced by constraints for variable consideration associated with collectability, policy cancellation and termination risks.

Professional Services Revenue

Professional services revenue primarily consists of fees related to the implementation of software products purchased by customers.  Professional services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services and support services are also included in professional services revenue.

The Company determined that implementation services for certain of its health plan customers significantly modify or customize the software solution and, as such, do not represent a distinct performance obligation. Accordingly, revenue from such implementation services with these health plan customers are generally recognized over the contract term of the associated subscription services contract, including any extension periods representing a material right. In certain arrangements, the Company utilizes estimates of hours as a measure of progress to determine revenue.

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

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of June 30, 2021	As of December 31, 2020
Costs to obtain contracts	$4,775	$5,624
Costs to fulfill contracts	$3,268	$3,639

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization of deferred contract costs	2021	2020	2021	2020
Costs to obtain contracts included in sales and marketing expense	$778	$831	$1,523	$1,712
Costs to fulfill contracts included in cost of revenue	$339	$307	$690	$682

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  No customer exceeded 10% of accounts receivable as of June 30, 2021 and December 31, 2020. No customer exceeded 10% of total revenue in any of the three and six-month periods ended June 30, 2021 and 2020.

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

The following tables present information about capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized software development costs	2021	2020	2021	2020
Capitalized	$1,991	$3,100	$3,739	$6,572
Amortized	$2,159	$1,727	$4,321	$3,246

Capitalized software development costs	As of June 30, 2021	As of December 31, 2020
Net book value	$17,360	$17,942

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

Comprehensive Loss

The Company’s net losses equal comprehensive losses for all periods presented. Presentation of the prior year comprehensive losses has been updated to reflect the exclusion of preferred dividends.

Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted ASU No. 2019-12. The purpose of this ASU is to simplify various aspects related to accounting for income taxes, eliminate certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplify when companies recognize deferred taxes in an interim period, and clarify certain aspects of the current guidance to promote consistent application. ASU No. 2019-12 had no impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It will be effective for the Company beginning January 1, 2022. This ASU permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements, but anticipates that it will result in a reduction in non-cash interest expense related to its convertible senior notes.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2021	2020	2021	2020
Restricted stock units	3,351,575	2,930,636	3,351,575	2,930,636
Stock options	97,553	151,178	97,553	151,178
Convertible senior notes	4,161,182	4,513,824	4,161,182	4,513,824
Conversion of preferred stock	5,333,334	5,333,334	5,333,334	5,333,334
Total anti-dilutive common share equivalents	12,943,644	12,928,972	12,943,644	12,928,972

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(15,020)	$(11,862)	$(17,117)	$(22,998)
Preferred dividends	(1,600)	(462)	(3,200)	(462)
Net loss attributable to common stockholders	$(16,620)	$(12,324)	$(20,317)	$(23,460)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,080,257	32,058,387	32,787,162	32,348,673
Net loss per common share, basic and diluted	$(0.50)	$(0.38)	$(0.62)	$(0.73)

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

	June 30, 2021
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$92,451	$—	$—	$92,451
Total assets	$92,451	$—	$—	$92,451

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$87,224	$—	$—	$87,224
Total assets	$87,224	$—	$—	$87,224

________________

(1)

Money market mutual funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase. The Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds, and are classified as held-to-maturity. All marketable securities had contractual maturities of less than one year as of June 30, 2021 and December 31, 2020. The following tables present information about the Company’s marketable securities by major security type.

	As of June 30, 2021
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$4,538	$-	$4,538	$-	$-	$4,538
Financial	60,487	-	60,487	2	-	60,489
Government	30,082	-	30,082	2	-	30,084
Total	$95,107	$-	$95,107	$4	$-	$95,111

	As of December 31, 2020
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$8,993	$-	$8,993	$-	$-	$8,993
Financial	55,943	-	55,943	-	(5)	55,938
Government	30,149	-	30,149	6	-	30,155
Total	$95,085	$-	$95,085	$6	$(5)	$95,086

The fair value of marketable securities in the Government major security type is classified as a Level 1 in the Company’s fair value hierarchy described in Note 4. The fair values of the remaining major security types are classified as Level 2.

The Company invests in highly rated securities with maturities of two years or less at the time of purchase. Given the credit quality of the financial assets and the historical loss experience associated with their respective credit ratings as well as the duration of these financial assets and the short time horizon over which to consider expectations of future economic conditions, the Company has assessed that non-collection of the cost basis of these financial assets is remote.

6. Accounts Receivable, net

Accounts receivable, net include:

	As of June 30, 2021	As of December 31, 2020
Accounts receivable	$24,125	$26,791
Less: Allowance for doubtful accounts	(218)	(200)
Less: Allowance for returns	(3,021)	(4,351)
Total accounts receivable, net	$20,886	$22,240

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

	Six Months Ended June 30,
Allowance for doubtful accounts	2021	2020
Beginning of period	$200	$155
Provision for credit losses	44	187
Write-offs and recoveries	(26)	(44)
End of period	$218	$298

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

As of June 30, 2021, the Notes were not convertible.

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

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components in proportion to the allocation of proceeds. Transaction costs attributable to the liability component, totaling $4,808, are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $1,550, are included with the equity component in stockholders’ deficit.

The Notes consist of the following:

	As of
	June 30, 2021	December 31, 2020
Liability component:
Principal	$221,250	$221,250
Less: Debt discount, net of amortization	(31,161)	(36,942)
Net carrying amount	$190,089	$184,308
Equity component (a)	56,539	56,539
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest expense	2021	2020	2021	2020
1.25% coupon	$692	$750	$1,383	$1,500
Amortization of debt discount and transaction costs	2,912	2,970	5,780	5,894
Total	$3,604	$3,720	$7,163	$7,394

As of June 30, 2021, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$209,583	$190,089	$192,587	$184,308

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

Based on the closing price of our common stock of $14.10 on June 30, 2021, the last trading day of the quarter, the if-converted value of the Notes was less than the principal amount.

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

The obligations of the Company under the credit facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of the personal property assets of the Company and its subsidiaries pursuant to the terms of a Guarantee and Collateral Agreement, dated March 3, 2020 and the other security documents.

The credit facility requires the Company to maintain a Consolidated Adjusted Quick Ratio (“AQR”) of (i) Consolidated Quick Assets to (ii) Consolidated Current Liabilities minus the current portion of Deferred Revenue of at least 1.25 to 1.00 as of the last day of any fiscal quarter, and, if the AQR is less than 2.00 to 1.00, a Minimum Consolidated EBITDA of at least $1.00 for any such fiscal quarter calculated on a trailing 12 month basis. The Company has also agreed to fiscal year dollar limits on its capital expenditures. If an event of default occurs, the lender would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

There were no amounts outstanding under the Company’s revolving line of credit as of June 30, 2021 and December 31, 2020. The amount available to borrow was $50,000 and the interest rate was 2.75% as of June 30, 2021. No amounts were borrowed or repaid under the credit facility during the six months ended June 30, 2021. The Company borrowed and repaid $10,000 under the credit facility during the six months ended June 30, 2020.

9. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Six Months Ended June 30, 2021
Financing cash flows from finance leases	$2,558
Operating cash flows from finance leases	$721
Operating cash flows from operating leases	$240
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$15
Operating lease liabilities	$-

As of June 30, 2021, the Company had no additional significant operating or finance leases that had not yet commenced.

In April 2021, the Company entered into a non-cancellable sublease agreement for part of one building on its headquarters campus. The sublease term expires May 31, 2028 and may be renewed at the option of the sublessee through November 30, 2031. Because market conditions and value have declined since the Company entered into its lease, in part due to the COVID-19 pandemic, payments to the Company under the sublease are less than its current obligation for the asset. Accordingly, the Company recorded an impairment loss of the financing lease ROU asset of $4,003 based on the excess of the carrying amount over the calculated fair value of the sublease. This impairment expense was included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the period ended June 30, 2021.

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

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of June 30, 2021, the Company had paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

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

11. Stock-based Compensation

Restricted Stock Units

During the six months ended June 30, 2021, the Company granted 1,406,984 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $19,583. These RSUs generally vest in equal annual installments over various periods ranging from three to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is approximately 3.98 years from the date of grant.

The Company granted 699,504 performance RSUs with an aggregate grant date fair value of $9,693 during the six months ended June 30, 2021. The aggregate grant date fair value of the performance RSUs assuming target achievement was $7,349. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2021, and vesting will then occur in equal annual installments over various periods ranging from less than one year to up to four years from the grant date. The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 3.15 years from the date of grant.

In May 2021, the Company granted 106,640 performance RSUs with an aggregate derived fair value of $1,069. The performance RSUs vest in a single installment if the Company’s closing stock price is at least $23.00 for a period of 20 consecutive trading days occurring after the second anniversary of the grant and prior to the fifth anniversary of the grant. If this price-based requirement is met before the third anniversary of the grant date, then the performance RSUs will vest on the third anniversary of the grant date subject to continued service to the Company. If this price-based requirement is met after the third anniversary but prior to the fifth anniversary of the grant date, then the performance RSUs will vest on the date the price requirement is met subject to continued service to the Company. The Company will amortize the aggregate derived fair value of the stock subject to the performance RSUs on a straight-line basis over the derived service period of 2.30 years from the date of grant.

12. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At June 30, 2021, the Company had reserved a total of 11,111,633 of its authorized 95,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	97,553
Restricted stock units	3,351,575
Available for future issuance under stock award plans	2,235,423
Available for future issuance under ESPP	93,748
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	11,111,633

At the Company’s annual meeting of stockholders held in June 2021, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended to increase the total number of authorized shares of common stock reserved for issuance thereunder from 50,000,000 to 95,000,000 shares.

13. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service line:
Subscription	$44,347	$43,780	$89,926	$89,770
Platform	5,875	6,128	13,644	12,133
Total software services	$50,222	$49,908	$103,570	$101,903
Professional services	10,682	12,266	22,397	26,425
Total	$60,904	$62,174	$125,967	$128,328

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Six Months Ended June 30, 2021
Contract assets	$15,105	$9,722
Contract liabilities:
Deferred revenue	$32,204	$31,589

Six Months Ended June 30, 2020
Contract assets	$16,685	$9,704
Contract liabilities:
Deferred revenue	$38,508	$35,658

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the six months ended June 30, 2021 and 2020.

During the three and six months ended June 30, 2021, there were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three and six months ended June 30, 2021 that was included in the deferred revenue balance at the beginning of the period was $13,168 and $20,608, respectively.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods of $576 and $2,104 during the three and six months ended June 30, 2021, respectively.

Performance Obligations

As of June 30, 2021, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $210,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

14. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2021 was less than one percent, primarily as a result of estimated tax losses for the fiscal year-to-date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes and indefinite life intangibles. The limitation on the utilization of net operating losses in the indefinite life period is limited to 80% of taxable income because of provisions in the Tax Cuts and Jobs Act.

15. Segments and Geographic Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

16. Related Parties

Series A Preferred Stock

As described in Note 10, the Company sold 1,777,778 shares of Preferred Stock to an entity whose Chief Executive Officer is a member of the Company’s Board of Directors. The Company paid dividends of $1,600 and $462 to the buyer for the three months ended June 30, 2021 and 2020, respectively and $3,200 and $462 for the six months ended June 30, 2021 and 2020, respectively. Additionally, the Company paid management oversight fees of $86 and $186 to the Buyer for the three and six months ended June 30, 2021, respectively. There were no management oversight fees paid in the three and six months ended June 30, 2020. In connection with this transaction, the Company reimbursed the Buyer $150 for fees incurred in closing the sale of the Preferred Stock in June 2020. The significant terms of the Preferred Stock are described in Note 10.

Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with a former executive who was also a Company director and significant stockholder. The Company’s headquarter campus building leases are accounted for as financing lease ROU assets and lease liabilities on the Consolidated Balance Sheet as of June 30, 2021. The lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. Payments under these agreements were $574 and $2,573 for the three months ended June 30, 2021 and 2020, respectively and $1,241 and $9,931 for the six months ended June 30, 2021 and 2020, respectively. In the six months ended June 30, 2020, the Company prepaid rent in the amount of $3,993 for periods during the first half of 2021, representing an approximately 17% discount on the amounts due. Other amounts due to these related parties were $334 and $667 as of June 30, 2021 and December 31, 2020, respectively, and were recorded in “Accrued expenses”.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by a former executive who was also a Company director and significant stockholder. The companies provide construction project management services, private air transportation and other services. Expenses related to these companies were $18 and $7 for the three months ended June 30, 2021 and 2020, respectively and $37 and $127 for the six months ended June 30, 2021 and 2020, respectively. Amounts due to these companies were de minimus as of June 30, 2021 and December 31, 2020.

The Company purchased software and services from a company affiliated with a Company director. Payments related to this agreement were $27 and $25 for the three months ended June 30, 2021 and 2020, respectively and $53 and $51 for the six months ended June 30, 2021 and 2020, respectively. Amounts due to this company were $28 and de minimus as of June 30, 2021 and December 31, 2020, respectively.

17. Subsequent Events

Restricted Stock Units

During July 2021, the Company granted approximately 126,417 RSUs with an aggregate grant date fair value of approximately $1,791. These RSUs generally vest in equal annual installments over various periods ranging from one to four years from the grant date.

Common Stock

During July and August 2021, RSUs vested resulting in the issuance of approximately 111,502 shares of the Company’s common stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2020. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed below and in our other SEC filings.

Overview

Benefitfocus provides industry-leading, cloud-based benefits management technology solutions for employers and health plans. The Benefitfocus enrollment platform simplifies how organizations procure benefits and connect to the necessary benefits products and services that improve the lives of their employees and the American workforce. Our core technology solutions facilitate employee benefits administration and enrollment; our solutions enable working Americans and their families to select and engage in the right benefits products and services for themselves; and our data advantage delivers insights to employers, health plans and their advisors to help control healthcare spending and reduce unnecessary expenses.

The Benefitfocus Platform has a multi-tenant architecture and a user-friendly interface designed for employees to access all of their benefits in one place. Our comprehensive solutions support medical benefit plans and non-medical benefits, such as, dental, life, disability insurance, income protection, digital health and financial wellness. Our platform includes functionality designed to help consumers identify and evaluate benefit options available to them. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, interest in the Benefitfocus Platform is growing.

Our economic model includes a transaction-oriented solution, now known as our Benefit Catalog, that aligns brokers, carriers and suppliers around the needs of employers and employees. In this model, Benefit Catalog sellers, who are carriers and suppliers, offer their voluntary and specialty benefit products in a “marketplace” alongside the benefits enrollment platform. This marketplace is designed to increase the economic value of the employee and consumer lives on our platform by aligning Benefit Catalog products to consumer needs. In exchange for Benefitfocus delivering employee/consumer access, data-driven analysis and operational efficiencies, seller partners pay us a percentage of the purchases completed on our platform. Carrier agreements generally have terms of two to four years and are typically cancellable upon breach of contract or insolvency. Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

We classify our revenue into three streams – subscription, platform, and professional services revenue. Subscription and platform revenue are combined and reported as software services revenue.

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 73% and 70% of our total revenue during the three-month period ended June 30, 2021 and 2020, respectively, and approximately 71% and 70% of our total revenue during the six-month period ended June 30, 2021 and 2020, respectively.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 10% of our total revenue during each of the three month periods ended June 30, 2021 and 2020, and approximately 11% and 10% of our total revenue during the six-month period ended June 30, 2021 and 2020, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 18% and 20% of our total revenue during the three-month period ended June 30, 2021 and 2020, respectively, and approximately 18% and 21% of our total revenue during the six-month period ended June 30, 2021 and 2020, respectively.

Expanding our customer base is a key element of our growth strategy. We believe that our continued innovation and solutions, which extend the functionality of our offerings, provide more robust data analytics capabilities and enhance our ability to quickly respond to evolving market needs. We believe these innovative capabilities will help us attract additional lives to our platform through new employer customers, partners and brokers and increase our revenue from existing customers and relationships.

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

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. We continue to actively monitor COVID-19, including the development of COVID-19 variants, and its potential impact on our operations and financial results. In response to the pandemic, we implemented cost management actions in the second quarter of 2020 to maintain our financial health and liquidity through these economic uncertain times. These included actions to reduce our workforce by approximately 17%, renegotiating vendor service contracts and reducing discretionary expenditures such as travel and professional services. These actions also included investing in accelerating automation efforts to gain efficiencies.

During the initial peak of the COVID-19 pandemic in the second quarter of 2020, we experienced sales delays as HR professionals shifted their focus away from procuring technology solutions. We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy in the long-term. Therefore, we did not consider the COVID-19 pandemic to have been a triggering event to accelerate our annual impairments tests.

We evaluated our goodwill and indefinite-lived intangible assets and determined there were no interim triggering events as it was not more likely than not that the fair value of our reporting units would be less than their respective carrying amounts. Additionally, we evaluated our long-lived assets, including our property, plant and equipment, lease right-of-use assets and other intangible assets. During the second quarter 2021, we recorded an impairment loss as a result of subleasing space based on the excess of carrying value over the calculated fair value of the sublease of one of our headquarter building financing lease ROU assets. As we continue to evaluate our real estate footprint and one that assumes fewer of our associates working from the office on a full-time basis, we may incur additional impairments on our ROU assets as we evaluate options to sublet certain locations.

The impact that the evolving COVID-19 pandemic will have on our consolidated financial statements in 2021 and beyond continues to remain uncertain and ultimately will be determined by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

While the ultimate impact of the pandemic on our business and financial results remains uncertain, our business has been particularly impacted by new sales. The longer sales cycles we experienced and slowdown in new sales activity in 2020 and the first half of 2021 negatively impacted growth in subscription revenue and platform revenue from new business in 2021 and beyond. In addition, the increase in unemployment has affected the rate at which certain voluntary benefits have been purchased in 2020 and therefore negatively impacted our ability for growth in 2021.

However, as a result of the nature of our customer relationships, the stability of our subscription revenue, the cost restructuring actions taken in the second quarter of 2020 as well as the first and second quarters of 2021, and our ongoing investments in automation, we believe we will continue to generate cash flows from operations in the relatively near future. Of course, our ability to generate cash flows from operations is subject to many risks and factors beyond our control, such as the COVID-19 pandemic.

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

Adjusted EBITDA

Adjusted EBITDA represents our losses before net interest and other expenses, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation, transaction and acquisition-related costs expensed, restructuring costs, impairment of goodwill, intangible assets, and long-lived assets, gain or loss on extinguishment of debt and costs not core to our business. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(15,020)	$(11,862)	$(17,117)	$(22,998)
Depreciation	3,444	3,926	7,067	7,722
Amortization of software development costs	2,159	1,727	4,321	3,246
Amortization of acquired intangible assets	569	568	1,137	1,137
Interest income	(54)	(97)	(111)	(523)
Interest expense	5,646	5,862	11,201	11,753
Income tax expense	41	6	83	11
Stock-based compensation expense	4,376	3,323	5,899	7,000
Transaction and acquisition-related costs expensed	6	215	160	407
Restructuring costs	2,727	5,616	4,127	5,616
Impairment of long-lived assets	4,003	-	4,003	-
Costs not core to our business	1,717	-	3,598	-
Total net adjustments	24,634	21,146	41,485	36,369
Adjusted EBITDA	$9,614	$9,284	$24,368	$13,371

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

	As of June 30,
	2021	2020
	(in millions)
Net benefit eligible lives	16.3	17.5

As previously disclosed, in the second quarter of 2021, we terminated our relationship with Shipt, Inc., which decreased the number of net benefit eligible lives in the second quarter of 2021 by approximately 1.9 million, all of which were freelancers. Excluding Shipt net benefit eligible lives were down slightly compared to the prior period. Freelancers generate only platform revenue by purchasing voluntary benefits and other offerings. The participation rate of freelancers on our platform was historically low and had minimum impact to revenue. As of June 30, 2021, there were no freelancers on our platform. We expect our net benefit eligible lives to trend downward for the remainder of the year as we have certain health plan contracts renewing at lower levels in the second half of 2021.

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

Our software services revenue retention rate was approximately 95% and greater than 95% for the three and six months ended June 30, 2021, respectively, and greater than 90% for both the three and six months ended June 30, 2020. The lower retention rates in the prior year are primarily the result of the impact on revenue from the renegotiation of a certain customer contract. Excluding this customer, our software revenue retention rate exceeded 95% for all periods. We expect our software revenue retention rate to trend downward for the remainder of the year as we have certain health plan contracts renewing at lower levels in the second half of 2021.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscription	$44,347	$43,780	$89,926	$89,770
Platform	5,875	6,128	13,644	12,133
Total software services	$50,222	$49,908	$103,570	$101,903
Professional services	10,682	12,266	22,397	26,425
Total revenue	$60,904	$62,174	$125,967	$128,328

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

We determined that implementation services for certain of our health plan customers significantly modify or customize the software solution and, as such, do not represent a distinct performance obligation. Accordingly, revenue from such implementation services with these health plan customers are generally recognized over the contract term of the associated software services contract, including any extension periods representing a material right. We utilize estimates of hours as a measure of progress to determine revenue for certain types of arrangements.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect our operating expenses will increase as a percentage of revenue for the remainder of 2021, as we achieve economies of scale and incur additional costs associated with various legal actions described below in general and administrative expenses.

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

Research and development expense.   Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, for our research and development associates. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel, and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We are investing in transforming our development philosophy and practices to that of an agile development organization. We believe this will allow us to more quickly innovate and adapt to changing market conditions and customer needs.

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in the near-term as we incur professional services expenses in connection with activist shareholder matters, securities class action, and executive employment agreement legal defense, which are not related to our core business.

Restructuring costs.  Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services. During the three and six months ended June 30, 2021, we incurred restructuring costs associated with eliminating certain positions in the organization.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and six months ended June 30, 2021 and 2020.

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

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$60,904	$62,174	$125,967	$128,328
Cost of revenue(1)	28,030	30,397	56,623	64,309
Gross profit	32,874	31,777	69,344	64,019
Operating expenses:
Sales and marketing(1)	10,921	11,828	21,812	27,458
Research and development(1)	11,103	11,045	21,935	22,813
General and administrative(1)	17,574	9,381	27,436	19,896
Restructuring costs	2,727	5,616	4,127	5,616
Total operating expenses	42,325	37,870	75,310	75,783
Loss from operations	(9,451)	(6,093)	(5,966)	(11,764)
Other income (expense):
Interest income	54	97	111	523
Interest expense	(5,646)	(5,862)	(11,201)	(11,753)
Other income	64	2	22	7
Total other expense, net	(5,528)	(5,763)	(11,068)	(11,223)
Loss before income taxes	(14,979)	(11,856)	(17,034)	(22,987)
Income tax expense	41	6	83	11
Net loss	$(15,020)	$(11,862)	$(17,117)	$(22,998)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$638	$633	$964	$1,300
Sales and marketing	927	594	1,507	1,474
Research and development	503	590	621	932
General and administrative	2,308	1,506	2,807	3,294

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue(1)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.0	48.9	45.0	50.1
Gross profit	54.0	51.1	55.0	49.9
Operating expenses:
Sales and marketing	17.9	19.0	17.3	21.4
Research and development	18.2	17.8	17.4	17.8
General and administrative	28.9	15.1	21.8	15.5
Restructuring costs	4.5	9.0	3.3	4.4
Total operating expenses	69.5	60.9	59.8	59.1
Loss from operations	(15.5)	(9.8)	(4.7)	(9.2)
Other income (expense):
Interest income	0.1	0.2	0.1	0.4
Interest expense	(9.3)	(9.4)	(8.9)	(9.2)
Other income	0.1	-	-	-
Total other expense, net	(9.1)	(9.3)	(8.8)	(8.7)
Loss before income taxes	(24.6)	(19.1)	(13.5)	(17.9)
Income tax expense	0.1	-	0.1	-
Net loss	(24.7)%	(19.1)%	(13.6)%	(17.9)%

(1)	Rounding may impact the summation of amounts.

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$44,347	72.8%	$43,780	70.4%	$567	1.3%
Platform	5,875	9.6	6,128	9.9	(253)	(4.1)
Total software services	$50,222	82.5%	$49,908	80.3%	$314	0.6%
Professional services	10,682	17.5	12,266	19.7	(1,584)	(12.9)
Total revenue	$60,904	100.0%	$62,174	100.0%	$(1,270)	(2.0)%

(1)	Rounding may impact the summation of amounts.

Subscription revenue increased by $0.6 million primarily due to $3.3 million in increases from new customer contracts and sales to existing customers, as well as benefits from a lower sales returns allowance. These increases were partially offset by $2.7 million in decreases from the renegotiation of a certain customer contract and subscription terminations.

Platform revenue decreased slightly primarily due to certain one-time items associated with timing of premiums recognized from insurance policies.

The decrease in professional services revenue was attributable to a decrease in implementation revenue and lower demand for customer-specific development for health plan customers.

Cost of Revenue

	Three Months Ended June 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$28,030	46.0%	$30,397	48.9%	$(2,367)	(7.8)%

The decrease in cost of revenue was attributable to decreases in salaries and other personnel-related costs of $2.0 million due to headcount reductions, and costs related to professional services of $0.6 million. These decreases were partially offset by increased depreciation expense of $0.2 million attributable to higher capitalized software development costs. Cost of revenue included $0.6 million of stock-based compensation expense for each of the three-month periods ended June 30, 2021 and 2020, and $4.8 million and $4.6 million of depreciation and amortization for the three-month periods ended June 30, 2021 and 2020, respectively.

Gross Profit

	Three Months Ended June 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$32,308	64.3%	$30,930	62.0%	$1,378	4.5%
Professional services	566	5.3	847	6.9	(281)	(33.2)
Gross profit	$32,874	54.0	$31,777	51.1	$1,097	3.5

The increase in software services gross profit was driven by a $0.3 million, or 0.6%, increase in software services revenue and a decrease in software services cost of revenue of $1.1 million. The decrease in the software services cost of revenue was driven by decreased salary and personnel-related costs and professional services totaling $2.0 million offset by $0.6 million in higher data storage costs. Software services cost of revenue included approximately $0.4 million of stock-based compensation expense for each of the three-month periods ended June 30, 2021 and 2020, and $4.1 million and $3.8 million of depreciation and amortization for the three months ended June 30, 2021 and 2020, respectively.

The decrease in professional services gross profit was driven by a $1.6 million, or 12.9% decrease in professional services revenue and a decrease in professional services cost of revenue of $1.3 million. The decrease in professional services cost of revenue is primarily attributable to decreases in salary and personnel-related costs due to headcount reductions and decreased need for contract labor. Professional services cost of revenue included approximately $0.3 million of stock-based compensation expense for each of the three-month periods ended June 30, 2021 and 2020. In addition, professional services cost of revenue included $0.8 million of depreciation and amortization in each of the three month periods ended June 30, 2021 and 2020.

Operating Expenses

	Three Months Ended June 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$10,921	17.9%	$11,828	19.0%	$(907)	(7.7)%
Research and development	11,103	18.2	11,045	17.8	58	0.5
General and administrative	17,574	28.9	9,381	15.1	8,193	87.3
Restructuring costs	2,727	4.5	5,616	9.0	(2,889)	(51.4)

The decrease in sales and marketing expense was primarily attributable to a $0.6 million decrease in salaries and personnel-related costs. The decrease in salaries and personnel-related costs was primarily driven by decreased headcount.

The increase in research and development expense is primarily attributable to a $1.1 million decrease in capitalized software development costs partially offset by a decrease in personnel-related costs and external development and engineering consulting of $1.2 million.

The increase in general and administrative expense was primarily attributable to a $3.4 million increase in legal fees primarily related to costs incurred associated with activist shareholder matters, securities class action and executive employment agreement legal defense and a $4.0 million impairment charge related to a sublease of part of one our leased buildings on our headquarter campus.

Current period restructuring costs are the result of the elimination of the office of the executive chairman in June 2021, comprised of one-time costs, including severance charges and continuation of health benefits.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$89,926	71.4%	$89,770	70.0%	$156	0.2%
Platform	13,644	10.8	12,133	9.5	1,511	12.5
Total software services	$103,570	82.2%	$101,903	79.4%	$1,667	1.6%
Professional services	22,397	17.8	26,425	20.6	(4,028)	(15.2)
Total revenue	$125,967	100.0%	$128,328	100.0%	$(2,361)	(1.8)%

(1)	Rounding may impact the summation of amounts.

Subscription revenue increased by $0.2 million primarily due to a $2.0 decrease in customer returns allowances. The increase was partially offset by $1.6 million decrease from the renegotiation of a customer contract.

Platform revenue increased from growth in premiums and new products from Benefit Catalog primarily from insurance carriers and specialty products recognized over the policy period. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers and specialty products over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was attributable to a decrease in implementation revenue and lower levels of demand for customer-specific development for health plan customers.

We expect total revenue to continue to be less in 2021 compared to 2020 primarily due to the impacts of the COVID-19 pandemic, including a slowed sales cycle in 2020 and the effects of lower revenues associated with our health plan customers. As previously discussed, we experienced longer sales cycles in 2020 and a slowdown in new sales activity which will negatively impact subscription and platform revenue in future periods. Additionally, we expect revenue from health plan customers to continue to decline in 2021 as some customers might renew their agreements with a lower minimum number of covered employees. We also expect professional services revenue to decrease due to lower levels of demand for custom requests from health plan customers, as well as our focus on profitability by managing away from unprofitable work.

Cost of Revenue

	Six Months Ended June 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$56,623	45.0%	$64,309	50.1%	$(7,686)	(12.0)%

The decrease in cost of revenue was attributable to decreases in salaries and other personnel-related costs of $6.4 million, costs related to professional services of $2.0 million, and travel-related expenses of $0.3 million as a result of our restructuring actions. These decreases were partially offset by increased depreciation expense of $0.8 million attributable to an increase in depreciation of capitalized software development costs. Cost of revenue included $1.0 million and $1.3 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively, and $9.7 million and $8.9 million of depreciation and amortization for the six months ended June 30, 2021 and 2020, respectively.

Gross Profit

	Six Months Ended June 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$68,082	65.7%	$63,936	62.7%	$4,146	6.5%
Professional services	1,262	5.6	83	0.3	1,179	1420.5
Gross profit	$69,344	55.0	$64,019	49.9	$5,325	8.3

The increase in software services gross profit was driven by a $1.7 million, or 1.6%, increase in software services revenue and a decrease in software services cost of revenue of $2.5 million. The decrease in the software services cost of revenue was driven by decreased salary and personnel-related costs and professional services offset by a $0.9 million increase in amortization of capitalized internally developed software. Software services cost of revenue included $0.5 million and $0.8 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively, and $8.2 million and $7.3 million of depreciation and amortization for the six months ended June 30, 2021 and 2020, respectively.

Professional services gross profit increased by actively reducing our cost structure to align with the decrease in demand for professional services. The decrease in professional services cost of revenue is primarily attributable to decreases in salary and personnel-related costs due to headcount reductions and decreased use of contract labor. Professional services cost of revenue included $0.4 million and $0.5 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively. In addition, professional services cost of revenue included $1.5 million and $1.7 million of depreciation and amortization in the six months ended June 30, 2021 and 2020, respectively.

We expect professional services margins on an annual basis to be lower than the prior year due to fewer large implementation projects and increased costs around our support services, slightly offset by shifting to higher margin professional services work.

Operating Expenses

	Six Months Ended June 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$21,812	17.3%	$27,458	21.4%	$(5,646)	(20.6)%
Research and development	21,935	17.4	22,813	17.8	(878)	(3.8)
General and administrative	27,436	21.8	19,896	15.5	7,540	37.9
Restructuring costs	4,127	3.3	5,616	4.4	(1,489)	(26.5)

The decrease in sales and marketing expense was primarily attributable to a $4.2 million decrease in salaries and personnel-related costs, including professional fees, a $0.6 million decrease in travel-related costs, and a $0.7 million decrease in the cost of marketing events and advertising expense resulting from of our restructuring actions. These decreases were partially offset by an increase in commissions expense of $0.4 million. The decrease in salaries and personnel-related costs was primarily driven by decreased headcount. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part because of lower costs incurred with our annual user conference, One Place, which was planned as a digital event in the current year compared to the prior year when it was planned as an in-person event.

The decrease in research and development expense is primarily attributable to a decrease in personnel-related costs and external development and engineering consulting of $4.0 million resulting from our restructuring actions, partially offset by a $2.8 million decrease in capitalized software development costs.

The increase in general and administrative expense was primarily attributable to a $4.0 million impairment charge related to a sublease of part of one our leased buildings on our headquarter campus and a $3.7 million increase in professional fees primarily related to costs incurred associated with activist shareholder matters, securities class action and executive employment agreement legal defense. These increases were partially offset by a $3.7 million decrease in salaries and personnel-related costs and contract labor driven by decreased headcount.

Current period restructuring costs are the result of a reduction to our workforce in January 2021 and the elimination of the office of the executive chairman in June 2021, comprised of one-time severance charges, continuation of health benefits and outplacement services.

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

During the six months ended June 30, 2021, there were no material changes to our accounting policies that are critical to the process of making significant judgements and estimates in the preparation of our consolidated financial statements, which are disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, our primary sources of liquidity were our cash and cash equivalents and marketable securities totaling $193.2 million, $20.9 million in accounts receivables, net of allowances, and our $50.0 million revolving line of credit, the terms of which are described in Note 8 to the financial statements included in this report.

Our cash flow from operations has improved in recent years and was positive for the six months ended June 30, 2021, and the year ended December 31, 2020. Cash flow from operations may fluctuate between positive and negative due to the timing of payments and collections of cash on both a quarterly and annual basis.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

There have been no material changes to our operating and capital expenditure requirements and contractual obligations during the six-months ending June 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It will be effective for the Company beginning January 1, 2022. This ASU permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements, but anticipates that it will result in a reduction in non-cash interest expense related to its convertible senior notes.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At June 30, 2021, we had no amounts outstanding under the revolving line of credit.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2021 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2021.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS

As previously disclosed, on May 3, 2021, a complaint was filed against Matthew Levin by his former employer, ADP, Inc. (“ADP”), followed on May 5, 2021 by an application for a temporary restraining order and preliminary injunction in the United States District Court for the District of New Jersey (collectively, the “ADP Complaints”). The ADP Complaints allege that in beginning employment with the Company, Mr. Levin would be in violation of restrictive covenant agreements he entered into with ADP while he was employed as its Chief Strategy Officer. The ADP Complaints request, among other things, an injunction from the court barring Mr. Levin’s employment with the Company.

Following a hearing on May 25, 2021, the District Court denied ADP’s application for a temporary restraining order and preliminary injunction. One June 24, 2021, ADP filed an appeal with the U.S. Court of Appeals, Third Circuit. The litigation between ADP and Mr. Levin is ongoing. The Company continues to believe ADP’s claims are without merit and Mr. Levin will continue to vigorously defend himself against these actions.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors”, in our Annual Report on Form 10-K, as amended for the period ended December 31, 2020.

Item 6. EXHIBITS.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	001-36061	3.1.3	November 12, 2013

3.1.2	Certificate of Designations for the Series A Convertible Preferred Stock of Benefitfocus, Inc., as filed with the Delaware Secretary of State on June 4, 2020.	8-K	001-36061	3.1	June 8, 2020

3.1.3	Certificate of Amendment of Restated Certificate of Incorporation of Benefitfocus, Inc., as amended.	8-K	001-36061	3.1	July 1, 2021

3.2	Second Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	001-36061	3.2	July 1, 2021

10.1#	Employment Agreement, dated April 29, 2021, by and between Benefitfocus.com. and Matthew Levin.	8-K	001-36061	10.1	May 5, 2021

10.2#	Second Amendment to Employment Agreement, dated May 3, 2021, by and between Benefitfocus.com. and Stephen M. Swad.	8-K	001-36061	10.2	May 5, 2021

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	__	__	__	Filed herewith

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2021

Benefitfocus, Inc.

By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer
(Principal financial and accounting officer)