Form 10-Q
period 2021-09-30
Benefitfocus, Inc.
filed 2021-11-04
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, there were approximately 33,430,384 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$12,589	$90,706
Marketable securities	81,899	95,085
Accounts receivable, net	20,368	22,240
Contract, prepaid and other current assets	17,239	21,354
Total current assets	132,095	229,385
Property and equipment, net	27,259	29,701
Financing lease right-of-use assets	58,503	68,670
Operating lease right-of-use assets	925	1,107
Intangible assets, net	8,688	10,393
Goodwill	12,857	12,857
Deferred contract costs and other non-current assets	12,078	10,259
Total assets	$252,405	$362,372
Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$7,729	$2,160
Accrued expenses	8,155	6,262
Accrued compensation and benefits	16,993	19,129
Deferred revenue, current portion	26,113	27,782
Lease liabilities and financing obligations, current portion	7,226	5,959
Total current liabilities	66,216	61,292
Deferred revenue, net of current portion	2,651	4,422
Convertible senior notes	105,637	184,308
Lease liabilities and financing obligations, net current portion	77,265	79,282
Other non-current liabilities	2,661	2,470
Total liabilities	254,430	331,774
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 1,777,778 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively, liquidation preference $45 per share as of September 30, 2021 and December 31, 2020, respectively	79,193	79,193
Stockholders' deficit:
Common stock, par value $0.001, 95,000,000 and 50,000,000 shares authorized, 33,386,994 and 32,327,439 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	33	32
Additional paid-in capital	429,978	427,431
Accumulated deficit	(511,229)	(476,058)
Total stockholders' deficit	(81,218)	(48,595)
Total liabilities, redeemable preferred stock and stockholders' deficit	$252,405	$362,372

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$62,026	$63,583	$187,993	$191,911
Cost of revenue	31,247	30,113	87,870	94,422
Gross profit	30,779	33,470	100,123	97,489
Operating expenses:
Sales and marketing	12,669	12,405	34,481	39,863
Research and development	11,062	11,439	32,997	34,252
General and administrative	12,156	9,424	39,592	29,320
Restructuring costs	–	–	4,127	5,616
Total operating expenses	35,887	33,268	111,197	109,051
(Loss) income from operations	(5,108)	202	(11,074)	(11,562)
Other income (expense):
Interest income	52	40	163	563
Interest expense	(5,556)	(5,771)	(16,757)	(17,524)
(Loss) gain on repurchase of convertible senior notes	(7,520)	1,138	(7,520)	1,138
Other income	120	1	142	8
Total other expense, net	(12,904)	(4,592)	(23,972)	(15,815)
Loss before income taxes	(18,012)	(4,390)	(35,046)	(27,377)
Income tax expense	42	6	125	17
Net loss	(18,054)	(4,396)	(35,171)	(27,394)
Preferred dividends	(1,600)	(1,600)	(4,800)	(2,062)
Net loss available to common stockholders	$(19,654)	$(5,996)	$(39,971)	$(29,456)
Comprehensive loss	$(18,054)	$(4,396)	$(35,171)	$(27,394)
Net loss per common share:
Basic and diluted	$(0.59)	$(0.19)	$(1.21)	$(0.91)
Weighted-average common shares outstanding:
Basic and diluted	33,354,624	32,263,876	32,978,394	32,320,201

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2020	32,327,439	$32	$427,431	$(476,058)	$(48,595)
Exercise of stock options	15,000	1	154	–	155
Issuance of common stock upon vesting of restricted stock units	173,731	–	–	–	–
Stock-based compensation expense	–	–	1,523	–	1,523
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,097)	(2,097)
Balance, March 31, 2021	32,516,170	$33	$427,508	$(478,155)	$(50,614)
Exercise of stock options	9,250	–	102	–	102
Issuance of common stock upon vesting of restricted stock units	704,543	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	4,823	–	65	–	65
Stock-based compensation expense	–	–	4,376	–	4,376
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–		–	(15,020)	(15,020)
Balance, June 30, 2021	33,234,786	$33	$430,451	$(493,175)	$(62,691)
Issuance of common stock upon vesting of restricted stock units	152,208	–	–	–	–
Cancellation of convertible senior note capped call hedge	–	–	98	–	98
Equity component of repurchased convertible senior notes	–	–	(3,566)	–	(3,566)
Stock-based compensation expense	–	–	4,595	–	4,595
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(18,054)	(18,054)
Balance, September 30, 2021	33,386,994	$33	$429,978	$(511,229)	$(81,218)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)
Cumulative effect adjustment from adoption of credit standard	–	–	–	(59)	(59)
Exercise of stock options	13,584	–	73	–	73
Issuance of common stock upon vesting of restricted stock units	43,315	–	–	–	–
Stock-based compensation expense	–	–	3,677	–	3,677
Common stock repurchased	(1,070,665)	(1)	(9,382)	–	(9,383)
Net loss	–	–	–	(11,136)	(11,136)
Balance, March 31, 2020	31,775,214	$32	$420,393	$(462,897)	$(42,472)
Exercise of stock options	10,685	–	69	–	69
Issuance of common stock upon vesting of restricted stock units	416,848	–	–	–	–
Issuance of common stock under ESPP	8,205	–	83	–	83
Stock-based compensation expense	–	–	3,323	–	3,323
Common stock repurchased	(35,508)	–	(284)	–	(284)
Preferred dividends	–	–	(462)	–	(462)
Net loss	–	–	–	(11,862)	(11,862)
Balance, June 30, 2020	32,175,444	$32	$423,122	$(474,759)	$(51,605)
Exercise of stock options	38,000	–	288	–	288
Issuance of common stock upon vesting of restricted stock units	78,251	–	–	–	–

Cancellation of convertible senior note capped call hedge	(3,651)	–	26	–	26
Equity component of repurchased convertible senior notes	–	–	(412)	–	(412)
Stock-based compensation expense	–	–	3,859	–	3,859
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(4,396)	(4,396)
Balance, September 30, 2020	32,288,044	$32	$425,283	$(479,155)	$(53,840)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(35,171)	$(27,394)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	18,976	18,479
Stock-based compensation expense	10,494	10,859
Accretion of interest on convertible senior notes	8,590	8,834
Interest accrual on finance lease liabilities	3,259	71
Rent expense less than payments	(41)	(24)
Non-cash accretion income from investments	741	16
Impairment or loss on disposal of right-of-use assets and property and equipment	4,074	–
Loss (gain) on extinguishment of debt	7,520	(1,138)
Provision for doubtful accounts	–	111
Changes in operating assets and liabilities:
Accounts receivable, net	1,872	3,685
Accrued interest on investments	161	(38)
Contract, prepaid and other current assets	4,009	7,502
Deferred costs and other non-current assets	1,238	1,014
Accounts payable and accrued expenses	6,960	(9,157)
Accrued compensation and benefits	(2,136)	490
Deferred revenue	(3,441)	(5,726)
Other non-current liabilities	191	3,490
Net cash and cash equivalents provided by operating activities	27,296	11,074
Cash flows from investing activities
Purchases of investments held to maturity	(91,361)	(67,785)
Proceeds from investments held to maturity	100,588	–
Purchases of property and equipment	(7,454)	(9,739)
Net cash and cash equivalents provided by (used in) investing activities	1,773	(77,524)
Cash flows from financing activities
Draws on revolving line of credit	–	10,000
Payments on revolving line of credit	–	(10,000)
Repurchase of convertible senior notes	(98,678)	(14,619)
Payments of debt issuance costs	–	(154)
Cancellation of convertible senior notes capped call hedge	98	26
Proceeds from issuance of preferred stock, net of issuance costs	–	79,192
Payments of preferred dividends	(4,800)	(2,062)
Repurchase of common stock	–	(9,667)
Proceeds from exercises of stock options and ESPP	322	513
Payments on financing obligations	(226)	(635)
Payments of principal on finance lease liabilities	(3,902)	(8,880)
Net cash and cash equivalents (used in) provided by financing activities	(107,186)	43,714
Net decrease in cash and cash equivalents	(78,117)	(22,736)
Cash and cash equivalents, beginning of period	90,706	130,976
Cash and cash equivalents, end of period	$12,589	$108,240

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$945	$–

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations and comprehensive loss, financial position, changes in stockholders’ deficit and cash flows. The results of operations and comprehensive loss for the three- and nine-month period ended September 30, 2021 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as amended.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for doubtful accounts and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, incremental borrowing rate used in lease accounting, the determination of the useful lives of assets, and the impairment assessment of acquired intangibles and goodwill. Additionally, as described in revenue and deferred revenue below, estimates are utilized in association with revenue recognition, in particular the estimation of variable consideration using the expected value method from insurance broker commissions reported in Platform revenue. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

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

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of September 30, 2021	As of December 31, 2020
Costs to obtain contracts	$4,779	$5,624
Costs to fulfill contracts	$3,099	$3,639

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization of deferred contract costs	2021	2020	2021	2020
Costs to obtain contracts included in sales and marketing expense	$753	$772	$2,276	$2,484
Costs to fulfill contracts included in cost of revenue	$308	$279	$998	$961

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

Concentrations of Credit Risk

 The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, marketable securities, accounts receivable, and long-term securities. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The bank deposits of the Company might at times, exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash and cash equivalents to date.

To manage credit risk related to marketable securities, the Company invests in various types of highly rated corporate bonds, commercial paper, and various United States backed securities with maturities of less than two years. The weighted average maturity of the portfolio at time of investment must not exceed nine months, per the Company’s investment policy. Marketable securities with maturities of one year or less are classified as “Marketable securities” in the consolidated balance sheet.  Securities with maturities exceeding one year, are included in the consolidated balance sheet within “Deferred cost and other non-current assets.”  As of September 30, 2021, the Company had $3,056 of long-term securities.

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States.  No customer exceeded 10% of accounts receivable as of September 30, 2021 and December 31, 2020. No customer exceeded 10% of total revenue in any of the three and nine-month periods ended September 30, 2021 and 2020.

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

The following tables present information about capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized software development costs	2021	2020	2021	2020
Capitalized	$1,886	$2,627	$5,625	$9,199
Amortized	$2,268	$2,032	$6,589	$5,278

Capitalized software development costs	As of September 30, 2021	As of December 31, 2020
Net book value	$16,978	$17,942

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

Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted ASU No. 2019-12. “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The purpose of this ASU is to simplify various aspects related to accounting for income taxes, eliminate certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplify when companies recognize deferred taxes in an interim period, and clarify certain aspects of the current guidance to promote consistent application. ASU No. 2019-12 had no impact on the Company’s consolidated financial statements.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2021	2020	2021	2020
Restricted stock units	3,642,298	2,686,057	3,642,298	2,686,057
Stock options	97,553	122,178	97,553	122,178
Convertible senior notes	2,277,017	4,161,182	2,277,017	4,161,182
Conversion of preferred stock	5,333,334	5,333,334	5,333,334	5,333,334
Employee Stock Purchase Plan	4,051	3,117	4,051	3,117
Total anti-dilutive common share equivalents	11,354,253	12,305,868	11,354,253	12,305,868

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(18,054)	$(4,396)	$(35,171)	$(27,394)
Preferred dividends	(1,600)	(1,600)	(4,800)	(2,062)
Net loss attributable to common stockholders	$(19,654)	$(5,996)	$(39,971)	$(29,456)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,354,624	32,263,876	32,978,394	32,320,201
Net loss per common share, basic and diluted	$(0.59)	$(0.19)	$(1.21)	$(0.91)

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

	September 30, 2021
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$10,122	$—	$—	$10,122
Total assets	$10,122	$—	$—	$10,122

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market mutual funds(1)	$87,224	$—	$—	$87,224
Total assets	$87,224	$—	$—	$87,224

________________

(1)

Money market mutual funds are classified as cash equivalents in the Company’s unaudited consolidated balance sheets, as short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase. The Company’s cash equivalent money market funds have carrying values that approximate fair value.

5. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds, and are classified as held-to-maturity. All marketable securities had contractual maturities of less than one year as of September 30, 2021 and December 31, 2020. The following tables present information about the Company’s marketable securities by major security type.

	As of September 30, 2021
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$8,615	$-	$8,615	$-	$(3)	$8,612
Financial	71,041	-	71,041	-	(4)	71,037
Utility	2,243	-	2,243	-	-	2,243
Total	$81,899	$-	$81,899	$-	$(7)	$81,892

	As of December 31, 2020
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$8,993	$-	$8,993	$-	$-	$8,993
Financial	55,943	-	55,943	-	(5)	55,938
Government	30,149	-	30,149	6	-	30,155
Total	$95,085	$-	$95,085	$6	$(5)	$95,086

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

6. Accounts Receivable, net

Accounts receivable, net include:

	As of September 30, 2021	As of December 31, 2020
Accounts receivable	$23,547	$26,791
Less: Allowance for doubtful accounts	(192)	(200)
Less: Allowance for returns	(2,987)	(4,351)
Total accounts receivable, net	$20,368	$22,240

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

	Nine Months Ended September 30,
Allowance for doubtful accounts	2021	2020
Beginning of period	$200	$155
Provision for credit losses	18	187
Write-offs and recoveries	(26)	(44)
End of period	$192	$298

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

As of September 30, 2021, the Notes were not convertible.

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

During the three months ended September 30, 2021, the Company repurchased Notes with an aggregate principal amount of $100,181 and carrying value of $87,592, including accrued interest. The Company paid $98,678 in cash of which $95,113, including broker fees, was allocated to the liability component of the Notes and $3,566 was allocated to the equity component and recorded as an adjustment to additional paid-in capital.  The Company recognized a loss on the extinguishment of the liability in the amount of $7,520, including $501 of broker fees, that is presented separately in other income (expense) in the unaudited consolidated statements of operations and comprehensive loss.

During the three months ended September 30, 2020, the Company repurchased Notes with an aggregate principal amount of $18,750 and carrying value of $15,346. The Company paid $14,619 in cash of which $14,207 was allocated to the liability component of the Notes and $412 was allocated to the equity component and recorded as an adjustment to additional paid-in capital.  The Company recognized a gain on the extinguishment of the liability in the amount of $1,139 that is presented separately in other income (expense) in the unaudited consolidated statements of operations and comprehensive loss.

The Notes consist of the following:

	As of
	September 30, 2021	December 31, 2020
Liability component:
Principal	$121,069	$221,250
Less: Debt discount, net of amortization	(15,432)	(36,942)
Net carrying amount	$105,637	$184,308
Equity component (a)	52,973	56,539
(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest expense	2021	2020	2021	2020
1.25% coupon	$656	$750	$2,039	$2,250
Amortization of debt discount and transaction costs	2,811	2,940	8,591	8,834
Total	$3,467	$3,690	$10,630	$11,084

As of September 30, 2021, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity) were as follows:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$114,224	$105,637	$192,587	$184,308

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

In connection with the repurchase of the Notes described above, the Company terminated a portion of the capped call transactions which resulted in $98 of cash payments to the Company during the three months ended September 30, 2021, which were recorded in additional paid-in capital. During the three months ended September 30, 2020, an immaterial amount of payments to the Company in cash was made to the Company in connection with termination of capped calls and was recorded in addition paid-in capital.

Based on the closing price of our common stock of $11.10 on September 30, 2021, the last trading day of the quarter, the if-converted value of the Notes was less than the principal amount.

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

The credit facility requires the Company to maintain a Consolidated Adjusted Quick Ratio (“AQR”) of (i) Consolidated Quick Assets to (ii) Consolidated Current Liabilities minus the current portion of Deferred Revenue of at least 1.25 to 1.00 as of the last day of any fiscal quarter, and, if the AQR is less than 2.00 to 1.00, a Minimum Consolidated EBITDA of at least $1.00 for any such fiscal quarter calculated on a trailing 12-month basis. The Company also has agreed to fiscal year dollar limits on its capital expenditures. If an event of default occurs, the lender would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

There were no amounts outstanding under the Company’s revolving line of credit as of September 30, 2021 and December 31, 2020. The amount available to borrow was $50,000 and the interest rate was 2.75% as of September 30, 2021. No amounts were borrowed or repaid under the credit facility during the nine months ended September 30, 2021. The Company borrowed and repaid $10,000 under the credit facility during the nine months ended September 30, 2020.

9. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Nine Months Ended September 30, 2021
Financing cash flows from finance leases	$3,902
Operating cash flows from finance leases	$2,598
Operating cash flows from operating leases	$362
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$478
Operating lease liabilities	$-

As of September 30, 2021, the Company had no additional significant operating or finance leases that had not yet commenced.

In April 2021, the Company entered into a non-cancellable sublease agreement for part of one building on its headquarters campus. The sublease term expires May 31, 2028 and may be renewed at the option of the sublessee through November 30, 2031. Because market conditions and value have declined since the Company entered into its lease, in part due to the COVID-19 pandemic, payments to the Company under the sublease are less than its current obligation for the asset. Accordingly, the Company recorded an impairment loss of the financing lease ROU asset of $4,003 based on the excess of the carrying amount over the calculated fair value of the sublease. This impairment expense was included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the period ended September 30, 2021.

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

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of September 30, 2021, the Company had paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

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

The Company may, at its option, redeem the outstanding shares of the Preferred Stock following the fourth anniversary of its issuance. Redemption by the Company is subject to certain liquidity conditions as well as conditions connected with the trading price of its common stock. Upon redemption by the Company, the Company will pay the holder of the Preferred Stock 105% of the initial stated value of such share plus any increase in the stated value from the initial stated value plus accumulated and unpaid Regular Dividends. If the Company undergoes a change of control as defined in the purchase agreement, the Company must redeem all of the then-outstanding shares of the Preferred Stock for cash consideration equal to the greater of the amount due for redemption as described above and the amount such holder of shares of the Preferred Stock would have received in respect of the number of shares of the Common Stock that would be issuable upon conversion of such share of the Preferred Stock.

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

11. Stock-based Compensation

Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted 2,117,832 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $28,376. These RSUs generally vest in equal annual installments over various periods ranging from one to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is approximately 3.9 years from the date of grant.

The Company granted 699,504 performance RSUs with an aggregate grant date fair value of $9,693 during the nine months ended September 30, 2021. The aggregate grant date fair value of the performance RSUs assuming target achievement was $7,349. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2021, and vesting will then occur in equal annual installments over various periods ranging from less than one year to up to four years from the grant date. The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 3.2 years from the date of grant.

In May 2021, the Company granted 106,640 performance RSUs with an aggregate derived fair value of $1,069. The performance RSUs vest in a single installment if the Company’s closing stock price is at least $23.00 for a period of 20 consecutive trading days occurring after the second anniversary of the grant and prior to the fifth anniversary of the grant. If this price-based requirement is met before the third anniversary of the grant date, then the performance RSUs will vest on the third anniversary of the grant date subject to continued service to the Company. If this price-based requirement is met after the third anniversary but prior to the fifth anniversary of the grant date, then the performance RSUs will vest on the date the price requirement is met subject to continued service to the Company. The Company will amortize the aggregate derived fair value of the stock subject to the performance RSUs on a straight-line basis over the derived service period of 2.3 years from the date of grant.

12. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At September 30, 2021, the Company had reserved a total of 10,955,374 of its authorized 95,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	97,553
Restricted stock units	3,642,298
Available for future issuance under stock award plans	1,792,492
Available for future issuance under ESPP	89,697
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	10,955,374

At the Company’s annual meeting of stockholders held in June 2021, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended to increase the total number of authorized shares of common stock reserved for issuance thereunder from 50,000,000 to 95,000,000 shares.

13. Revenue

Disaggregation of Revenue

The following tables provide information about disaggregation of revenue by service line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service line:
Subscription	$44,790	$44,989	$134,716	$134,759
Platform	6,157	5,606	19,801	17,739
Total software services	$50,947	$50,595	$154,517	$152,498
Professional services	11,079	12,988	33,476	39,413
Total	$62,026	$63,583	$187,993	$191,911

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Nine Months Ended September 30, 2021
Contract assets	$15,105	$7,076
Contract liabilities:
Deferred revenue	$32,204	$28,764

Nine Months Ended September 30, 2020
Contract assets	$16,685	$6,792
Contract liabilities:
Deferred revenue	$38,508	$32,782

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the nine months ended September 30, 2021 and 2020.

During the three and nine months ended September 30, 2021, there were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three and nine months ended September 30, 2021 that was included in the deferred revenue balance at the beginning of the period was $12,735 and $26,677, respectively.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods of $609 and $2,713 during the three and nine months ended September 30, 2021, respectively.

Performance Obligations

As of September 30, 2021, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $255,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

14. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2021 was less than one percent, primarily as a result of estimated tax losses for the fiscal year-to-date offset by the increase in the valuation allowance in the net operating loss carryforwards. Current tax expense relates to estimated state income taxes and indefinite life intangibles. The limitation on the utilization of net operating losses in the indefinite life period is limited to 80% of taxable income because of provisions in the Tax Cuts and Jobs Act.

15. Segments and Geographic Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

16. Related Parties

Series A Preferred Stock

As described in Note 10, the Company sold 1,777,778 shares of Preferred Stock to an entity whose Chief Executive Officer is a member of the Company’s Board of Directors. The Company paid dividends of $1,600 to the Buyer in each of the three months ended September 30, 2021 and 2020, and $4,800 and $2,062 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company paid management oversight fees of $129 to the Buyer for the three months ended September 30, 2020, and $186 and $129 to the Buyer for the nine months ended September 30, 2021 and 2020, respectively. There were no management oversight fees paid in the three months ended September 30, 2021. Management oversight fees due to the Buyer were $50 as of September 30, 2021 and were recorded in “Accrued expenses”. There were no management oversight fees due to the Buyer as of December 31, 2020. In connection with this transaction, the Company reimbursed the Buyer $150 for fees incurred in closing the sale of the Preferred Stock in June 2020. The significant terms of the Preferred Stock are described in Note 10.

Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities affiliated with a significant stockholder who was a former executive and Company director. In June 2021, the stockholder resigned as a director and the Company eliminated the office of the executive chairman. As a result, as of July 1, 2021, the Company no longer considers these entities to be related parties. The Company’s headquarter campus building leases are accounted for as financing lease ROU assets and lease liabilities on the Consolidated Balance Sheet as of September 30, 2021. The lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases. For the period January 1, 2021 to June 30, 2021, payments under these agreements were $1,241. Payments under these agreements were $2,594 and $12,525 for the three and nine months ended September 30, 2020, respectively. In March 2020, the Company prepaid rent in the amount of $3,993 for periods during the first half of 2021, representing an approximately 17% discount on the amounts due. Other amounts due to these former related parties were $667 as of December 31, 2020, and were recorded in “Accrued expenses”.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by a significant stockholder who was also a former executive and Company director. In June 2021, the stockholder resigned as a director and the Company eliminated the office of the executive chairman. As a result, as of July 1, 2021, the Company no longer considers these companies to be related parties. The companies provided construction project management services, private air transportation and other services. For the period January 1, 2021 to June 30, 2021, expenses related to these companies were $37. There were no expenses related to these companies for the three months ended September 30, 2020. For the nine months ended September 30, 2020, expenses related to these companies were $127. Amounts due to these former related parties were de minimus as of December 31, 2020.

17. Subsequent Events

Leasing Arrangements

Effective October 1, 2021, monthly payments related to a certain building lease on the Company’s headquarters campus were reduced by a total of $4,358 over the remaining lease term ended December 31, 2031. The Company is currently evaluating the impact of this lease modification on its consolidated financial statements.

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

The Benefitfocus Platform has a multi-tenant architecture and a user-friendly interface designed for employees to access all of their benefits in one place. Our comprehensive solutions support medical benefit plans and non-medical benefits, such as, dental, life, disability insurance, income protection, pet insurance, digital health and financial wellness. Our platform includes functionality designed to help consumers identify and evaluate benefit options available to them. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, interest in the Benefitfocus Platform is growing.

Our economic model includes a transaction-oriented solution, known as our Benefit Catalog, that aligns brokers, carriers and suppliers around the needs of employers and employees. In this model, Benefit Catalog sellers, who are carriers and suppliers, offer their voluntary and specialty benefit products in a “marketplace” alongside the benefits enrollment platform. This marketplace is designed to increase the economic value of the employee and consumer lives on our platform by aligning Benefit Catalog products to consumer needs. In exchange for Benefitfocus delivering employee/consumer access, data-driven analysis and operational efficiencies, seller partners pay us a percentage of the purchases completed on our platform. Carrier agreements generally have terms of two to four years and are typically cancellable upon breach of contract or insolvency. Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

We classify our revenue into three streams – subscription, platform, and professional services revenue. Subscription and platform revenue are combined and reported as software services revenue.

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 72% and 71% of our total revenue during the three-month period ended September 30, 2021 and 2020, respectively, and approximately 72% and 70% of our total revenue during the nine-month period ended September 30, 2021 and 2020, respectively.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 10% and 9% of our total revenue during the three-month period ended September 30, 2021 and 2020, respectively, and approximately 11% and 9% of our total revenue during the nine-month period ended September 30, 2021 and 2020, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 18% and 20% of our total revenue during the three-month period ended September 30, 2021 and 2020, respectively, and approximately 18% and 21% of our total revenue during the nine-month period ended September 30, 2021 and 2020, respectively.

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

We believe that there is a substantial market for our services, and we have been investing in our services to further enhance and expand our offerings over the past several years. We continue to invest in technology and services to better serve our customers, which we believe are an important source of growth for our business. Through a best-in-class enrollment experience, as well as modernizing our enrollment platform, we believe we will drive better customer retention. As we have invested in growth, we have had operating losses in each of the last ten years. Although our operating results have improved, we could incur operating losses in future periods. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and our hybrid subscription and transaction-based financial model, we believe that our current investment in growth should lead to increased revenue in the long-term, which may allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

During the initial peak of the COVID-19 pandemic in the second quarter of 2020, we experienced sales delays as HR professionals and health plan administrators shifted their focus to other priorities and challenges their businesses face as a result of the pandemic. We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy in the long-term. Therefore, we did not consider the COVID-19 pandemic to have been a triggering event to accelerate our annual impairments tests.

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

The impact that the evolving COVID-19 pandemic will have on our consolidated financial statements for the remainder of 2021 and beyond continues to remain uncertain and ultimately will be determined by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

While the ultimate impact of the pandemic on our business and financial results remains uncertain, our business has been particularly impacted by new sales. The longer sales cycles we experienced and slowdown in new sales activity in 2020 and the first half of 2021 negatively impacted growth in subscription revenue and platform revenue from new business in 2021. Demand from our health plan customers has not returned to pre-pandemic levels, noting health plan administrators are burdened with competing priorities, as well as redirecting spend on initiatives such as individual marketplaces instead of group enrollment where we are focused today. Additionally, we’ve experienced higher seasonal contract labor costs.

However, as a result of the nature of our customer relationships, the stability of our subscription revenue, the cost restructuring actions taken in the second quarter of 2020 as well as the first and second quarters of 2021, and our ongoing investments in automation, we believe we will continue to generate cash flows from operations in the relatively near future. Of course, our ability to generate cash flows from operations is subject to many risks and factors beyond our control.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(18,054)	$(4,396)	$(35,171)	$(27,394)
Depreciation	3,615	3,774	10,682	11,496
Amortization of software development costs	2,268	2,032	6,589	5,278
Amortization of acquired intangible assets	568	568	1,705	1,705
Interest income	(52)	(40)	(163)	(563)
Interest expense	5,556	5,771	16,757	17,524
Income tax expense	42	6	125	17
Stock-based compensation expense	4,595	3,859	10,494	10,859
Transaction and acquisition-related costs expensed	80	18	240	425
Restructuring costs	-	-	4,127	5,616
Impairment of long-lived assets	-	-	4,003	-
Loss (gain) on repurchase of convertible senior notes	7,520	(1,138)	7,520	(1,138)
Costs not core to our business	542	-	4,140	-
Total net adjustments	24,734	14,850	66,219	51,219
Adjusted EBITDA	$6,680	$10,454	$31,048	$23,825

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

	As of September 30,
	2021	2020
	(in millions)
Net benefit eligible lives	16.0	18.2

As previously disclosed, in the second quarter of 2021, we terminated our relationship with Shipt, Inc., which decreased the number of net benefit eligible lives in the second quarter of 2021 by approximately 1.9 million, all of which were freelancers. Freelancers generate only platform revenue by purchasing voluntary benefits and other offerings. The participation rate of freelancers on our platform was historically low and had minimum impact to revenue. As of September 30, 2021, there were no freelancers on our platform. Excluding Shipt’s participation in the prior period, net benefit eligible lives were down slightly compared to the prior period. This downward trend is expected to continue for the year primarily driven by lower levels of renewals with certain health plans.

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

Our software services revenue retention rate was greater than 95% for the three and nine months ended September 30, 2021, and greater than 90% for both the three and nine months ended September 30, 2020. The lower retention rates in the prior year are primarily the result of the impact on revenue from the renegotiation of a certain customer contract. Excluding this customer, our software revenue retention rate exceeded 95% for all periods. We expect our software revenue retention rate for the full year to continue at or near current rates.

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

The following table sets forth a breakdown of our revenue between software services and professional services for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription	$44,790	$44,989	$134,716	$134,759
Platform	6,157	5,606	19,801	17,739
Total software services	$50,947	$50,595	$154,517	$152,498
Professional services	11,079	12,988	33,476	39,413
Total revenue	$62,026	$63,583	$187,993	$191,911

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

Platform Revenue

Platform revenue is generated from the value of the policies or products enrolled in through our marketplace. Platform revenue from carriers is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions.  Revenue from insurance broker commissions and Benefit Catalog supplier transactions is recognized at the point when the orders for the policies are received and transferred to the insurance carrier or supplier and is reduced by constraints for variable consideration associated with collectability, policy cancellation and termination risks.

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

Cost of Revenue

Cost of revenue primarily consists of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation, for employees, whom we refer to as associates, providing services to our customers and supporting our software platform infrastructure. Additional expenses in cost of revenue include co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, professional fees, amortization expenses associated with acquired intangibles and capitalized internally developed software costs, allocated overhead, and other direct costs.

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

Restructuring costs.  Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services. During the nine months ended September 30, 2021, we incurred restructuring costs associated with eliminating certain positions in the organization.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility. During the third quarter of 2021, we repurchased outstanding senior convertible notes which resulted in a loss. During the third quarter of 2020, we repurchased outstanding senior convertible notes which resulted in a gain.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three and nine months ended September 30, 2021 and 2020.

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

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$62,026	$63,583	$187,993	$191,911
Cost of revenue(1)	31,247	30,113	87,870	94,422
Gross profit	30,779	33,470	100,123	97,489
Operating expenses:
Sales and marketing(1)	12,669	12,405	34,481	39,863
Research and development(1)	11,062	11,439	32,997	34,252
General and administrative(1)	12,156	9,424	39,592	29,320
Restructuring costs	–	–	4,127	5,616
Total operating expenses	35,887	33,268	111,197	109,051
(Loss) income from operations	(5,108)	202	(11,074)	(11,562)
Other income (expense):
Interest income	52	40	163	563
Interest expense	(5,556)	(5,771)	(16,757)	(17,524)
(Loss) gain on repurchase of convertible senior notes	(7,520)	1,138	(7,520)	1,138
Other income	120	1	142	8
Total other expense, net	(12,904)	(4,592)	(23,972)	(15,815)
Loss before income taxes	(18,012)	(4,390)	(35,046)	(27,377)
Income tax expense	42	6	125	17
Net loss	$(18,054)	$(4,396)	$(35,171)	$(27,394)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$511	$1,304	$1,475	$2,604
Sales and marketing	963	766	2,470	2,240
Research and development	589	785	1,210	1,717
General and administrative	2,532	1,004	5,339	4,298

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue(1)):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.4	47.4	46.7	49.2
Gross profit	49.6	52.6	53.3	50.8
Operating expenses:
Sales and marketing	20.4	19.5	18.3	20.8
Research and development	17.8	18.0	17.6	17.8
General and administrative	19.6	14.8	21.1	15.3
Restructuring costs	-	-	2.2	2.9
Total operating expenses	57.9	52.3	59.1	56.8
(Loss) income from operations	(8.2)	0.3	(5.9)	(6.0)
Other income (expense):
Interest income	0.1	0.1	0.1	0.3
Interest expense	(9.0)	(9.1)	(8.9)	(9.1)
(Loss) gain on repurchase of convertible senior notes	(12.1)	1.8	(4.0)	0.6
Other income	0.2	-	0.1	-
Total other expense, net	(20.8)	(7.2)	(12.8)	(8.2)
Loss before income taxes	(29.0)	(6.9)	(18.6)	(14.3)
Income tax expense	0.1	-	0.1	-
Net loss	(29.1)%	(6.9)%	(18.7)%	(14.3)%

(1)	Rounding may impact the summation of amounts.

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$44,790	72.2%	$44,989	70.8%	$(199)	(0.4)%
Platform	6,157	9.9	5,606	8.8	551	9.8
Total software services	$50,947	82.1%	$50,595	79.6%	$352	0.7%
Professional services	11,079	17.9	12,988	20.4	(1,909)	(14.7)
Total revenue	$62,026	100.0%	$63,583	100.0%	$(1,557)	(2.4)%

(1)	Rounding may impact the summation of amounts.

Subscription revenue remained relatively flat year over year. The slight decrease of $0.2 million was primarily driven by the renegotiation of a certain customer contract.

Platform revenue increased $0.6 million primarily due to increased volume on the platform and new products from Benefit Catalog primarily from insurance carriers and specialty products recognized over the policy period.

Professional services revenue decreased $1.9 million, primarily due to continued lower levels of demand from custom requests from health plan customers.

Cost of Revenue

	Three Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$31,247	50.4%	$30,113	47.4%	$1,134	3.8%

The increase in cost of revenue was attributable to increased computer infrastructure costs of $1.0 million, seasonal contract labor of $0.4 million, and depreciation expense of $0.2 million attributable to higher amortization of capitalized internally developed software costs in prior periods. These increases were partially offset by decreases in stock-based compensation and other personnel-related costs of $0.8 million due to headcount reductions. Cost of revenue included $0.5 million and $1.3 million of stock-based compensation expense for the three-month periods ended September 30, 2021 and 2020, respectively and $5.0 million and $4.8 million of depreciation and amortization for the three-month periods ended September 30, 2021 and 2020, respectively.

Gross Profit

	Three Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$32,163	63.1%	$32,477	64.2%	$(314)	(1.0)%
Professional services	(1,384)	(12.5)	993	7.6	(2,377)	(239.4)
Gross profit	$30,779	49.6	$33,470	52.6	$(2,691)	(8.0)

The decrease in software services gross profit was driven by an $0.4 million, or 0.7% increase in software services revenue that was more than offset by an increase in cost of revenue of $0.7 million. The increase in the software services cost of revenue was driven by $0.9 million in higher data storage costs and third-party software costs including the costs to terminate a software license contract, as well as $0.2 million in increased depreciation expense partially offset by decreased salary and personnel-related costs and professional services totaling $0.5 million. Software services cost of revenue included $0.3 million and $0.7 million of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and $4.0 million of depreciation and amortization for the three months ended September 30, 2021 and 2020, respectively.

The decrease in professional services gross profit was driven by a $1.9 million, or 14.7% decrease in professional services revenue and an increase in professional services cost of revenue of $0.5 million. The increase in professional services cost of revenue is primarily attributable to increases in seasonal contract labor wages partially offset by decreases in salary and personnel-related costs. Professional services cost of revenue included approximately $0.2 million and $0.6 million of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. In addition, professional services cost of revenue included $0.8 million of depreciation and amortization in both of the three-month periods ended September 30, 2021 and 2020.

Operating Expenses

	Three Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$12,669	20.4%	$12,405	19.5%	$264	2.1%
Research and development	11,062	17.8	11,439	18.0	(377)	(3.3)
General and administrative	12,156	19.6	9,424	14.8	2,732	29.0

The $0.3 million increase in sales and marketing expense was primarily attributable to increases in marketing events, travel and advertising costs as a result of a return to live in-person events in the third quarter 2021.

The decrease in research and development expense is primarily attributable to a decrease in personnel-related costs and external development and engineering consulting of $1.4 million offset by a decrease of $0.7 million in capitalized internally developed software costs and a $0.3 million increase in third-party software costs.

The increase in general and administrative expense was primarily attributable to $1.5 million in non-cash stock-based compensation expense, $0.8 million in professional fees primarily related to costs incurred associated with securities class action, $0.8 million in salary and personnel-related costs and contract labor, partially offset by reduced professional fees of $0.4 million.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$134,716	71.7%	$134,759	70.2%	$(43)	(0.0)%
Platform	19,801	10.5	17,739	9.2	2,062	11.6
Total software services	$154,517	82.2%	$152,498	79.5%	$2,019	1.3%
Professional services	33,476	17.8	39,413	20.5	(5,937)	(15.1)
Total revenue	$187,993	100.0%	$191,911	100.0%	$(3,918)	(2.0)%

(1)	Rounding may impact the summation of amounts.

Subscription revenue was flat year over year. While we experienced improvements in returns and allowances over the prior period, those improvements were offset by the impact of the renegotiation of a certain customer contract.

Platform revenue increased from growth in premiums, additional volume on the platform and new products from Benefit Catalog primarily from insurance carriers and specialty products recognized over the policy period. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers and specialty products over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was attributable to a decrease in implementation revenue and lower levels of demand from custom requests from health plan customers.

We expect total revenue to continue to be less in 2021 compared to 2020 primarily due to the effects of lower revenues associated with our health plan customers, primarily in professional services due to lower levels of demand for custom requests from health plan customers and due to the impacts of the COVID-19 pandemic, including a slowed sales cycle in 2020. As previously discussed, we experienced longer sales cycles in 2020 and a slowdown in new sales activity which will negatively impact subscription and platform revenue in future periods. Additionally, we expect revenue from health plan customers to continue to decline in 2021 as some customers might renew their agreements with a lower minimum number of covered employees.

Cost of Revenue

	Nine Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$87,870	46.7%	$94,422	49.2%	$(6,552)	(6.9)%

The decrease in cost of revenue was attributable to decreases in salaries, stock-based compensation and other personnel-related costs of $7.2 million, costs related to professional services of $1.3 million, and travel-related expenses of $0.2 million as a result of our restructuring actions. These decreases were partially offset by increased depreciation expense of $1.0 million attributable to an increase in depreciation of capitalized internally developed software costs and $1.2 million in product and computer infrastructure costs. Cost of revenue included $1.5 million and $2.6 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively, and $14.7 million and $13.7 million of depreciation and amortization for the nine months ended September 30, 2021 and 2020, respectively.

Gross Profit

	Nine Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$100,245	64.9%	$96,413	63.2%	$3,832	4.0%
Professional services	(122)	(0.4)	1,076	2.7	(1,198)	(111.3)
Gross profit	$100,123	53.3	$97,489	50.8	$2,634	2.7

The increase in software services gross profit was driven by a $2.0 million, or 1.3%, increase in software services revenue and a decrease in software services cost of revenue of $1.8 million. The decrease in software services cost of revenue was driven by decreased salary and personnel-related costs and professional services of $4.6 million offset by a $1.3 million increase in amortization of capitalized internally developed software and $1.5 million in higher data storage costs and third-party software costs including the costs to terminate a software license contract. Software services cost of revenue included $0.8 million and $1.5 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively, and $12.4 million and $11.3 million of depreciation and amortization for the nine months ended September 30, 2021 and 2020, respectively.

The decrease in professional services gross profit was driven by a $5.9 million, or 15.1%, decrease in professional services revenue partially offset by a decrease in professional services cost of revenue of $4.7 million. The decrease in the professional services costs of revenue was attributed to reducing our cost structure to align with the decrease in demand for professional services including decreases in salary and personnel-related costs due to headcount reductions and decreased use of seasonal contract labor. Professional services cost of revenue included $0.7 million and $1.1 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively. In addition, professional services cost of revenue included $2.3 million and $2.5 million of depreciation and amortization in the nine months ended September 30, 2021 and 2020, respectively.

We expect professional services margins on an annual basis to be lower than the prior year due to fewer large implementation projects and increased labor costs associated with our seasonal contract labor, slightly offset by shifting to higher margin professional services work.

Operating Expenses

	Nine Months Ended September 30,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$34,481	18.3%	$39,863	20.8%	$(5,382)	(13.5)%
Research and development	32,997	17.6	34,252	17.8	(1,255)	(3.7)
General and administrative	39,592	21.1	29,320	15.3	10,272	35.0
Restructuring costs	4,127	2.2	5,616	2.9	(1,489)	(26.5)

The decrease in sales and marketing expense was primarily attributable to a $4.4 million decrease in salaries and personnel-related costs, including professional fees, a $0.5 million decrease in travel-related costs, and a $0.4 million decrease in the cost of marketing events and advertising expense resulting from of our restructuring actions. These decreases were partially offset by an $0.6 million increase in commissions expense. The decrease in salaries and personnel-related costs was primarily driven by decreased headcount. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part because of lower costs incurred with our annual user conference, One Place, which was planned as a digital event in the current year compared to the prior year when it was planned as an in-person event.

The decrease in research and development expense is primarily attributable to a decrease in personnel-related costs and external development and engineering consulting of $5.4 million resulting from our restructuring actions, partially offset by a $3.6 million decrease in capitalized internally developed software costs.

The increase in general and administrative expense was primarily attributable to a $4.0 million impairment charge related to a sublease of part of one our leased buildings on our headquarter campus and a $7.2 million increase in professional fees primarily related to costs incurred associated with activist shareholder matters, securities class action and executive employment agreement legal defense partially offset by a $0.4 million decrease in salaries and personnel-related costs and a $0.3 million decrease in travel-related costs.

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

During the nine months ended September 30, 2021, there were no material changes to our accounting policies that are critical to the process of making significant judgements and estimates in the preparation of our consolidated financial statements, which are disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, our primary sources of liquidity were our cash and cash equivalents and marketable securities totaling $94.5 million, $20.4 million in accounts receivables, net of allowances, and our $50.0 million revolving line of credit, the terms of which are described in Note 8 to the financial statements included in this report.

Our cash flow from operations has improved in recent years and was positive for the nine months ended September 30, 2021, and the year ended December 31, 2020. Cash flow from operations may fluctuate between positive and negative due to the timing of payments and collections of cash on both a quarterly and annual basis. Net cash outflows from investing and financing activities for the nine months ended September 30, 2021 were used to repurchase convertible senior notes with an aggregate principal amount of $100.2 million, thereby improving the Company’s capital structure.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

There have been no material changes to our operating and capital expenditure requirements and contractual obligations during the nine-months ending September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It will be effective for the Company beginning January 1, 2022. This ASU permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements but anticipates that it will result in a reduction in non-cash interest expense related to its convertible senior notes.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At September 30, 2021, we had no amounts outstanding under the revolving line of credit.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2021 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2021.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K, as amended for the period ended December 31, 2020, on March 2, 2021, Benefitfocus, Inc., The Goldman Sachs Group, Inc., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., GS Capital Partners VI GMBH & Co. KG, Mercer LLC, Marsh & McLennan Companies, Inc., Mercer Consulting Group, Inc., Mason R. Holland, Jr., Raymond A. August, Jonathon E. Dussault, Douglas A. Dennerline, Joseph P. DiSabato, A. Lanham Napier, Francis J. Pelzer V, Stephen M. Swad, Ana M. White, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Piper Jaffray & Co., Raymond James & Associates, Inc., Wedbush Securities, Inc., and First Analysis Securities Corporation were named as defendants in a purported class-action lawsuit filed by the City of Pittsburgh Comprehensive Municipal Pension Trust Fund in the Supreme Court of the State of New York, County of New York. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our secondary public offering commenced on or about March 1, 2019. The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our commercial relationships and failing to disclose certain material adverse facts, trends or uncertainties or significant risks that made the secondary public offering speculative and risky. The amended complaint seeks rescission or rescissory damages and compensatory damages, costs and fees incurred in the action.

On September 28, 2021, our Motion to Dismiss was denied. On October 5, 2021, we filed a notice of appeal. We do not believe the complaint has merit and plan to vigorously contest and defend against the complaint.

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

Date: November 4, 2021

Benefitfocus, Inc.

By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer
(Principal financial and accounting officer)