Form 10-K
period 2021-12-31
Benefitfocus, Inc.
filed 2022-03-04
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2021 (based on the closing sale price of $14.10 on that date), was approximately $382,868,975. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 1, 2022 was 33,516,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Benefitfocus, Inc.

Form 10-K

For Year Ended December 31, 2021

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; risks associated with acquisitions; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain and hire necessary associates and temporary staff and appropriately manage our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Risks Related to Our Business

•	We have had a history of losses, and we might not be able to achieve or sustain profitability;
•	Our quarterly operating results have fluctuated in the past and might continue to fluctuate causing the value of our common stock to decline substantially;
•	Downturns or upturns in sales are not immediately reflected in full in our operating results;
•	The COVID-19 pandemic could have an adverse impact on our business and the duration and extent to which the pandemic will impact our future financial performance remains uncertain;
•	Our business could be negatively affected as a result of the actions of activist stockholders;
•	We depend on our senior management team, and the loss of one or more key associates or an inability to attract and retain highly skilled associates could adversely affect our business;
•	We operate in a highly competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed;
•	The market for our products and services is immature and volatile, and if it does not develop or if it develops more slowly than we expect, the growth of our business will be harmed;
•	The software as a service (“SaaS”) pricing model is evolving and our failure to manage its evolution and demand could lead to lower than expected revenue and profit;
•	If we do not continue to innovate and provide products and services, we might not remain competitive, and our revenue and operating results could suffer;
•	If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected;
•	A significant amount of our revenue is derived from our largest customers, and any reduction in revenue from any of these customers would reduce our revenue and net income;
•	Consolidation among our customers and within the IT and healthcare industries may negatively impact our operating results;
•	Economic or geopolitical uncertainties, including tensions in Ukraine, or downturns in the general economy or the industries in which our customers operate could affect the demand for our solutions;
•	Our growth depends in part on the success of our strategic relationships with third parties;
•

If the number of individuals covered by our employer and health plan customers decreases or the number of products or services to which our employer and health plan customers subscribe or their employees purchase decreases, our revenue will decrease;

•	Failure to manage our continued growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy;
•	If we are unable to rely on temporary staff during peak enrollment period, our business might suffer;
•	If we fail to maintain awareness of our brand cost-effectively, our business might suffer;
•	We might not be able to utilize a significant portion of our net operating loss or other tax credit carryforwards, which could adversely affect our profitability;
•	We might be unable to adequately protect, and we might incur significant costs in enforcing, our intellectual property and other proprietary rights;
•	Any litigation could be costly and time-consuming to defend;
•	Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock; and
•	Future sales to customers outside the United States or with international operations might expose us to risks inherent in international sales which, if realized, could adversely affect our business.

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

•

Interruptions or delays in migrating our service from third-party data center hosting facilities to cloud computing and hosting providers could impair the delivery of our services and harm our business; and

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
•

Provisions in our restated certificate of incorporation, as amended, and amended and restated bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Item 1. Business.

Overview

Benefitfocus is an industry-leading, cloud-based benefits administration technology company serving employers and health plans. We help organizations simplify the complexity of benefits administration while engaging people in the right healthcare and benefit programs for them and their families. We also deliver insights to employers, health plans and their advisors to help maximize returns on their healthcare investment; and our services help reduce administrative burden and costs for organizations.

Benefitfocus solutions are based on a multi-tenant architecture and has a user-friendly interface designed for people to access all of their benefits in one place. Our comprehensive one-to-many model supports a broad line-up of benefits including core medical benefit plans; ancillary benefits, such as, dental, life, disability insurance, mental health and financial wellness; and a full array of voluntary benefits. Our platform includes functionality designed to help consumers identify and evaluate benefit options available to them. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for Benefitfocus solutions is growing.

Employers use our solutions to streamline benefits processes and control costs, keep up with challenging and ever-changing regulatory requirements, and offer a greater variety of benefit options to attract, retain and motivate employees. The Benefitfocus Platform enables our employer customers to manage complex benefits processes, from enrollment to ongoing administration engagement. It provides their employees with a highly intuitive and personalized user interface for selecting and managing all of their benefits via mobile or desktop device.

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

Brokers use our platform to manage employer portfolios and individual clients. This includes delivering strategic, data-driven insights that improve their employer clients’ benefit experience while demonstrating greater value. In addition, brokers benefit from access to a larger set of relevant products and coverage for employers, which builds client goodwill and can often yield higher broker commissions and profits.

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

Our solution offering includes a robust voluntary benefit solution, known as Benefit Catalog . As the popularity of voluntary benefits has increased rapidly in the past few years, we designed a marketplace to provide brokers, carriers and employers with access to a best-in-class portfolio of benefit designs and options. This marketplace is designed to enable greater access to more benefit options so individual employees and consumers can design and select coverages that are most appropriate for their individual needs. Through this voluntary benefits solution, Benefitfocus delivers employee/consumer education and access, data-driven analysis and modeling tools and operational efficiencies. By driving additional value, Benefitfocus is able to collect carrier commissions and/or fees based on the volume of products and coverages purchased on our platform. Carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency. Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

Our hybrid software-as-a-service, or SaaS, and repeatable transaction-based model provides us visibility into our future operating results, which enhances our ability to manage our business. Our company was founded in 2000, and we currently employ approximately 1,100 associates, or employees.

Industry Background

The administration and distribution of benefits to employees is a mainstay of the U.S. economy. Providing these benefits is costly and complex and requires the exchange of data and information, application of rules, and transfer of funds among a wide variety of constituents, including consumers, employers, insurance carriers, suppliers, brokers, benefits outsourcers, payroll processors, and financial institutions. The size of the human resources (“HR”) benefits administration market and the value of benefits transacted are large. According to IBISWorld calculations, the market for HR benefits administration in the United States was $66.0 billion in 2021. Eastbridge Consulting Group estimates the U.S. in-force premiums were $46.3 billion in 2020 for employee-paid life, health and disability products sold at the worksite with premiums paid through payroll.

The variety and complexity of medical and non-medical benefits plans continues to grow. The Benefitfocus annual market research report, The State of Employee Benefits 2021, our most recent edition, indicates that a higher proportion of benefits offerings are shifting to high-deductible health plans coupled with health savings accounts. This added complexity places greater potential cost burden on employees and consumers and creates a greater need for employers to educate their workforces on becoming more informed health-care consumers. To help employees cover added cost burdens, employers are increasingly offering a wider range of non-medical benefits plans, such as critical illness, supplemental income and financial wellness programs, as well as traditional insurance offerings like dental, life and disability. Current point and legacy systems are inadequate to efficiently manage the complexity, regulation, and involvement of multiple parties. These systems are often incapable or inadequate in enabling the purchase of non-medical benefits. These factors are driving the need for an enterprise benefits management system and a consumer-focused platform to improve operational efficiency along the entire benefits value chain.

Employer Market

A significant and growing portion of employers’ costs is non-salary benefits, such as health insurance, that they provide to their employees. With healthcare and other premiums increasing, senior executives are prioritizing benefits administration in their organizations and searching for ways to contain costs without sacrificing benefits. In fact, according to the U.S. Department of Labor and Bureau of Labor Statistics, healthcare and other employee benefits accounted for 29.2% of all employee labor costs in December 2021. In addition, the expense burden continues to shift to employees. Employees’ contributions to premiums for health insurance have grown from approximately $318 per employee in 1999 to approximately $1,299 per employee in 2021. Employers recognize the importance of offering a greater variety of non-medical benefits as a means to attract, motivate, and retain employees. They must maintain relationships with multiple insurance carriers and many other benefits providers, placing a substantial administrative burden on their organizations.

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

Legacy HR systems were generally designed as extensions of enterprise resource planning (“ERP”), systems, built for back-office responsibilities like finance and accounting. As a result, these systems lack functionality and ease-of-use for employees. Many legacy HR systems were not designed to integrate with the broader benefits ecosystem, including brokers, carriers, and wellness providers, or have the ability to transact non-medical benefits. This results in expensive, error-prone, and incomplete experiences for employers and employees. Benefits outsourcers have attempted to compensate for the shortcomings of legacy HR systems, but they have generally lacked adequate technology solutions necessary to keep up with the rapidly evolving benefits landscape. As a result, employees are often not provided with the appropriate functionality and information required to select and manage their benefits effectively.

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

Governmental oversight, punctuated with the Patient Protection and Affordable Care Act (“PPACA” or “ACA”), has led to an increasingly dynamic regulatory framework under which health benefits are delivered, accessed and maintained. Despite efforts to repeal and/or reform part or all of PPACA, we expect digital transformation of healthcare benefits to continue in the form of public and private exchanges – online marketplaces that allow insurance carriers to compete directly for new members. We expect private exchanges will be less rigid, promoting both health and non-health benefits, with substantially fewer rules around the types of benefits offered. As medical insurance carriers continue to bolster their retail distribution capabilities, we believe they will require consolidation of technology solutions to improve operational efficiency and attract additional members through private exchanges.

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

Reduce cost and increase return on investment.    Our solutions automate the benefits management process and reduce the cost associated with clerical errors and covering ineligible employees and dependents. Our solutions also include advanced analytics and insights that enable employers and employees to quickly gather, report, and forecast benefit costs.

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

Expand our customer base.    We believe that our current customer base represents a small fraction of targeted users that could benefit from our benefit administration solutions. In order to reach new customers in our existing markets, we are methodically investing in our direct sales and marketing resources. In addition, we are extending our channel partnership strategies, including the development and expansion of existing relationships that foster organic growth opportunities through brokers and carrier partners.

Further develop our partner ecosystem.    We believe we have a large opportunity to efficiently grow our customer base through our strategic partners. To increase the number of consumers on our platform, we have established strong relationships with key participants in the benefits market, including, among others, SAP and SuccessFactors and other human capital management (“HCM”) providers, as well as being added to large broker preferred vendor panels.

Deepen our relationships with our existing customer base.    We firmly believe that service excellence is key to creating value for our customers, which allows us to deepen our relationship with customers. We are deepening our employer relationships by continuing to provide a growing list of additional solutions to manage increasingly complex benefits processes. We are expanding our customer relationships through the upsell of additional software products and the delivery of new and innovative solutions like Covid tracking capabilities and Rx Insights.

Extend our suite of applications and continue our technology leadership.    We are extending the number, range, and functionality of our benefits solutions. We have extended the functionality of our products through mobile solutions. We intend to continue our collaboration with customers and partners so we can respond quickly to evolving market needs with innovative capabilities that support our leadership position.

Facilitate the inclusion and integration of voluntary benefits.    We believe we have a significant opportunity to drive higher employer satisfaction via the delivery of Benefit Catalog products. As part of the process, we increase consumer education and engagement and facilitate the purchasing of Benefit Catalog products throughout an entire calendar year. We also believe that our current Benefit Catalog portfolio of products will grow in number as we continue to advance our multidimensional marketplace.

Target new markets.    We believe substantial demand for our solutions exists in markets and geographies beyond our current focus. We intend to leverage opportunities we believe will arise from the complexities of changing government regulation and increased enrollment impacting both Medicare and Medicaid.

Selectively pursue strategic acquisitions and investments.    We might pursue acquisitions of, or investments in, complementary businesses and technologies that align with our overall growth strategy, and disciplined capital allocation process. We believe that a selective acquisition and investment strategy could enable us to gain new customers, accelerate our expansion into new markets, and enhance our product capabilities.

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

Products for Employers

Benefitplace is our solution for employers that helps them optimize the design of benefits plans, reduce healthcare costs, lessen administrative complexity and empower their employees to make better, more confident benefits decisions.

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

Additional capabilities and services for employers that complement the core functionality of Benefitplace, include:

•

Health Insights is our data analytics solution that helps employers make more informed, data-driven decisions about their benefits offerings. This product aggregates benefit cost and claims data from relevant sources and allows customers to analyze, forecast, and monitor costs. Health Insights enables employers and their advisors to identify cost drivers, recognize trends, and predict future risks and costs. Additional capabilities include a plan modeling tool that customers can use to evaluate the impact of plan design changes, creating “what-if” scenarios to model different variables, such as co-pays, deductibles, benefits, inflation, and member populations. Additionally, Rx Insights is our cost savings solution for self-funded employer health plans to reduce prescription drug costs through ongoing analysis of prescription claims data and formularies.

•

ACA Management & Reporting is our solution that helps employers manage ACA compliance by consolidating and automating IRS reporting. Additionally, Benefitfocus is an approved transmitter, allowing us to electronically file required ACA compliance documents with the Internal Revenue Service on behalf of our customers. Additionally, with our recent Tango Health, Inc. acquisition, we have further expanded our administrative service product offering around ACA compliance and reporting.

•

Billing & Payments is a comprehensive application that synchronizes enrollment and billing information to streamline the monthly billing process, automate adjustments and increase accuracy of payments. Billing & Payments gives employers the ability to automate or schedule single-invoice payments to all of their benefit providers. Employers can drill down by employee to see coverage level and plan, or focus in by vendor, benefit type or internal cost control center to gain more insight into cost drivers.

•

COBRA Administration is our solution for employers that simplifies management of the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), benefits.  COBRA Administration automates required communication, enrollment, fulfillment and payment processing within Benefitplace.

•

Benefit Catalog is our transaction-oriented, marketplace solution, that allows employers to offer robust portfolio of vetted health, wealth, property and lifestyle benefits integrated into our consumer enrollment experience.

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

•

Lifestyle.    Products in the lifestyle category provide options that address the individual needs of consumers to improve the quality of their day-to-day life. Partner products provided in this category include identity theft protection, virtual college counseling assistance, pet insurance and savings plans.

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

•

Brokers work with benefit advisors to understand the types of products available through Benefitplace. With the use of data-driven insights, brokers have greater visibility into the status of their customers and participation levels of Benefit Catalog products, thereby helping activate their customers' benefits strategy.

•

Employers can design a strategic benefits portfolio, without the traditional constraints of administration and integration inefficiencies.  Benefit Catalog products include pre-built integrations, seller-provided content and communication materials, and a consistent set of system configurations and settings within Benefitplace.

•

Consumers gain access to Benefit Catalog products through our carrier and employer subscription-based enrollment products, Benefitplace. With an insight-driven, guided consumer retail experience that includes decision-support tools, educational information, and mobile access, consumers can select the best products for their individual needs all year long.

Products for Health Plans

Benefitplace is our single, integrated end-to-end (quote to pay) solution for medical carriers that enables them to automate administration and deliver a seamless benefits experience.

•

Enrollment provides a single, privately labeled platform for carriers to automate enrollment across all segments of their commercial group business. It includes benefits administration tools for brokers employers, supports complex business rules, such as eligibility and rating criteria and provides operational efficiency by transmitting eligibility and enrollment data to carrier membership systems. Enrollment also offers consumers a retail-like benefit enrollment experience with decision support tools, educational videos and content libraries that help consumers make informed benefit elections year-round.

•

Billing & Payments is an electronic invoice presentment and payment solution, or EIPP, privately labeled for health plans. It consolidates invoices from multiple insurance products so employers and individuals receive one invoice that can be viewed and paid electronically. Billing & Payments automates the synchronization of billing and membership data to improve the accuracy of billing processes and provides options to simplify bill payment, such as scheduled one-time and/or recurring payments.

•

Exchange is a solution that bridges the integration gap between health plan and employer systems, allowing a seamless exchange of data between the two. Our customers use Exchange to consume eligibility and enrollment data from multiple, third-party systems, convert data from one format to another, and manage the flow of employee data between carriers and employers.

•

Quoting gives health plans and brokers tools to organize and proactively manage accounts, track leads, generate quotes, and create proposals for multiple products. Quoting allows health plans to define their own market segments and configure them with unique workflows and business rules. It also enables greater data accuracy by automatically incorporating updated products, options and pricing for the most current rates and quotes. Health plans purchase Quoting to increase productivity in their sales force.

Benefit Catalog is available to health plans to use to grow their business by offering a catalog of industry-leading products integrated into our consumer enrollment experience. We continue to develop and pilot innovating solutions for our Health Plan clients to help drive value and offer industry leading Benefit Catalog products.

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

•

Health Insights aggregates benefit cost and claims data from relevant sources, identifies cost drivers, recognizes trends, and predicts future risks and costs. Brokers use Health Insights to support strategic decisions for their clients with on-demand health plan analytics that provide insight to help control rising healthcare costs, optimize benefit investments and improve employee health outcomes.

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

Customers

Our customers include employers of all sizes across a variety of industries and some of the nation’s largest insurance carriers and aggregators. The following is a list of some of our significant employer and health plan customers:

Employer Customers	Health Plan Customers
Amerigas Propane, Inc.	American Heritage Life Insurance Company
Blackbaud, Inc.	BlueChoice HealthPlan of South Carolina, Inc.
Boston Scientific Corporation	Blue Cross of Idaho Health Service, Inc.
Brookdale Senior Living Inc.	Blue Cross and Blue Shield of Kansas City
Designer Brands Inc.	Blue Cross and Blue Shield of South Carolina, Inc.
Fender Musical Instruments Corporation	Wellmark, Inc.
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
University of Alabama – Birmingham
University of Texas System
Zions Bancorporation

 Our Benefit Catalog partners include some the nation’s leading insurance carriers and suppliers to help protect consumers health, wealth, and lifestyle. The following is a list of some of our significant carrier and supplier sellers:

Aetna	MetLife
Aflac	Nationwide Pet Insurance
Allstate Benefits	Pet Benefit Solutions
BrightDime	The Hartford
CIGNA	Transamerica Corporation

No customer accounted for more than 10% of our total revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Compliance and Certifications

We obtain third-party examinations of our controls relating to security. Certain examinations are conducted under Statement on Standards for Attestation Engagements, or SSAE, No. 18 (Reporting on Controls at a Service Organization). In particular, we obtain Service Organization Controls, or SOC, reports known as SOC 1 Type II and SOC 2 Type II audits that test the design and operating effectiveness of controls over a period of time. An independent auditor conducts these examinations annually and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability, confidentiality, privacy, change management, and logical security. On an annual basis, a data security and Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliance risk assessment are also performed.

On an annual basis, we complete an independent assessment by a qualified security assessor (“QSA”) of compliance against the Payment Card Industry Data Security Standards (“PCI-DSS” or “PCI”), applicable to Level 1 service providers. These standards focus on application and network security controls for companies that transmit and store credit card data on behalf of clients. Benefitfocus meets PCI compliance requirements as a Level 1 service provider and submits its Report on Compliance and Attestation of Compliance documenting this assessment to the three major credit card brands annually.

Competition

While we do not believe any single competitor offers similarly expansive benefits administration solutions, we face competition from various sources, many of which have greater resources than us. We have historically described our competition in our two market segments, employer and health plan. We believe that sources of competition encompass:

•	ERP software companies offering a cloud-based benefits administration software solution;
•	HR outsourcing companies;
•	payroll service providers who expanded their core payroll services to include some form of cloud-based benefits administration services;
•	insurance carriers that have invested in internally developed benefit management solutions;
•	member services companies, including those providing web-based subscriber enrollment and claims adjudication services;
•	brokers and consultants who have influence over benefits offerings; and
•	various niche software vendors.

We believe that competition for benefits administration solutions is based primarily on the following factors:

•	capability for customization through configuration, integration, security, scalability, and reliability of applications;
•	competitive and understandable pricing;
•	breadth and depth of application functionality;
•	access to broad offering of non-medical benefits;
•	size of customer base and level of user adoption;
•	extensive data exchange network;

•	cloud-based delivery model;
•	dynamic communication capabilities with contextual media, animation, and acknowledgement tools;
•	ability to integrate with legacy enterprise infrastructures and third-party applications;
•	domain expertise in benefits and healthcare consumerism;
•	extensive base of rules and event-driven benefit eligibility and enrollment;
•	accessible on any browser or mobile device;
•	modern and adaptive technology platform;
•	clearly defined implementation timeline;
•	customer-branding and styling;
•	delivering to customers service excellence;
•	data exchange standardization; and
•	ability to innovate and respond to customer and legislative needs rapidly.

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

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new applications, technologies, features, and functionality. We deliver multiple software releases per year, updating the Benefitfocus Platform to leverage advances in cloud computing, mobile applications, and data management. Our research and development team is responsible for the design and development of our applications. We follow state-of-the-art practices in software development using modern programming languages, agile development methodologies, data storage systems, and other tools. We use both commercial and open source products, following a “best tool for the job” philosophy in product selection. Our software has a multi-tiered architecture that ensures flexibility to add or modify features quickly in response to changing market dynamics, customer needs, or regulatory requirements.

Our research and development expenses were $44.7 million, $46.2 million and $54.7 million for the years December 31, 2021, 2020 and 2019, respectively.

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

We use numerous trademarks for our products and services, and “Benefitfocus”, “Benefitfocus BenefitPlace”, “One Place”, “Benefitfocus For Life”, “BenefitPlace”, “All Your Benefits. One Place.”, and “All Your Benefits. In Your Pocket.” are registered marks of Benefitfocus in the United States. Through claimed common law trademark protection, we also protect other Benefitfocus marks which identify our services, and we have reserved numerous domain names, including “benefitfocus.com”. We also have registered trademarks and pending trademark applications in foreign jurisdictions such as Australia, Canada, China, India, Israel, Ireland, New Zealand, Russia, South Africa, Ukraine, and the United Kingdom.

We have been granted seven U.S. patents and all our patents are for utility patents. Our patents provide protections up to 2034. We also have three Chinese, two Australian, two Japanese, two Taiwanese R.O.C., two Hong Kong, and one Canadian patents.

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

Government Regulation

Introduction

The employee benefits industry is required to comply with extensive and complex U.S. laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our business, our customers are required to comply with a variety of U.S. laws, and we may be impacted by these laws as a result of our contractual obligations. For some of these laws, there is little history of regulatory or judicial interpretation upon which to rely.

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

The requirement for states to expand Medicaid was repealed, and insurers initially experienced mixed results providing services through the exchanges, leading many to exit this market. Increased volatility following the repeal of the individual mandate also created uncertainty in the exchange markets. Notwithstanding, the Biden administration has indicated that it intends to build on PPACA, and has repealed many of the executive orders issued under the Trump administration intended to weaken the law and limit its reach. While many of the provisions of PPACA are not directly applicable to us, the law affects the business of many of our customers. Carriers and large employers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and volatility within state and national exchanges.

A significant goal of PPACA and subsequent reform efforts has been to move away from fee for service payments toward capitated payments to make providers more accountable for the cost and quality of care provided. Following the creation of the Medicare Shared Savings Program, for instance, Medicare and many commercial third party payors began implementing accountable care models in which groups of providers known as Accountable Care Organizations ("ACO") assume some amount of risk for the cost of care provided to certain groups of individuals. Also, the Centers for Medicare and Medicaid Services (“CMS”) continues to test demonstration programs to bundle acute care and post–acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans, and will likely impact the business of our customers.

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

With respect to our operations as a healthcare clearinghouse, we are directly subject to the Privacy Rule, the Security Rule and the Breach Notification Rule. In addition, our health plan customers, or payors, are considered to be Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a Business Associate and that require us to safeguard protected health information and restrict how we may use and disclose such information. The Privacy Rule extensively regulates the use and disclosure of protected health information by Covered Entities and their Business Associates. For example, the Privacy Rule permits Covered Entities and their Business Associates to use and disclose protected health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the Privacy Rule. The Privacy Rule also provides patients with rights related to understanding and controlling how their health information is used and disclosed. To the extent permitted by the Privacy Rule and our contracts with our customers, we may use and disclose protected health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the Privacy Rule and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The Security Rule requires Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of protected health information that is electronically transmitted or electronically stored.

If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with the Privacy Rule, Security Rule, or Breach Notification Rule while acting as a Covered Entity or Business Associate, we could face civil penalties of up to $60,226 per violation ($1,806,757 per violation if not timely corrected) and a maximum civil penalty of $1,806,757 in a calendar year for violations of the same requirement, in addition to criminal penalties. The U.S. Department of Health and Human Services Office for Civil Rights actively enforces the Privacy Rule, Security Rule, and Breach Notification Rule. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents.

There are additional privacy and data security legal regimes at the federal and state level. For example, the Federal Trade Commission (“FTC”), regularly brings privacy and data enforcement actions under Section 5 of the Federal Trade Commission Act, alleging that certain activities constitute unfair or deceptive trade practices. The states have similar laws that prohibit unfair or deceptive trade practices. There are also state data security laws and state laws that regulate the use and disclosure of health information, among others. Further, by regulation, the FTC’s Red Flags Rule requires some financial institutions and creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. We may be required to apply additional resources to our existing processes to assist our affected customers in complying with this rule.

We have implemented and maintain physical, technical and administrative safeguards, including written policies and procedures, intended to protect personal information, including protected health information, and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any data breaches or incidents.

Data Breach Notification Laws. There are numerous federal and state laws that generally require notice to affected individuals, regulators, and sometimes the media or credit reporting agencies in the event of a data breach impacting personal information. For example, at the federal level, the HIPAA Breach Notification Rule mandates notification of breaches affecting protected health information to affected individuals and regulators under conditions set forth in the Rule. Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to the U.S. Department of Health and Human Services (“HHS”) and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. All states, the District of Columbia, Guam, Puerto Rico, and the Virgin Islands have enacted data breach notification laws. While some of these breach notification laws contain an exception for entities subject to HIPAA, other laws do not, and may impose notification obligations in addition to, or inconsistent with, the HIPAA Breach Notification Rule when a data breach implicates protected health information.

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

Transaction Standards.    The standard transaction regulations established under HIPAA, or Transaction Standards, mandate certain format and data content standards for the most common electronic healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among payors, providers, patients and other healthcare industry constituents. Failure to comply with the Transaction Standards may subject us to civil and potentially criminal penalties and breach of contract claims. The CMS is responsible for enforcing the Transaction Standards.

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

Health Plan and Other Entity Identifiers.    HHS has promulgated regulations implementing the establishment of a unique health plan identifier (“HPID”). Similar to a provider’s national provider identifier, the HPID provides an identification system for health plans to use for electronic transactions. HHS has also promulgated regulations implementing an Other Entity Identifier (“OEID”), that serves as an identifier for entities that are not health plans, healthcare providers or individuals. These other entities, which include third-party administrators, transaction vendors, and clearinghouses, are not required to obtain an OEID, but they could obtain and use one if they needed to be identified in standardized transactions. The implementation of the enforcement of the HPID and OEID process has been indefinitely delayed by HHS, and if implemented its impact on our business is unclear at this time.

Financial Services Related Laws and Rules

Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards, some of which might impact our operations and subject us, our vendors and our customers to liability as a result of the payment distribution and processing solutions we offer. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we might be impacted by banking and financial services industry laws, regulations and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information and Federal Deposit Insurance Corporation deposit insurance limits. In addition, our patient billing and payment distribution and processing solutions might be impacted by payment card association operating rules, certification requirements and rules governing electronic funds transfers. If we fail to comply with applicable payment processing rules or requirements, we might be subject to fines and changes in transaction fees and may lose our ability to process credit and debit card transactions or facilitate other types of billing and payment solutions. Moreover, payment transactions processed using the Automated Clearing House Network (“ACH”), are subject to network operating rules promulgated by the National Automated Clearing House Association and to various federal laws regarding such operations, including laws pertaining to electronic funds transfers, and these rules and laws might impact our billing and payment solutions. Further, our solutions might impact the ability of our payor customers to comply with state prompt payment laws. These laws require payors to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame.

Human Capital Resources

As of December 31, 2021, we employed approximately 1,100 employees, who we refer to as associates. None of our associates are represented by a labor union or are covered by collective bargaining agreements. We are not involved in any material disputes with any of our associates, and we consider our current relations with our associates to be good. All of our associates are located in the United States.

We believe our associates are our greatest asset. We are committed to designing a culture and environment that empowers our associates to thrive in their professional and personal lives. Our culture is one in which we want everyone to feel as if they belong and can be successful. We believe our corporate culture provides an advantage in recruiting new employees and retaining our best talent, as well as driving behaviors across our entire organization that help us succeed.

Our mission is to improve lives with benefits and starts with our associates. We support the total wellbeing of our associates through targeted programs, products and community initiatives. Our associates have access to an innovative total rewards package, to help them to flourish, thrive and prosper.

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

Associates can develop resiliency and find support that fosters work-life balance through programs, adaptive skill-building and positive experiences, including:

•	Company-sponsored emotional health programs with caregiving support, employee assistance program and health advocacy services;
•	A paid leave program; and
•	Company-sponsored disability benefits;

Associates can build future financial security while being equipped for growth and success, including through our 401(k) Retirement Savings Plan with Company match, an Employee Stock Purchase Plan (“ESPP”), and grants of equity awards to every full-time associate.

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

Executive Officers

The following table sets forth information concerning our executive officers as of March 3, 2022:

Name	Age	Position
Matthew Levin	48	President and Chief Executive Officer, Director
Alpana Wegner	49	Chief Financial Officer, Treasurer

Matthew Levin—President and Chief Executive Officer

Matthew Levin has been our President, Chief Executive Officer and a member of the board of directors since May 2021. Prior to that, since November 2018, he served as the Chief Strategy Officer of Automatic Data Processing, Inc. (“ADP”) (NASDAQ: ADP), a leading provider of human capital management solutions. Prior to joining ADP, Mr. Levin was a Managing Partner of Psilos Group Managers, a growth equity firm where he specialized in technology-enabled services investments, from January 2017 to October 2018. Prior to joining Psilos Group Managers, he was Executive Vice President and Head of Global Strategy of Aon plc (NYSE: AON), a leading professional services firm providing a broad range of risk, retirement and health solutions, from August 2011 to December 2016. Prior to Aon, Mr. Levin served as Senior Vice President of Corporate Development and Strategy for Hewitt Associates, a leader in health, retirement and human capital consulting, and outsourcing services. He was a core member of the team that led the $4.9 billion merger between Aon Consulting and Hewitt Associates, creating an industry-leading benefits and human resources solutions firm. Earlier in his career, he served as Senior Vice President of Corporate Development and Strategic Planning for IHS Inc. and as Vice President, Global Operations Officer for the human capital solutions business at Hudson Highland Group, Inc. Mr. Levin began his career in the First Scholar Program at First Chicago NBD, now JP Morgan Chase, before serving as a management consultant at Sibson & Company. Mr. Levin holds a master’s degree in business administration from the University of Chicago Booth School of Business and a bachelor’s degree from Northwestern University.

Alpana Wegner – Chief Financial Officer

Alpana Wegner has been our Chief Financial Officer since August 2020.  Prior to that Ms. Wegner has served as our Vice President, Corporate Controller since December 2017, having first joined the Company in April 2017 in the carrier business unit as general manager. Previously, Ms. Wegner worked for Blackbaud, Inc. (NASDAQ: BLKB) beginning in October 2008. She served first as director of SEC reporting, then interim Corporate Controller, followed by Vice President roles as the Chief Financial Officer of the enterprise customer business unit, and in sales operations. From May 2001 to August 2004, Ms. Wegner served as the director of external reporting and compliance at Allied Waste Industries, Inc. (which was later purchased by Republic Services, Inc.). She also served in the assurance and business advisory segment of Arthur Andersen LLP. Ms. Wegner has previously served on the board of the non-profit Louie’s Kids, Inc. Ms. Wegner is a Certified Public Accountant and received a B.S. in Accountancy from Arizona State University.

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

We have had a history of net losses, including of $33.2 million, $24.3 million, and $45.5 million, for the years ended December 31, 2021, 2020, and 2019, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenditures make it harder for us to achieve and maintain future profitability. We might not achieve sufficient revenue to achieve or maintain profitability. We could incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we might not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results might fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. For example, on March 16, 2020, in connection with a widespread market crash triggered by the COVID-19 pandemic, our stock price dropped $2.25 per share from the previous trading day’s close, or approximately 24.4%, to $6.97. Additionally, our stock traded at a multi-year low in March 2020 of $6.09 per share.

Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	the potential economic impact of COVID-19 on our products and services;
•	the extent to which our products and services achieve or maintain market acceptance, including through brokers;
•	our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;
•	changes in the regulatory environment related to benefits and healthcare, including any changes that may result from the upcoming Congressional midterm elections;
•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;
•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	regulatory compliance costs;
•	the timing, size, and integration success of recent and potential future acquisitions; and
•	unforeseen expenses, including stockholder activist, litigation, and settlement costs.

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

As a SaaS company, under Accounting Standards Codification (“ASC”) 606, we recognize our subscription revenue monthly for the term of our contracts and therefore a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services might not be reflected in full in our results of operations until future periods.

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

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, which rapidly spread across the globe and resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While vaccinations became widely available in the United States in 2021 and allowed for the partial reopening of the economy, the recent “Delta” and “Omicron” variants as well as possibility of any future variants of the virus, and reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, create inherent uncertainty as to the future of our business and the economy in general in light of the pandemic.

The COVID-19 pandemic could have a continued adverse impact on our business and future financial performance. In response, in 2020, we took several measures to contain costs and preserve our liquidity profile, including, among other things, implementing our previously reported restructuring plan and executive compensation and Board of Director compensation reductions. We also took precautionary measures to help ensure the safety and mental and physical well-being of our associates and customers, including implementing a mandatory work-from-home policy, and establishing a COVID-19 Resource Center for our customers and funds to help support our own at-risk employees and their families. We have shifted to a permanent hybrid workforce that combines remote work with traditional in-office resources.

The ultimate impact of the COVID-19 pandemic on our business and financial results remains uncertain and depends on future developments, including, among other things, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, how quickly and to what extent normal economic and operating conditions can resume, the impact of the pandemic on our associates, including key personnel, the impact of business disruptions on our customers and the resulting impact on their demand for our products and services, layoffs by our employer customers, our customers’ ability to pay for our products and services, and our ability to provide services to individuals. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that might occur. If we are unable to successfully respond to and manage the ultimate impact of the COVID-19 pandemic, and the resulting responses to it, our business, financial condition, and results of operation could continue to be adversely impacted.

Our business could be negatively affected as a result of the actions of activist stockholders.

Proxy contests and other actions by activist stockholders have been waged against many companies in our industry over the last several years, including our Company in 2021. Activist stockholders might agitate, either publicly or privately, for changes to a company’s board of directors, management, structure, spend or strategic direction, among other things. Such actions might cause significant disruption to a company’s operations and cause a company to expend a significant amount of time and resources in responding to their requests.

If faced with a proxy contest or other activist stockholder request or action in the future, we might not be able or willing to respond successfully to the contest, action, or request, which could be significantly disruptive to our business. Even if we are successful, our business could be adversely affected by any proxy contest or activist stockholder request or action involving us because:

•

responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and associates, and can lead to uncertainty;

•

perceived uncertainties as to the future direction of the Company or its business might result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and might make it more difficult to attract and retain qualified personnel and business partners; and

•

if individuals are elected to our Board of Directors with a specific agenda, it might adversely affect our ability to effectively implement our strategic plan in a timely manner and create additional value for our stockholders.

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

Our success depends largely upon the continued services of our key executive officers and other associates. We also rely on our leadership team in the areas of research and development, marketing, services, finance, and general and administrative functions, and on mission-critical individual contributors in sales and research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example: in 2021, Stephen Swad stepped down as president and chief executive officer and was replaced by Matthew Levin. Additionally, Mason Holland stepped down from his position as Executive Chairman and a member of the Board, effective at the Company’s 2021 annual stockholders meeting. The loss of one or more of our executive officers or key associates could have a serious adverse effect on our business.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for salespeople and for engineers with high levels of experience in designing and developing software and Internet-related services. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with SaaS experience and/or experience working with the benefits market is limited and many of the companies with which we complete for experienced personnel have greater resources than we have.

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

The cloud-based benefits management software market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of employers, carriers, consumers and brokers to increase their use of benefits management software. Many employers and carriers have invested substantial personnel and financial resources to integrate internally developed solutions or traditional enterprise software into their businesses for benefits management, and therefore might be reluctant or unwilling to migrate to our cloud-based solutions, including Benefit Catalog. Furthermore, some businesses might be reluctant to use cloud-based solutions because they have concerns about the security of their data and the reliability of the technology delivery model associated with these solutions. If employers, carriers, consumers and brokers do not perceive the benefits of our solutions, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we might make errors in predicting and reacting to relevant business trends, which could harm our business. If any of these risks occur, it could materially adversely affect our business, financial condition or results of operations.

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

We sell our products and services pursuant to agreements that are generally one to three years for employers and three to five years for health plans. While our employer contracts generally automatically renew, our health plan customers have no obligation to renew their contracts after their contract period expires, and these contracts might not be renewed on the same or on more profitable terms if at all. Additionally, some of our health plan customers are able to terminate their respective contracts without cause or for convenience, although generally our health plan contracts are only cancellable by the health plan in an instance of our uncured breach. As a result, our ability to grow depends in part on the continuance and renewal of our health plan contracts. We have experienced increased customer non-renewal over the past year or so. We cannot accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their level of satisfaction or dissatisfaction with our services, the cost of our services, the cost of services offered by our competitors, consolidations or reductions in our customers’ spending levels. If our health plan customers terminate or do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality or products, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

A significant amount of our revenue is derived from our largest customers, and any reduction in revenue from any of these customers would reduce our revenue and net income.

Our ten largest customers by revenue accounted for approximately 32%, 34% and 37% of our consolidated revenue in each of 2021, 2020 and 2019, respectively. No customer accounted for more than 10% of our revenue in 2021, 2020 or 2019. If any of our large customers or strategic partners decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be materially and adversely affected.

Consolidation among our customers and within the IT and healthcare industries may negatively impact our operating results.

A number of business combinations, including mergers, asset acquisitions and strategic partnerships, among our customers have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power or reduced customer spending on software and services. Consolidation among our customers could also reduce the demand for our products and services if customers streamline their operations, reduce purchases or delay purchasing decisions.

In addition, we and our competitors from time to time acquire businesses and technologies to complement and expand our respective product offerings. Consolidated competitors could have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition on the basis of product differentiation, pricing, marketing, services, support and more. If any of our competitors consolidate or acquire businesses and services that we do not offer, they may be able to offer a larger portfolio of products and services, or lower prices, which could negatively impact our business and operating results.

Economic or geopolitical uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our solutions and negatively impact our results of operations.

General worldwide economic and geopolitical conditions have experienced significant downturns in the past, and market volatility and uncertainty remain widespread, including as a result of the ongoing COVID-19 pandemic and tension in Ukraine. This makes it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits, or HR budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition, and/or loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. For example, during 2020 we experienced an increase in early termination and credit requests from our customers. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties including resellers such as SAP SE, and other referral sources such as brokers, consultants, specialty benefits providers, insurance carriers, technology and content providers, administrative service providers and third-party system integrators. Identifying partners, negotiating and documenting relationships with them, and developing referral sources requires significant time and resources. In the first quarter of 2019, Mercer sold all of its Benefitfocus stock and we amended our commercial relationship with Mercer to better align with our strategic priorities and current trends in the marketplace. Our revised commercial agreement with them led to a reduction in our revenue from the relationship in 2019, 2020 and 2021 and believe this trend will continue in 2022. Our competitors might be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products and services. Acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our applications or increased revenue.

If the number of individuals covered by our employer and health plan customers decreases or the number of products or services to which our employer and health plan customers subscribe or their employees purchase decreases, our revenue will decrease.

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

We have experienced growth in the past and anticipate future growth, which could put a strain on our business. To manage our anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems, and controls. We also must attract, train, and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, and management personnel. Failure to effectively manage our anticipated future growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities, and result in loss of associates and reduced productivity of remaining associates. Our anticipated future growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our anticipated future growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses, which began expiring unutilized in 2020 and will continue expiring through 2039 if not utilized. We also have South Carolina jobs tax credit and headquarters tax credit carryforwards, some of which have expired unutilized. The tax credit carryforwards that expire unused are unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change”. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules might apply under state tax laws. Future issuances of our stock could cause an “ownership change”. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

We might be unable to adequately protect, and we might incur significant costs in enforcing, our intellectual property and other proprietary rights.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely on a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring associates and consultants to enter into confidentiality, noncompetition, and assignment of inventions agreements. Our attempts to protect our intellectual property might be challenged by others or invalidated through administrative process or litigation. While we have a number of patents granted in the United States and other jurisdictions including China, Japan, Australia, Taiwan, Hong Kong and Canada, we might not be able to obtain meaningful patent protection for our software. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages, or might be successfully challenged by third parties. Agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we might in the future conduct operations or contract for services might afford little or no effective protection of our intellectual property. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.

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

Any litigation could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes, employment claims made by our current or former associates or their prior employers, or purported securities class actions. For example, in March 2021, the Company was included as a defendant in a class-action lawsuit filed on behalf of a class of persons who acquired our common stock in or traceable to our March 2019 secondary public offering. The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our commercial relationships and failing to disclose certain material adverse facts, trends or uncertainties or significant risks that made the secondary public offering speculative and risky. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we might acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. For example, in November 2021, we acquired Tango Health, Inc. We spent considerable time, effort, and money pursuing this acquisition and need now to continue to successfully integrate it into our business. Acquisitions and investments involve numerous risks, including:

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

An element of our growth strategy is to expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	unstable regional political and economic conditions, such as those caused by the ongoing COVID-19 pandemic or tensions in Ukraine;
•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•	data privacy and security laws, such as the European General Data Protection Regulation and data localization laws that require data to be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

We prepare our financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). These rules are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. Changes in these rules or their interpretation could have a negative impact on our reported financial results and may retroactively affect previously reported transactions. For example, we incurred considerable cost and effort to implement the new lease standard in 2019.

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

Our products and services involve the storage and transmission of customers’ and consumers’ confidential information, which may include sensitive individually identifiable information that is subject to stringent legal, regulatory, or contractual obligations. Because of the sensitivity of this information, our privacy and security measures related to our products and service offerings, including the security features of our software, are very important. Although we have privacy and security measures in place designed to protect customers’ and consumers’ data and our systems, techniques used to obtain unauthorized access or to sabotage systems and data change frequently and often are not recognized until launched against a target. It is also possible that, due to the surreptitious nature of certain data breaches and other incidents, they may remain undetected for an extended period, which may exacerbate harm to the company. We cannot ensure that our measures will not be breached or otherwise fail to protect confidential information or prevent disruption of our products and services, including as a result of inadvertent disclosures through technological or human error (including associates or service provider error), malfeasance, hacking, ransomware, social engineering (including phishing schemes), computer viruses, malware, or otherwise. Unauthorized individuals may acquire or obtain unauthorized access to our customers’ or consumers’ confidential information (including medical, financial or other personal information). Data breaches, failures of our privacy or security measures, inadvertent disclosures, disruptions of our products and services, and other incidents could result in serious harm to our reputation, our business could suffer, and we could incur serious liability and other expenses related to litigation (including damages associated with breach-of-contract claims and consumer litigation), penalties for violation of applicable laws or regulations, costly litigation or government investigations, and remediation efforts to prevent future occurrences.

We rely on various parties (including as users of our products, services, and systems), such as employers’ HR departments, carriers, service providers, and consumers themselves for key services and activities that impact the security of our products, services, and systems and the privacy and security of data and information accessible within them. These key services and activities include data hosting and administration of enrollment, consumer status changes, claims, and billing. These individuals and organizations may, for example, experience data breaches or cause unauthorized access to or disclosure of information. Our customers may authorize or enable third parties to access their information and data that is stored on our systems. Because we do not determine such access, we cannot ensure the complete security, confidentiality, integrity, or availability of such data in our systems.

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

We currently rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties, and our own systems for providing services to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

We currently serve our customers primarily from three data centers, located in Raleigh, North Carolina, Charlotte, North Carolina, and Ashburn, Virginia. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Oracle Corporation and Microsoft Corporation, and routers and network equipment from Cisco and Dell. This hardware and software is generally commercially available on varying terms. However, it is possible that this hardware and software might not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

We also rely on third-party partnerships to provide certain of our products and services to our customers, including billing and payments and COBRA administration. Our ability to timely and accurately deliver these services depends on the reliability of these third-party partnerships. If we or our third-party partners are unable to deliver these products and services at the quality level that our customers expect, the relationship with our customers might be harmed which could adversely impact renewal rates and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We exercise limited control over third-party vendors and partners, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services might in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscription services, subject us to potential liability, or adversely affect our renewal rates. Although we maintain insurance for our business, the coverage under our policies might not be adequate to compensate us for all losses that may occur. In addition, we might not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

Interruptions or delays in migrating our service from our third-party data center hosting facilities to cloud computing and hosting providers could impair the delivery of our services and harm our business.

We are in the process of migrating our primary data centers to Amazon Web Services, a cloud computing and hosting provider, to help lower cost, optimize infrastructure efficiency and support strategic growth. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers might impair the delivery of our service and could materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, could require greater than expected investment and other internal and external resources and could cause us to incur increased costs as we operate multiple data center facilities. It might also take longer than expected to realize the intended favorable benefits from any data center infrastructure migrations and improvements, and disruptions or unexpected costs might continue to occur while we enhance our data center infrastructure, all of which could impair the delivery of our services and harm our business.

If we are unable to rely on temporary staff during peak enrollment periods, our business might suffer.

During peak enrollment periods, the Company relies on its permanent associates, as well as temporary seasonal staff, who help provide software-related development, quality assurance, maintenance, and other technical support services for certain of our solutions. Our temporary staff might not have the same level of experience and commitment as our permanent associates. If the Company’s customers are dissatisfied with their customer service experience or the quality of the product or service they receive, the relationship with our customers might be harmed, which could adversely impact renewal rates and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the Company has in the past, and expects to continue in the future, source temporary staff located in various international locations, including India and the Philippines. Political changes or geopolitical instability could disrupt or limit the work our international temporary staff are able to perform. Additionally, certain of our customers or potential customers, including state government agencies, have compliance requirements regarding the onshoring of our workforce. If we are unable to rely on international temporary employees due to geopolitical instability or customer requirements, our customer base, the range of services we are able to provide our customers or our cost for such services might be adversely affected.

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

The healthcare and wellness industries are highly-regulated and subject to changing political, legislative, regulatory, and other influences. Changes in the laws and regulations may impact the operating environment and healthcare market and, by extension, the employee benefits industry. Among other impacts, existing and new laws and regulations affecting the employee benefits industry could create legal liabilities for us, cause us to incur additional costs and/or restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not always clear. In particular, many existing laws and regulations affecting employee benefits, when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of employee benefits are as follows:

•

Healthcare Market Reforms. Healthcare services and benefits are delivered and reimbursed under an increasingly intricate, and frequently uncertain, statutory and regulatory framework. Ongoing efforts to repeal and/or reform part or all of the PPACA, new payment models for certain federal healthcare programs, and efforts to slow the growth in healthcare spending and to alter the regulatory landscape have created uncertainty in the healthcare industry broadly. Although many of these laws and regulations do not directly apply to us, they may affect the business of many of our customers. For instance, carriers and large employers might experience changes in the numbers of individuals they insure as a result of the elimination of the penalty associated with PPACA’s individual mandate, possible repeal of guaranteed issue, and flux in the state and national exchanges under PPACA. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA reform efforts and other regulatory initiatives on our business model, financial condition, and operations, as well as changes in the business of our customers and the number of individuals they insure, may negatively impact our business.

In addition to marketplace reforms, legislative efforts at cost containment in healthcare programs are ongoing. For example, the American Taxpayer Relief Act of 2012 reduced Medicare payments to certain providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Similarly, at the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control costs, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services. These laws, and others, may result in additional reductions in Medicare and other healthcare funding and otherwise affect the business of our customers.

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

•

HIPAA and Other Healthcare-Related Privacy and Data Security Requirements. Numerous federal and state laws and regulations govern the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA, established privacy and security standards that limit the use and disclosure of protected health information, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, availability, and privacy of protected health information. Health plans, healthcare clearinghouses, and most providers are “Covered Entities” subject to HIPAA. With respect to our operations as a healthcare clearinghouse, we are directly subject to the privacy regulations established under HIPAA, or the Privacy Rule, and the security regulations established under HIPAA, or the Security Rule, and the data security breach notification regulations established under HIPAA, or the Breach Notification Rule. In addition, our health plan customers, or payors, are considered Covered Entities and are required to enter into written agreements with us, known as Business Associate Agreements, under which we are considered to be a “Business Associate” and that require us to safeguard protected health information and restrict how we may use and disclose such information. Both Covered Entities and Business Associates are subject to direct oversight and audit by the Department of Health and Human Services.

Violations of HIPAA could result in civil fines of up to $60,226 per violation ($1,806,757 per violation if not timely corrected) and a maximum civil penalty of $1,806,757 in a calendar year for violations of the same requirement, as well as criminal penalties. The U.S. Department of Health and Human Services’ Office for Civil Rights actively enforces the Privacy Rule, Security Rule, and Breach Notification Rule. Additionally, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents.

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

In addition to the Privacy Rule, Security Rule, and Breach Notification Rule, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical and/or health information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we might be required to comply with them. Failure by us to comply with any applicable state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties. Such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.

•

Non-Healthcare-Specific Privacy and Data Security Laws. Numerous federal and state laws and regulations govern the collection, retention, use, and disclosure of personal information. In addition to HIPAA, we are subject to various laws, rules and regulations related to privacy and information security, including those promulgated under the Gramm-Leach-Bliley Act and various state laws regulating the use and security of personal information. Those laws, rules, and regulations include requirements such as reasonable and appropriate safeguards to protect personal information or providing appropriate notice to consumers about how their personal information will be used or disclosed. State legislatures have been actively considering and enacting new laws addressing data security, security breach notification, and privacy. For example, the California Privacy Rights Act, the Colorado Privacy Act, and the Virginia Consumer Data Protection Act were all enacted recently and will become operative in 2023. (Some provisions have already become operative.)  These areas may present implementation challenges, could be an enforcement priority for the state regulators, and could generate increased lawsuits by consumers and other individuals. Our management believes that we are currently operating in compliance with these areas of law. However, continued compliance with these evolving laws, rules and regulations regarding the privacy, security and protection of our customers’ data, or the implementation of any additional privacy and security rules and regulations, could result in higher compliance and technology costs for us.

•

Medicare and Medicaid Regulatory Requirements. We have contracts with insurance carriers who offer Medicare Managed Care (also known as Medicare Advantage or Medicare Part C) and Medicaid Managed Care benefits plans. We also have contracts with insurance carriers who offer Medicare prescription drug benefits (also known as Medicare Part D) plans. The activities of the Medicare plans are regulated by the CMS, the federal agency that provides oversight of the Medicare and Medicaid programs. The Medicaid Managed Care plans are regulated by both CMS and the individual states where the plans are offered. Some of the activities that we might perform, such as the enrollment of beneficiaries, may be subject to CMS and/or state regulation, and such regulations may force us to change the way we do business or otherwise restrict our ability to provide services to such plans. Moreover, the regulatory environment with respect to these programs is increasingly complex.

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

•

ERISA. The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates how employee benefits are provided to or through certain types of employer-sponsored health benefits plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the U.S. Department of Labor as well as the federal courts. In some circumstances, and under certain customer contracts, we might be deemed to have assumed duties that make us an

ERISA fiduciary, and thus be required to carry out our operations in a manner that complies with ERISA in all material respects. We believe that our current operations do not render us subject to ERISA fiduciary obligations, and therefore that we are in material compliance with ERISA and that any such compliance does not currently have a material adverse effect on our operations. However, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on us.

•

Third-Party Administrator Laws. Numerous states in which we do business have adopted regulations governing entities engaged in third-party administrator (“TPA”), activities. TPA regulations typically impose requirements regarding enrollment into benefits plans, claims processing and payments, and the handling of customer funds. Changes in state regulations could result in us being obligated to comply with such regulations, which might require us to obtain additional licenses to provide TPA services in such states.

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

In December 2018, we issued $240.0 million aggregate principal of 1.25% convertible senior notes (the “Notes”) due December 15, 2023, unless earlier repurchased by us or converted by the holder pursuant to their terms. As of December 31, 2021, we had approximately $121.1 million aggregate principal of Notes outstanding. The Notes may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes; limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes; require us to use a substantial portion of our cash flow from operations to make debt service payments; limit our flexibility to plan for or react to, changes in our business and industry; place us at a competitive disadvantage compared to our less leveraged competitors; and increase our vulnerability to the impact of adverse economic and industry conditions. Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

Servicing our debt and preferred dividends requires a significant amount of cash, and we might not have or be able to obtain sufficient cash to pay our substantial debt or required dividends.

As of December 31, 2021, we had approximately $121.1 million aggregate principal of Notes outstanding. We also had the ability to borrow an aggregate of $50.0 million under our current credit facility, all of which would be secured debt. Further, holders of our redeemable preferred stock are entitled to dividends of 8% per year, payable quarterly, which is approximately $6.4 million per year as of December 31, 2021, if paid in cash rather than in kind. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business might not continue to generate cash flow from operations in the future sufficient to service our debt timely. In addition, our ability to repurchase or to pay cash upon conversion of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We might not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default and acceleration of our debt obligations.

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

The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our initial public offering in September 2013 through March 3, 2022, the per share trading price of our common stock has been as high as $77.00 and as low as $6.09. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

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

As of December 31, 2021, we had an aggregate of 33,460,545 shares of common stock outstanding. As of December 31, 2021, there also were outstanding options and restricted stock units (“RSUs”) to purchase 3,416,131 shares of our common stock that, if exercised or vested, as applicable, will result in these additional shares becoming available for sale, subject in some cases to Rule 144. We have also registered an aggregate of 2,050,954 shares of our common stock that we may issue or sell under our stock plans. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates”, as that term is defined in Rule 144 of the Securities Act. In addition, a substantial number of shares of our common stock is reserved for issuance upon conversion of the Notes. There are also shares of Series A Preferred Stock (the “Preferred Stock”) that are convertible into an aggregate of 5,333,334 shares of our common stock. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

As of December 31, 2021, the outstanding shares of our Preferred Stock were convertible into an aggregate of 5,333,334 shares of our common stock. Additional shares of our common stock may also be issued to the holders of our Preferred Stock in the event we make payment of the regular quarterly dividend on the Preferred Stock in kind, instead of in cash. The issuance of shares of common stock upon conversion of the Preferred Stock would dilute the percentage ownership interest of all holders of our common stock and any positive book value per share of our common stock, and would increase the number of publicly traded shares, which could depress the market price of our common stock. The fact that our stockholders can sell a substantial amount of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional funds though the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for substantially all disputes between us and our stockholders. These choice of forum provisions could limit the ability of stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers or associates.

Unless we consent to the selection of an alternative forum, our amended and restated bylaws provides that the Court of Chancery of the State of Delaware, or the Court of Chancery, will be, to the fullest extent permitted by law, the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other associates to the Company or our stockholders; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, or our certificate of incorporation or bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Since the choice of forum provisions are only applicable to “the fullest extent permitted by applicable law”, as provided in our bylaws, the provisions do not designate the Court of Chancery as the exclusive forum for any derivative action or other claim for which the applicable statute creates exclusive jurisdiction in another forum. As such, the choice of forum provisions do not apply to any actions arising under the Securities Act or the Exchange Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and other associates. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

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

Provisions in our restated certificate of incorporation, as amended, and amended and restated bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we occupied approximately 289,000 square feet on the Daniel Island Executive Center campus in Charleston, South Carolina. This office space is leased under leases expiring in 2031.  As of December 31, 2021, we also leased facilities in Tulsa, Oklahoma; and Brookfield, Wisconsin.

Since March 2020, most of our associates have worked remotely as a result of the COVID-19 pandemic. Our facilities have remained accessible on a limited basis and have been underutilized since March 2020. Our associates have been successfully productive in a remote environment. In the long-term, we expect to utilize a hybrid approach to work with some combination of remote and in-office presence. As a result, we continue to assess our space requirement for the future. As of December 31, 2021, we sublet all of the space at our Brookfield, Wisconsin and Tulsa, Oklahoma facilities, and we have sublet 32,500 square feet of our Daniel Island Executive Center campus in Charleston, South Carolina.

We believe that our current facilities are sufficient for our needs. We may add other facilities or geographic markets in the future, and we believe that suitable additional space will be available as needed to accommodate any such needs of our operations.

Item 3. Legal Proceedings.

From time to time, we might become involved in legal or regulatory proceedings arising in the ordinary course of our business. Other than as previously described in our SEC filings, we are not currently a party to any material litigation or regulatory proceeding and we are not aware of any pending or threatened litigation or regulatory proceeding against us that could have a material adverse effect on our business, operating results, financial condition or cash flows.

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

As of December 31, 2021, we had 39 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on December 31, 2016, in the common stock of Benefitfocus, Inc., the S&P 500 Index and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Benefitfocus, Inc.
S&P 500 Index
S&P 1500 Application Software Index

	Base Period
Company / Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Benefitfocus, Inc.	$100.00	$90.91	$153.94	$73.87	$48.89	$35.89
S&P 500 Index	$100.00	$119.42	$111.97	$144.31	$166.70	$212.89
S&P 1500 Application Software Index	$100.00	$144.16	$174.03	$237.06	$351.05	$414.18

Purchases of Equity Securities by the Company

Set forth below is a summary of the shares repurchased by the Company during the three months ended December 31, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Stock Repurchase Program(1)	–	–	–	$10,333
(1)

During the three months ended December 31, 2021, there were no purchases of shares of common stock under the Company’s stock repurchase program, which was announced March 3, 2020, for the potential repurchase of up to $20 million of the Company’s outstanding common stock.

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

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Benefitfocus is an industry-leading, cloud-based benefits administration technology company serving employers and health plans. We help organizations simplify the complexity of benefits administration while engaging people in the right healthcare and benefit programs for them and their families. We also deliver insights to employers, health plans and their advisors to help maximize returns on their healthcare investment; and our services help reduce administrative burden and costs for organizations.

Benefitfocus solutions are based on a multi-tenant architecture and have a user-friendly interface designed for people to access all of their benefits in one place. Our comprehensive one-to-many model supports a broad line-up of benefits including core medical benefit plans; ancillary benefits, such as, dental, life, disability insurance, mental health and financial wellness; and a full array of voluntary benefits. Our platform includes functionality designed to help consumers identify and evaluate benefit options available to them. As the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for Benefitfocus solutions is growing.

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

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 68%, 67%, and 66% of our total revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 15%, 13%, and 11% of our total revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 17%, 20%, and 23% of our total revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

Expanding our customer base is a key element of our growth strategy. We believe that our continued innovation and solutions, which extend the functionality of our offerings, provide more robust data analytics capabilities and enhance our ability to quickly respond to evolving market needs. We believe these innovative capabilities, as well as strong customer service, will help us attract additional lives to our platform through new employer customers, partners and brokers and increase our revenue from existing customers and relationships.

We believe that there is a substantial addressable market for our products and services, and we have been investing to further enhance and expand our products over the past several years. We continue to invest in technology and services to better serve our customers, which we believe are an important source of growth for our business. Through our considerable domain expertise, a best-in-class experience, as well as continued innovation on our platform, we believe we will drive better customer retention. As we have invested in growth, we have had operating losses in each of the last eleven years. Although our operating results have improved, we could incur operating losses in future periods. Due to the nature of our customer relationships, which have been stable in spite of some customer losses over the past years, and our hybrid subscription and transaction-based financial model, we believe that our current investment in growth should lead to increased revenue in the long-term, which may allow us to achieve profitability in the relatively near future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

During the initial peak of the COVID-19 pandemic in the second quarter of 2020, we experienced sales delays as HR professionals and health plan administrators shifted their focus to other priorities and challenges their businesses faced as a result of the pandemic. We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy in the long-term. Therefore, we did not consider the COVID-19 pandemic to have been a triggering event to accelerate our annual impairments tests.

We evaluated our goodwill and indefinite-lived intangible assets and determined there were no interim triggering events as it was not more likely than not that the fair value of our reporting units would be less than their respective carrying amounts. Additionally, we evaluated our long-lived assets, including our property, plant and equipment, lease right-of-use assets and other intangible assets. During the second quarter of 2021, we recorded an impairment loss as a result of subleasing space based on the excess of carrying value over the calculated fair value of the sublease of one of our headquarter building financing lease right of use (“ROU”) assets. As we continue to evaluate our real estate footprint and one that assumes fewer of our associates will work from the office on a full-time basis, we may incur additional impairments on our ROU assets as we evaluate options to sublet certain locations.

While the ultimate impact of the pandemic on our business and financial results remains uncertain, our business has been particularly impacted by new sales. The longer sales cycles we experienced and slowdown in new sales activity in 2020 and the first half of 2021 negatively impacted growth in subscription revenue and platform revenue from new business in 2021. Demand from our health plan customers has not returned to pre-pandemic levels, noting health plan administrators continue to redirect focus and resources to competing priorities. Additionally, the impacts of the pandemic on the broader U.S. labor market has resulted in higher seasonal contract labor costs in 2021.

However, as a result of the nature of our customer relationships, the stability of our subscription revenue, the cost restructuring actions taken in the second quarter of 2020 as well as the first half of 2021, and our ongoing investments in automation and process improvements, we believe we will continue to generate cash flows from operations in the relatively near future. Of course, our ability to generate cash flows from operations is subject to many risks and factors beyond our control.

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

The number of net benefit eligible lives decreased during 2021, primarily due to the termination of a contract with an entity with a substantial number of freelancers. Additionally, we experienced a decline in lives on our platform from certain health plan customers as a result of lowered counts at the time of renewal in 2021.

	As of December 31,
	2021	2020	2019
	(in millions)
Net benefit eligible lives	15.6	18.3	17.3

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

Our software services revenue retention rate was greater than 95% for year ended December 31, 2021, compared to being greater than 90% for the year ended December 31, 2020, and greater than 95% for the year ended December 31, 2019. The lower retention rate in 2020 was primarily the result of the impact on revenue from the renegotiation of a certain customer contract. Excluding this customer, our software revenue retention rate exceeded 95% for all periods. We expect our software revenue retention rate to continue at or slightly below current rates.

Adjusted EBITDA

Adjusted EBITDA represents our losses before net interest and other expenses, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation, transaction and acquisition-related costs expensed, restructuring costs, impairment of goodwill, intangible assets, and long-lived assets, gain or loss on extinguishment of debt, costs not core to our business and, now, loss on settlement of lawsuits. The revision to our definition of adjusted EBITDA had no impact on our reported adjusted EBITDA in prior periods. Please note that other companies might define their non-GAAP financial measures differently than we do.

We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with United States generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP.

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

	Year Ended December 31,
Reconciliation from Net Loss to Adjusted EBITDA:	2021	2020	2019
Net loss	$(32,166)	$(24,297)	$(45,515)
Depreciation	13,955	15,285	15,288
Amortization of software development costs	9,117	7,455	5,130
Amortization of acquired intangible assets	2,509	2,274	1,933
Interest income	(196)	(632)	(2,613)
Interest expense	20,754	23,071	23,524
Income tax (benefit) expense	(2,960)	22	27
Stock-based compensation expense	13,905	14,537	19,572
Transaction and acquisition-related costs expensed	677	450	1,035
Restructuring costs	4,127	5,616	-
Impairment of long-lived assets	4,100	916	-
Loss (gain) on repurchase of convertible senior notes	7,520	(1,138)	-
Loss on settlement of lawsuit	1,760	-	-
Costs not core to our business	5,897	457	649
Total net adjustments	$81,165	$68,313	$64,545
Adjusted EBITDA	$48,999	$44,016	$19,030

Components of Operating Results

Revenue

We derive the majority of our revenue from monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, our cloud-based benefits software solutions for a specified contract term. We derive platform revenue from both insurance broker commissions from the sale of voluntary and ancillary benefits policies to employees of our customers and from transaction revenue from life and ancillary insurance carriers and specialty providers. We also derive revenue from professional services fees, which primarily include fees related to the implementation of our customers onto our platform and delivery of our call center services. Our implementation services typically include discovery, configuration and deployment, integration, testing, and training.

The following table sets forth a breakdown of our revenue by stream for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Subscription	$178,759	$179,743	$195,091
Platform	39,576	35,101	33,654
Total software services	$218,335	$214,844	$228,745
Professional services	44,762	53,297	66,941
Total revenue	$263,097	$268,141	$295,686

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

Professional Services Revenue

Professional services revenue primarily consists of fees related to the implementation of software products purchased by customers.  Implementation services typically include discovery, configuration and deployment, integration, testing, and training. Fees from consulting services, call center services, support services and training are also included in professional services revenue.

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

Cost of Revenue

Cost of revenue primarily consists of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation, for employees, whom we refer to as associates, providing services to our customers and supporting our software platform infrastructure. Additional expenses in cost of revenue include co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, contract labor, professional fees, amortization expenses associated with acquired intangibles and capitalized internally developed software costs, allocated overhead, and other direct costs.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect our operating expenses as a percentage of revenue for 2022 to be near or lower to levels realized for 2021. As we continue to invest in our product offerings, as well as our rationalization decisions that we have put in place, we expect to see an overall improvement in our operating expense.

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

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in the near-term as we incur professional services expenses in connection with any activist shareholder matters and securities class action, and executive employment agreement legal defense, which are not related to our core business.

Restructuring costs.  Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services. During the years ended December 31, 2021, and 2020, we incurred restructuring costs associated with eliminating certain positions in the organization.

Other Income and Expense

Other income and expense consists primarily of interest income and expense and gain (loss) on disposal of property and equipment, as well as charge related to loss on settlement of lawsuit. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility. During the third quarter of 2021, we repurchased outstanding senior convertible notes which resulted in a loss. During the third quarter of 2020, we repurchased outstanding senior convertible notes which resulted in a gain.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We recorded an income tax benefit in 2021 and incurred minimal income tax expense for 2020 and 2019. Net operating loss carryforwards for federal income tax purposes were approximately $327.8 million at December 31, 2021. State net operating loss carryforwards were approximately $295.9 million at December 31, 2021. Federal and state net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$263,097	$268,141	$295,686
Cost of revenue(1)	122,713	129,388	144,090
Gross profit	140,384	138,753	151,596
Operating expenses:
Sales and marketing(1)	46,385	52,210	76,049
Research and development(1)	44,696	46,175	54,724
General and administrative(1)	50,886	37,720	45,329
Restructuring costs	4,127	5,616	–
Total operating expenses	146,094	141,721	176,102
Loss from operations	(5,710)	(2,968)	(24,506)
Other income (expense):
Interest income	196	632	2,613
Interest expense	(20,754)	(23,071)	(23,524)
(Loss) gain on repurchase of convertible senior notes	(7,520)	1,138	–
Other expense	(1,338)	(6)	(71)
Total other expense, net	(29,416)	(21,307)	(20,982)
Loss before income taxes	(35,126)	(24,275)	(45,488)
Income tax (benefit) expense	(2,960)	22	27
Net loss	$(32,166)	$(24,297)	$(45,515)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$2,081	$3,703	$3,569
Sales and marketing	2,876	3,081	3,799
Research and development	1,644	2,555	3,265
General and administrative	7,304	5,198	8,939

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated (as a percentage of revenue):

	Year Ended December 31,
	2021	2020	2019
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.6	48.3	48.7
Gross profit	53.4	51.7	51.3
Operating expenses:
Sales and marketing	17.6	19.5	25.7
Research and development	17.0	17.2	18.5
General and administrative	19.3	14.1	15.3
Restructuring costs	1.6	2.1	-
Total operating expenses	55.5	52.9	59.6
Loss from operations	(2.2)	(1.1)	(8.3)
Other income (expense):
Interest income	0.1	0.2	0.9
Interest expense	(7.9)	(8.6)	(8.0)
(Loss) gain on repurchase of convertible senior notes	(2.9)	0.4	-
Other expense	(0.5)	-	-
Total other expense, net	(11.2)	(7.9)	(7.1)
Loss before income taxes	(13.4)	(9.1)	(15.4)
Income tax (benefit) expense	(1.1)	-	-
Net loss	(12.2)%	(9.1)%	(15.4)%

Comparison of Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$178,759	67.9%	$179,743	67.0%	$(984)	(0.5)%
Platform	39,576	15.0	35,101	13.1	4,475	12.7
Total software services	$218,335	83.0%	$214,844	80.1%	$3,491	1.6%
Professional services	44,762	17.0	53,297	19.9	(8,535)	(16.0)
Total revenue	$263,097	100.0%	$268,141	100.0%	$(5,044)	(1.9)%

(1)	Rounding may impact the summation of amounts.

Subscription revenue was relatively flat year over year. While we experienced improvements in returns and allowances over the prior year, those improvements were offset by the impact of the renegotiation of a certain customer contract.

Platform revenue increased from growth in premiums and additional volume on the platform. As discussed above in “Components of Operating Results – Revenue”, we recognize platform revenue from carriers and specialty products over the policy period and we recognize commissions revenue at a point in time.

The decrease in professional services revenue was attributable to a decrease in implementation revenue and lower levels of demand from custom requests from health plan customers.

We expect total revenue to continue to decline in 2022 compared to 2021 primarily due to lower revenues associated with our health plan customers, as a result of lower levels of demand for custom requests and lower renewals, as well as planned reduction in non-core revenue such as legacy on-prem Connecture revenue and unprofitable professional services revenues. As previously discussed, we experienced longer sales cycles beginning in 2020 and through first half of 2021 and a slowdown in new sales activity which negatively impact subscription and platform revenue in future periods.

Cost of Revenue

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$122,713	46.6%	$129,388	48.3%	$(6,675)	(5.2)%

The decrease in cost of revenue was attributable to decreases in salaries, stock-based compensation and other personnel-related costs of $9.4 million as a result of our restructuring actions. These decreases were partially offset by increased depreciation expense of $1.1 million attributable to an increase in depreciation of capitalized internally developed software costs and an increase of $1.8 million in product and computer infrastructure costs. Cost of revenue included $2.1 million and $3.7 million of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively, and $19.9 million and $18.8 million of depreciation and amortization for the years ended December 31, 2021 and 2020, respectively.

Gross Profit

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$144,336	66.1%	$138,393	64.4%	$5,943	4.3%
Professional services	(3,952)	(8.8)	360	0.7	(4,312)	(1197.8)
Gross profit	$140,384	53.4%	$138,753	51.7%	$1,631	1.2%

The increase in software services gross profit was driven by a $3.5 million, or 1.6%, increase in software services revenue and a decrease in software services cost of revenue of $2.5 million. The decrease in software services cost of revenue was driven by decreased salary and personnel-related costs and professional services of $5.8 million offset by a $1.3 million increase in amortization of capitalized internally developed software and $2.1 million in higher data storage costs and third-party software costs including the costs to terminate a certain software license contract. Software services cost of revenue included $1.2 million and $2.1 million of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively, and $16.8 million and $15.5 million of depreciation and amortization for the years ended December 31, 2021 and 2020, respectively.

The decrease in professional services gross profit was driven by a $8.5 million, or 16.0%, decrease in professional services revenue partially offset by a decrease in professional services cost of revenue of $4.2 million. The decrease in the professional services costs of revenue was attributed to reducing our cost structure to align with the decrease in demand for professional services including decreases in salary and personnel-related costs from headcount reductions and slightly offset by increased labor costs used during open enrollment. Professional services cost of revenue included $0.9 million and $1.6 million of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively. In addition, professional services cost of revenue included $3.1 million and $3.3 million of depreciation and amortization in the years ended December 31, 2021 and 2020, respectively.

We expect professional services margins in the near term to continue to trend lower due to fewer large implementation projects and increased labor costs associated with our seasonal contract labor, slightly offset by shifting to higher margin professional services work.

Operating Expenses

	Year Ended December 31,
	2021		2020
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$46,385	17.6%	$52,210	19.5%	$(5,825)	(11.2)%
Research and development	44,696	17.0	46,175	17.2	(1,479)	(3.2)
General and administrative	50,886	19.3	37,720	14.1	13,166	34.9
Restructuring costs	4,127	1.6	5,616	2.1	(1,489)	(26.5)

The decrease in sales and marketing expense was primarily attributable to a $5.0 million decrease in salaries and personnel-related costs, including professional fees, a $0.4 million decrease in travel-related costs, and a $0.3 million decrease in the cost of marketing events and advertising expense resulting from of our restructuring actions. These decreases were partially offset by a $0.5 million increase in commissions expense. The decrease in salaries and personnel-related costs was primarily driven by decreased headcount. The decrease in travel-related costs was driven by travel restrictions imposed in response to the pandemic. The cost of marketing events decreased in part because of lower costs incurred with our annual user conference, One Place, which was planned as a digital event in the current year compared to the prior year when it was planned as an in-person event.

The decrease in research and development expense is primarily attributable to a decrease in personnel-related costs and external development and engineering consulting of $5.4 million resulting from our restructuring actions, partially offset by a $3.7 million decrease in capitalized internally developed software costs.

The increase in general and administrative expense was primarily attributable to a $4.0 million impairment charge related to a sublease of part of one our leased buildings on our headquarter campus and a $8.6 million increase in professional fees primarily related to costs incurred associated with activist shareholder matters, securities class action and executive employment agreement legal defense and a $0.6 million increase in salaries and personnel-related costs.

Current period restructuring costs are the result of a reduction to our workforce in January 2021 and the elimination of the office of the executive chairman in June 2021, comprised of one-time severance charges, continuation of health benefits and outplacement services.

Stock-based Compensation

Cost of revenue and operating expenses include an aggregate of $13.9 million and $14.5 million of stock-based compensation for the years ended December 31, 2021 and 2020, respectively, representing a decrease of $0.6 million. The decrease is primarily attributable to the benefit from cancellations of Restricted Stock Units (“RSUs”) during 2021 from associates that left the Company and a decrease in the aggregate fair value of RSUs granted during the year.

Comparison of Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,
	2020		2019
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$179,743	67.0%	$195,091	66.0%	$(15,348)	(7.9)%
Platform	35,101	13.1	33,654	11.4	1,447	4.3
Total software services	$214,844	80.1%	$228,745	77.4%	$(13,901)	(6.1)%
Professional services	53,297	19.9	66,941	22.6	(13,644)	(20.4)
Total revenue	$268,141	100.0%	$295,686	100.0%	$(27,545)	(9.3)%

(1)	Rounding may impact the summation of amounts.

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

Revenue Recognition - Estimation of Platform Revenue from Insurance Broker Commissions

Our platform revenue from insurance broker commissions and Benefit Catalog supplier transactions is recognized at the point when the orders for the policies are received and transferred to the insurance carrier or supplier. The transaction price is reduced by constraints for variable consideration associated with collectability, policy cancellation and termination risks. We estimate variable consideration primarily using the expected value method based on both historical and current estimates. We then use judgment to develop constraints on the estimated variable consideration included in the transaction price to account for risks in collectability, policy cancellation and termination. Changes in those estimates can have a material effect on the amount of revenue recognized in a period. During 2021, the constraint rate decreased by less than 1%, or less than 0.1 percentage points, during the year.  An increase in the constraint rate of one percentage point, would negatively impact revenue recognized in 2021 by approximately $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, our primary sources of liquidity were our cash and cash equivalents totaling $31.0 million, $37.0 million in marketable securities, $16.5 million in accounts receivables, net of allowance, and unused availability under our revolving line of credit of $50.0 million.

We entered into a credit facility agreement with Silicon Valley Bank on March 3, 2020. This agreement replaced our previous agreement with Silicon Valley Bank, which expired on February 20, 2020. The three-year agreement has a borrowing limit of $50 million, with the ability for us to increase it up to $100 million.  We are bound by customary representations and warranties and restrictive covenants in connection with the credit facility, including financial covenants related to quick ratio and EBITDA. In the event of a default, the lenders may declare all obligations immediately due and stop advancing money or extending credit under the line of credit. The line of credit is collateralized by substantially all of our personal property assets, including intellectual property and the equity of our subsidiaries.  The terms of our credit facility are described in Note 11 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In June 2020, we issued 1,777,778 shares of Series A Preferred Stock (the “Preferred Stock”) at a purchase price of $45 per share, resulting in total gross proceeds of approximately $80 million. The Preferred Stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at our option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of December 31, 2021, we had paid all of the Preferred Stock dividends in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock. Each holder of the Preferred Stock has the right, at its option, to convert its shares of the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of the common stock, at any time and from time to time. The number of shares of the common stock into which a share of the Preferred Stock will convert at any time is equal to the quotient obtained by dividing its stated value then in effect plus any accumulated and unpaid Regular Dividends by its conversion price of $15.00. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. At closing, before payment of any dividends in kind, the 1,777,778 shares of the Preferred Stock were convertible into 5,333,334 shares of common stock. We may, at our option, redeem the outstanding shares of the Preferred Stock following the fourth anniversary of its issuance. Redemption by us is subject to certain liquidity conditions, as well conditions connected with the trading price of its common stock. The terms of the Preferred Stock are described in Note 13 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In December 2018, we issued $240 million aggregate principal amount of 1.25% convertible senior notes (the “Notes”) due December 15, 2023, unless earlier purchased by us or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. At issuance, the Notes had an initial conversion rate of 18.8076 shares of common stock per $1,000 principal amount which represents an initial effective conversion price of approximately $53.17 per share of common stock.

In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties affiliated with the initial purchasers and others. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Notes. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the Notes, with an initial strike price of approximately $53.17 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes and have a cap price of approximately $89.98. The terms of the Notes are described further in Note 10 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During the third quarter of 2021, we repurchased Notes with an aggregate principal amount of $100.2 million for an aggregate of $98.7 million in cash.  As of the end of the 2021, the remaining outstanding Notes were convertible into 2,277,017 shares of common stock. In connection with the repurchase of the Notes, we terminated a portion of the capped call transactions which resulted in an immaterial amount of payments to us in cash.

Our cash flows from operations have improved in recent years and were positive for the years ended December 31, 2021 and 2020. However, for the year ended December 31, 2019, cash flows from operations were negative due to timing in changes in working capital, a decrease in the balance of deferred revenue and the impact of acquired deferred revenue which yields revenue with no cash inflows. We expect the trend of positive cash flows from operations in at least the near term as we continue to manage our costs.

Based on our current level of operations and restructured costs, we believe our future cash flow from operating activities and existing balances of cash and marketable securities, and availability under our revolving line of credit will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our short-term material cash requirements as of December 31, 2021, are primarily comprised of lease obligations, dividends on our Preferred Stock, interest on our convertible senior notes, and payments to vendors related to our technology infrastructure. These obligations will be funded from cash from operations and our balances of current assets.

Our long-term material cash requirements as of December 31, 2021, include lease obligations, repayment of our convertible senior notes, if not converted, and dividends on our Preferred Stock, if not converted or paid in kind. Our long-term obligations will be funded from cash from operations, balances of current assets, and if necessary, borrowing under our revolving line of credit or future credit arrangements, the sale of debt securities, or sale of equity.

In addition, we continue to reassess our need for office space. During 2021, we entered into sublease agreements for a part of one building on our headquarters campus in Charleston, South Carolina and our office in Tulsa, Oklahoma. Since March 2020, most of our associates have worked remotely during the COVID-19 pandemic. While our facilities have remained open and accessible, they have been underutilized since March 2020. We have shifted to a permanent hybrid workforce that combines remote work with traditional in office resources. The timing, amount of additional space to ultimately be sublet, expected amount of sublease income, and amount of impairment loss we might recognize in connection with a sublease, if any, is uncertain. Any amounts received under subleases would offset our lease payments and reduce our cash requirements associated with our lease obligations.

The details of the arrangements that give rise to these short- and long-term cash requirements are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It will be effective for the Company beginning January 1, 2022. This ASU permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements but anticipates that it will result in a reduction in non-cash interest expense related to its convertible senior notes.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. On March 3, 2020, we entered into a revolving line of credit agreement.  Borrowings under the agreement bear interest at rates that are variable.  Increases in the Prime Rate or federal funds rate will increase the interest rate on borrowings under the agreement.

Changes in interest rates may also impact gains or losses from the conversion of our outstanding convertible senior notes. In December 2018, we issued $240.0 million in aggregate principal amount of our 1.25% convertible senior notes due 2023. Upon certain events and/or if certain conditions are met, the Notes can be redeemed into cash, or converted into cash, shares or combination of cash and shares. Upon conversion or redemption, we are required to record a gain or loss for the difference between the fair value of the debt to be extinguished and its corresponding net carrying value. The fair value of the debt to be extinguished depends on our then-current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is higher or lower than the implied interest rate of the Notes, we will record a gain or loss in our consolidated statements of operations during the period in which the Notes are converted. The implicit interest rate for the Notes is 7.30%. An incremental borrowing rate that is a hypothetical 100 basis points lower than the implicit interest rate upon conversion of $240.0 million aggregate principal amount of the Notes would result in a loss of approximately $2.4 million.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit agreement, which are subject to a variable interest rate. As of December 31, 2021, there were no amounts due under the agreement. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2021 our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

The Company acquired Tango Health, Inc. (“Tango Health”) in November 2021, which was accounted for as a business combination. Our management excluded Tango Health from its assessment of the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2021. Tango Health represented 11% of the Company's net assets and contributed significantly less than 1% of total revenues in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. This exclusion is in accordance with the SEC’s guidance, which permits companies to omit an acquired business’s internal control over financial reporting from management’s assessment for up to one year after the date of acquisition.

Based on this evaluation under the 2013 Framework, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2021, which appears on page F-4 of this Report.

Item 9B. Other Information.

Effective February 28, 2022, we entered into an amendment to the employment agreement, dated August 25, 2020, with our Chief Financial Officer, Alpana Wegner. The amendment provides that in circumstances where Ms. Wegner is entitled to severance, she will be eligible to receive payment of a pro rata portion of her target annual bonus in addition to the separation benefits previously provided in her employment agreement.

All separation benefits are subject to Ms. Wegner entering into and not revoking a general release of claims. The remainder of her employment agreement remains in full force and effect.

The description of the amendment to Ms. Wegner’s employment agreement is qualified in its entirety by reference to the full and complete terms of such amendment, which is filed as an exhibit hereto and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our 2021 fiscal year pursuant to General Instruction G(3) of Form 10-K.

Our board of directors has determined that of the members of the Audit Committee, Messrs. Pelzer (Chair) and Park and Ms. Rushing are independent within the meaning of the Nasdaq Listing Rules and meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission regulation and the Nasdaq Listing Rules. Our board has also determined that Mr. Pelzer is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the indicated information as of December 31, 2021 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2016 Employee Stock Purchase Plan	-		-	85,455
Second Amended and Restated 2012 Stock Plan, as amended	3,060,665		$0.38	2,050,954
Equity compensation plans not approved by security holders
Inducement Awards(1)	355,466	(2)	-	-
Total	3,416,131		$0.34	2,136,409

(1)

The inducement grant was approved by our independent directors and was made as an inducement material to our Chief Executive Officer entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

(2)

248,826 RSUs will vest in four equal annual installments beginning on the first anniversary of our Chief Executive Officer’s start date. 106,640 performance RSUs will vest in a single installment if the Company achieves a stock price milestone after the second anniversary of the start date and prior to the fifth anniversary of the start date, subject to a minimum service requirement of three years by our Chief Executive Officer.

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

(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	001-36061	3.1.3	November 12, 2013

3.1.2	Certificate of Designations for the Series A Convertible Preferred Stock of Benefitfocus, Inc., as filed with the Delaware Secretary of State on June 4, 2020.	8-K	001-36061	3.1	June 8, 2020

3.1.3	Certificate of Amendment of Restated Certificate of Incorporation of Benefitfocus, Inc., as amended.	8-K	001-36061	3.1	July 1, 2021

3.2	Second Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	001-36061	3.2	July 1, 2021

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2.1	Form of Second Amended and Restated Investors’ Rights Agreement, dated, 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.2	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	001-36061	4.3.1	February 27, 2015

4.3	Indenture of Benefitfocus, Inc. and U.S. National Bank, as Trustee, dated as of December 27, 2018.	8-K	001-36061	4.1	December 28, 2018

4.4	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3).	8-K	001-36061	4.1	December 28, 2018

4.5	Description of Securities.	—	—	—	Filed herewith

10.1#	Benefitfocus, Inc. Management Incentive Bonus Program.	DEF 14A	001-36061	—	April 25, 2014

10.2#	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.	S-1	333-190610	10.8	August 14, 2013

10.3#	Form of Employment Agreement.	S-1	333-190610	10.11	August 14, 2013

10.4#	Form of Indemnification Agreement.	S-1	333-190610	10.12	August 14, 2013

10.5.1	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.5.2	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	001-36061	10.13.1	December 14, 2016

10.6.1	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.6.2	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	001-36061	10.14.1	December 14, 2016

10.7+	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.	—	—	—	Filed herewith

10.8.1	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	001-36061	10.19	March 21, 2014

10.8.2	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	001-36061	10.16.1	December 14, 2016

10.9#	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.	DEF14A	001-36061	—	April 22, 2016

10.10	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	001-36061	10.31	December 14, 2016

10.11	Form of Call Option Transaction Notice.	8-K	001-36061	10.1	December 28, 2018

10.12.1#	Employment Agreement, dated July 2, 2019, by and between Benefitfocus.com and Stephen M. Swad.	10-Q	001-36061	10.26	November 7, 2019

10.12.2#	First Amendment to Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Stephen M. Swad.	8-K	001-36061	10.1	August 26, 2020

10.12.3#	Second Amendment to Employment Agreement, dated May 3, 2021, by and between Benefitfocus.com and Stephen M. Swad.	8-K	001-36061	10.2	May 5, 2021

10.13	Senior Secured Revolving Credit Facility, dated as of March 3, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	10-Q	001-36061	10.26	May 8, 2020

10.14	Guarantee and Collateral Agreement, dated as of March 3, 2020, made by Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	001-36061	10.27	May 8, 2020

10.15	Amendment to Leases between Daniel Island Executive Center, LLC, DIEC II, LLC and Benefitfocus.com, Inc., dated as of March 13, 2020.	8-K	001-36061	10.26	March 19, 2020

10.16	Preferred Stock Purchase Agreement, dated May 22, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K	001-36061	10.1	May 26, 2020

10.17	Consent to Senior Secured Revolving Credit Facility, dated as of May 22, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	8-K	001-36061	10.2	May 26, 2020

10.18	Registration Rights Agreement, dated June 4, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K	001-36061	10.1	June 8, 2020

10.19.1#	Benefitfocus, Inc. Second Amended and Restated Stock Plan, as amended.	8-K	001-36061	10.24.1	June 12, 2020

10.19.2#	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.	S-1	333-190610	10.6	August 14, 2013

10.20.1#	Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Alpana Wegner.	8-K	001-36061	10.2	August 26, 2020

10.20.2#	First Amendment to Employment Agreement, effective February 28, 2022, by and between Benefitfocus.com and Alpana Wegner.	—	—	—	Filed herewith

10.21#	Separation and Release Agreement, dated August 24, 2020, by and between Benefitfocus.com and Raymond A. August.	8-K	001-36061	10.3	August 26, 2020

10.22#	Separation and Release Agreement dated September 29, 2020, by and between Benefitfocus.com and James P. Restivo.	8-K	001-36061	10.1	September 30, 2020

10.23	Amended and Restated Co-Sale and Voting Agreement, dated January 26, 2021, by and between Benefitfocus, Inc., Mason R. Holland, Jr. and BuildGroup LLC.	8-K	001-36061	10.1	February 1, 2021

10.24#	Advisory and Board Observation Agreement, dated January 26, 2021, by and between Benefitfocus, Inc. and Mason R. Holland, Jr.	8-K	001-36061	10.2	February 1, 2021

10.25#	Employment Agreement, dated April 29, 2021, by and between Benefitfocus.com. and Matthew Levin.	8-K	001-36061	10.1	May 5, 2021

10.26#	Form of Independent Director Compensation Agreement.	—	—	—	Filed herewith

21.1	List of Subsidiaries of Registrant.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

___________

#       Management contract or compensatory plan.

+       Certain confidential portions and/or the schedules and attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) or 601(b)(10), as applicable, of Regulation S-K. The Company will furnish copies of the unredacted exhibit to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefitfocus, Inc.

Date: March 3, 2022	By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Douglas A. Dennerline	Chairman of the Board of Directors	March 3, 2022
Douglas A. Dennerline

/s/ Matthew Levin	President and Chief Executive Officer	March 3, 2022
Matthew Levin	(principal executive officer)

/s/ Alpana Wegner	Chief Financial Officer (principal	March 3, 2022
Alpana Wegner	financial and accounting officer)

/s/ A. Lanham Napier	Director	March 3, 2022
A. Lanham Napier

/s/ John Park	Director	March 3, 2022
John Park

/s/ Francis J. Pelzer V	Director	March 3, 2022
Francis J. Pelzer V

/s/ Coretha Rushing	Director	March 3, 2022
Coretha Rushing

/s/ Stephen M. Swad	Director	March 3, 2022
Stephen M. Swad

/s/ Brad Wilson	Director	March 3, 2022
Brad Wilson

/s/ Zeynep Young	Director	March 3, 2022
Zeynep Young

BENEFITFOCUS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Benefitfocus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Benefitfocus, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2022 expressed an unqualified opinion thereon.

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

March 3, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Benefitfocus, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Benefitfocus, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Benefitfocus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tango Health, Inc., which is included in the 2021 consolidated financial statements of the Company and constituted 11% of net assets, as of December 31, 2021 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tango Health, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Benefitfocus, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related and our report dated March 3, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 3, 2022

BENEFITFOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$31,001	$90,706
Marketable securities	37,049	95,085
Accounts receivable, net	16,491	22,240
Contract, prepaid and other current assets	27,615	21,354
Total current assets	112,156	229,385
Property and equipment, net	27,202	29,701
Financing lease right-of-use assets	56,474	68,670
Operating lease right-of-use assets	774	1,107
Intangible assets, net	21,134	10,393
Goodwill	34,237	12,857
Deferred contract costs and other non-current assets	8,864	10,259
Total assets	$260,841	$362,372
Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$10,565	$2,160
Accrued expenses	9,451	6,262
Accrued compensation and benefits	16,411	19,129
Deferred revenue, current portion	27,756	27,782
Lease liabilities and financing obligations, current portion	7,378	5,959
Contingent consideration	675	–
Total current liabilities	72,236	61,292
Deferred revenue, net of current portion	2,377	4,422
Convertible senior notes	107,281	184,308
Lease liabilities and financing obligations, net of current portion	75,758	79,282
Other non-current liabilities	313	2,470
Total liabilities	257,965	331,774
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 1,777,778 shares issued and outstanding at December 31, 2021 and 2020, respectively, liquidation preference $45 per share as of December 31, 2021 and 2020, respectively	79,193	79,193
Stockholders' deficit:
Common stock, par value $0.001, 95,000,000 and 50,000,000 shares authorized, 33,460,545 and 32,327,439 shares issued and outstanding at December 31, 2021 and 2020, respectively	33	32
Additional paid-in capital	431,874	427,431
Accumulated deficit	(508,224)	(476,058)
Total stockholders' deficit	(76,317)	(48,595)
Total liabilities, redeemable preferred stock and stockholders' deficit	$260,841	$362,372

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$263,097	$268,141	$295,686
Cost of revenue	122,713	129,388	144,090
Gross profit	140,384	138,753	151,596
Operating expenses:
Sales and marketing	46,385	52,210	76,049
Research and development	44,696	46,175	54,724
General and administrative	50,886	37,720	45,329
Restructuring costs	4,127	5,616	–
Total operating expenses	146,094	141,721	176,102
Loss from operations	(5,710)	(2,968)	(24,506)
Other income (expense):
Interest income	196	632	2,613
Interest expense	(20,754)	(23,071)	(23,524)
(Loss) gain on repurchase of convertible senior notes	(7,520)	1,138	–
Other expense	(1,338)	(6)	(71)
Total other expense, net	(29,416)	(21,307)	(20,982)
Loss before income taxes	(35,126)	(24,275)	(45,488)
Income tax (benefit) expense	(2,960)	22	27
Net loss	(32,166)	(24,297)	(45,515)
Preferred dividends	(6,400)	(3,662)	–
Net loss available to common stockholders	$(38,566)	$(27,959)	$(45,515)
Comprehensive loss	$(32,166)	$(24,297)	$(45,515)
Net loss per common share:
Basic and diluted	$(1.17)	$(0.87)	$(1.40)
Weighted-average common shares outstanding:
Basic and diluted	33,092,896	32,318,201	32,539,748

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2018	32,017,773	$32	$403,631	$(413,873)	$(10,210)
Cumulative effect adjustment from adoption of new accounting standard	–	–	–	7,686	7,686
Exercise of stock options	24,800	–	134	–	134
Issuance of common stock upon vesting of restricted stock units	732,738	1	(1)	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	13,669	–	319	–	319
Stock-based compensation expense	–	–	21,942	–	21,942
Net loss	–	–	–	(45,515)	(45,515)
Balance, December 31, 2019	32,788,980	$33	$426,025	$(451,702)	$(25,644)
Cumulative effect adjustment from adoption of new accounting standard	–	–	–	(59)	(59)
Exercise of stock options	62,519	–	433	–	433
Issuance of common stock upon vesting of restricted stock units	572,630	–	(1)	–	(1)
Issuance of common stock under ESPP	13,134	–	151	–	151
Cancellation of convertible senior note capped call hedge	(3,651)	–	26	–	26
Equity component of repurchased convertible senior notes	–	–	(412)	–	(412)
Stock-based compensation expense	–	–	14,537	–	14,537
Common stock repurchased	(1,106,173)	(1)	(9,666)	–	(9,667)
Preferred dividends	–	–	(3,662)	–	(3,662)
Net loss	–	–	–	(24,297)	(24,297)
Balance, December 31, 2020	32,327,439	$32	$427,431	$(476,058)	$(48,595)
Exercise of stock options	24,250	–	257	–	257
Issuance of common stock upon vesting of restricted stock units	1,095,740	1	(1)	–	–
Issuance of common stock under ESPP	13,116	–	150	–	150
Cancellation of convertible senior note capped call hedge	–	–	98	–	98
Equity component of repurchased convertible senior notes	–	–	(3,566)	–	(3,566)
Stock-based compensation expense	–	–	13,905	–	13,905
Preferred dividends	–	–	(6,400)	–	(6,400)
Net loss	–	–	–	(32,166)	(32,166)
Balance, December 31, 2021	33,460,545	$33	$431,874	$(508,224)	$(76,317)

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(32,166)	$(24,297)	$(45,515)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	25,581	25,014	22,351
Stock-based compensation expense	13,905	14,537	19,572
Deferred income tax benefit	(3,067)	–	–
Accretion of interest on convertible senior notes	10,234	11,656	11,256
Interest accrual on finance lease liabilities	3,292	97	33
Rent expense less than payments	(63)	(32)	(16)
Non-cash accretion income from investments	930	143	–
Impairment or loss on disposal of right-of-use assets and property and equipment	4,171	918	9
Loss (gain) on extinguishment of debt	7,520	(1,138)	–
Provision for doubtful accounts	–	43	111
Changes in operating assets and liabilities:
Accounts receivable, net	8,615	11,412	(11,875)
Accrued interest on investments	59	(102)	–
Contract, prepaid and other current assets	(5,106)	169	(3,642)
Deferred costs and other non-current assets	1,466	743	2,893
Accounts payable and accrued expenses	11,226	(11,468)	426
Accrued compensation and benefits	(2,788)	3,884	161
Deferred revenue	(7,920)	(6,304)	(14,047)
Other non-current liabilities	(2,387)	2,376	(92)
Net cash and cash equivalents provided by (used in) operating activities	33,502	27,651	(18,375)
Cash flows from investing activities
Purchases of investments held-to-maturity	(91,361)	(104,125)	–
Maturities of investments held-to-maturity	103,410	9,000	–
Sales of investments held-to-maturity	44,997	–	–
Business combination, net of cash acquired	(28,175)	–	(20,914)
Purchases of property and equipment	(11,776)	(13,085)	(13,248)
Net cash and cash equivalents provided by (used in) investing activities	17,095	(108,210)	(34,162)
Cash flows from financing activities
Draws on revolving line of credit	–	10,000	–
Payments on revolving line of credit	–	(10,000)	–
Repurchase of convertible senior notes	(98,678)	(14,619)	–
Payments of debt issuance costs	–	(154)	(357)
Cancellation of convertible senior notes capped call hedge	98	26	–
Proceeds from issuance of preferred stock, net of issuance costs	–	79,192	–
Payment of preferred dividends	(6,400)	(3,662)	–
Repurchase of common stock	–	(9,667)	–
Proceeds from exercises of stock options and ESPP	407	585	453
Payments on financing obligations	(604)	(1,212)	(1,627)
Payments of principal on finance lease liabilities	(5,125)	(10,200)	(5,884)
Net cash and cash equivalents (used in) provided by financing activities	(110,302)	40,289	(7,415)
Net decrease in cash and cash equivalents	(59,705)	(40,270)	(59,952)
Cash and cash equivalents, beginning of year	90,706	130,976	190,928
Cash and cash equivalents, end of year	$31,001	$90,706	$130,976

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$63	$142	$154
Post contract support purchased with financing obligations	$-	$-	$1,287
Supplemental disclosure of cash flow information
Income taxes paid	$62	$22	$28
Interest paid	$10,580	$11,408	$12,374

The accompanying notes are an integral part of the Consolidated Financial Statements.

BENEFITFOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(thousands, except share and per share data)

1. Organization and Description of Business

Benefitfocus, Inc. (the “Company”) provides a leading cloud-based benefits management platform for consumers, employers, health plans (also known as insurance carriers) and brokers that is designed to simplify how organizations and individuals transact benefits. The financial statements of the Company include the financial position and operations of its wholly owned subsidiaries, Benefitfocus.com, Inc., BenefitStore, Inc. and Tango Health, Inc.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for credit losses and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, contingent considerations, incremental borrowing rate used in lease accounting, the determination of the useful lives of assets, and the impairment assessment of acquired intangibles and goodwill. Additionally, as described in revenue and deferred revenue below, estimates are utilized in association with revenue recognition, in particular the estimation of variable consideration using the expected value method from insurance broker commissions reported in Platform revenue. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

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

Revenue from implementation services with employer customers is recognized as those services are performed.

Revenue from support is recognized ratably over the service period.

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

The following tables present information about deferred contract costs:

	As of December 31,
Balance of deferred contract costs	2021	2020
Costs to obtain contracts	$4,418	$5,624
Costs to fulfill contracts	$2,887	$3,639

	Year ended December 31,
Amortization of deferred contract costs	2021	2020	2019
Costs to obtain contracts included in sales and marketing expense	$2,971	$3,275	$3,662
Costs to fulfill contracts included in cost of revenue expense	$1,298	$1,285	$2,790

Cost of Revenue

Cost of revenue primarily consists of employee compensation, professional services, data center co-location costs, networking expenses, depreciation expense for computer equipment directly associated with generating revenue, amortization expense for capitalized software development costs, and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as facilities and security costs, additional depreciation and amortization expense, and employee benefit costs to cost of revenue based on headcount.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

Marketable securities consist of short-term investments in corporate bonds, commercial paper, and U.S. Treasury and agency bonds. During the year ended December 31, 2021, the Company changed the classification of its marketable securities from held-to-maturity to available-for-sale based on its intent to sell the securities. The Company’s available-for-sale marketable securities are recorded at fair value which approximates cost due to the short duration of such securities. Prior to reclassification, the Company’s held-to-maturity marketable securities were recorded at amortized cost and any gains or losses realized upon maturity were reported in other expense, net in the consolidated statements of operations and comprehensive loss.

Debt securities classified as either available-for-sale or held-to-maturity are subject to the expected credit loss model prescribed under ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments”. The Company utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for debt securities at the time the financial asset is originated or acquired. The Company measures expected credit losses on its debt portfolio on a collective basis by major security type. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company’s credit loss calculations for debt securities are based upon historical default and recovery rates of bonds rated with the same rating as its portfolio. An adjustment factor is applied to these credit loss calculations based upon the Company’s assessment of the expected impact from current economic conditions on its investments. The Company monitors the credit quality of debt securities through the use of their respective credit rating and updates them on a quarterly basis. The allowance for credit losses is discussed in Note 6.

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

To manage credit risk related to marketable securities, the Company invests in various types of highly rated corporate bonds, commercial paper, and various U.S. backed securities with maturities of less than two years. In December 2021, the Company updated its investment policy to limit it to money market funds and securities issued by the U.S. Treasury or U.S. government agencies.

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. No customer exceeded 10% of total revenue for the years ended December 31, 2021, 2020 and 2019. No customer exceeded 10% of accounts receivable as of December 31, 2021 and 2020.

Allowance for Credit Losses

The company uses a current expected credit loss model. Accounts receivable and allowance for credit losses are discussed in Note 7.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset might not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated. If such assets are not recoverable, the impairment to be recognized, if any, is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value (discounted cash flow) of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2021 and 2020, management believes that the carrying amount of all long-lived assets are recoverable and has not identified any assets as being for sale.

Goodwill

Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. The Company recorded goodwill in connection with its business combinations. Goodwill is not amortized, but is subject to an annual impairment test, as described below.

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before testing goodwill for impairment for each reporting unit. The reporting units are determined by the components of the Company’s operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs the impairment test by applying a fair-value-based test. The Company compares the fair value of a reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded equal to the difference.

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

The Company determines if an arrangement is a lease at inception. Right of use (“ROU”), assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent an obligation to make lease payments arising from the lease. Leases with a term of 12 months or less are not included in the recognized ROU assets and lease liabilities for all classes of assets.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on information available at commencement date to determine the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives, or initial direct costs. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense. The Company has lease agreements which require payments for lease and non-lease components (e.g. common area maintenance and equipment maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as maintenance costs based on future obligations, are not included in the ROU assets or liabilities. These amounts are expensed as incurred and recorded as variable lease expense.

Financing Obligations

Financing obligations include liabilities for the purchase of software licenses and support.

Advertising

The Company expenses advertising costs as they are incurred. Direct advertising costs for the years ended December 31, 2021, 2020 and 2019 were $329, $308 and $332, respectively.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Stock-Based Compensation

The Company accounts for stock-based compensation awards, which include stock options and restricted stock units (“RSUs”), based on the fair value of the award as of the grant date. The Company recognizes stock-based compensation expense over the period during which the award holder is required to perform services in exchange for the award, which is the vesting period. Compensation expense related to RSUs and stock options is recognized over the vesting period of the applicable award using the straight-line method. Compensation expense related to performance-based restricted stock units, which are accounted for as equity awards, is recognized on an accelerated attribution basis (graded vesting) when it is probable that the performance measure will be met.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options, outstanding warrants, common stock related to unvested restricted stock units and convertible senior notes to the extent dilutive, common stock related to the conversion of preferred stock to the extent dilutive, and common stock issuable pursuant to the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan (“ESPP”). Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Recently Adopted Accounting Standards

Business Combinations

The Company adopted Accounting Standards Update (“ASU”) No. 2021-08. “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” in the interim period ended December 31, 2021, which required retrospective application to the beginning of the fiscal year. The Company applied the provisions of the ASU to its accounting for the acquisition of Tango Health, Inc. in November 2021, the only business combination it completed during 2021. The ASU requires acquirers to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts.

Income Taxes

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

3. Business Combination

On November 19, 2021, the Company purchased 100% of the outstanding stock of Tango Health, Inc., for a total consideration of $28,471.  This acquisition added technology to strengthen the Company’s platform, expand its customer reach, and enhance the value the Company delivers to its Patient Protection and Affordable Care Act (“ACA”) compliance customers.

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of acquisition accounting will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary acquisition accounting will be finalized within one year from the date of acquisition. The Company believes the information gathered to date provides a reasonable basis for estimating the preliminary fair and recorded values of assets acquired and liabilities assumed.

The following table summarizes the preliminary fair value of the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration Transferred
Cash consideration transferred	$31,628
Contingently returnable consideration	(879)
Consideration payable	500
Contingent consideration	675
Fair value of total purchase price consideration	31,924
Cash acquired	(3,453)
Fair value of total purchase price consideration, net of cash acquired	$28,471

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed
Accounts receivable, net	$2,866
Contract, prepaid and other current assets	453
Intangible assets	13,250
Accounts payable and accrued expenses	(435)
Deferred revenue, current portion	(5,849)
Deferred tax liability	(3,194)
Total identifiable net assets	7,091
Goodwill	21,380
Total identifiable net assets and goodwill	$28,471

The goodwill of $21,380 arising from the acquisition relates to the growth of the business through future adaptations of the technology and the growth of the business through new customers. The goodwill recognized from this stock acquisition is not deductible for income tax purposes.

The identifiable intangible assets acquired have a weighted average amortization period of 6.9 years and include developed technology, customer relationships, and trade name.  The Company did not acquire any contingent liabilities as part of the transaction.

The consideration transferred to complete the acquisition includes contingently returnable assets of $879 and contingent consideration of $675 that is measured at fair value. The Company uses a probability weighted value analysis as a valuation technique to estimate future cash flow and subsequently converted those cash flows to a single present value amount. The significant unobservable input used in the fair value of the contingently returnable asset consisted of a certain renewal of a customer relationship to be completed by June 30, 2022. The range of outcomes is materially consistent with the value recorded. The significant unobservable input used in the fair value of the contingent consideration is the attainment of certain sales criteria and the probability outcome assigned to those criteria by January 31, 2022. Significant increases or decreases to either of these inputs would result in a higher or lower asset or liability capped by reasonable assumptions around the assumptions within a relatively short period of time. As of December 31, 2021, none of the contingent consideration amounts had been paid to the sellers, nor had any contingently returnable amounts been released from escrow.

Contract assets and deferred revenue balances were recorded at the book amounts acquired as the contract terms and performance obligations were consistent with the Company's application of the provisions of ASC Topic 606, Revenue from Contracts with Customers. All other assets acquired and liabilities assumed were recorded at preliminary fair and recorded values. The fair value of the assets and liabilities assumed is provisional pending finalization of the Company’s review of supporting records for these assets and liabilities.

The Company incurred $493 in costs related to the acquisition, all of which were recognized in general and administrative expense during the year ended December 31, 2021.

Revenue recognized by the Company related to the operations of and identifiable expenses associated with the acquired business were immaterial for the year ended December 31, 2021.

Supplemental pro forma revenue and earnings information are not presented because the Company determined they were immaterial to the consolidated financial statements. The Company estimates that the difference between pro forma information compared to reported results would not be significant.

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

The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
Anti-Dilutive Common Share Equivalents	2021	2020	2019
Restricted stock units	3,319,578	2,590,877	1,970,555
Stock options	96,553	121,928	206,447
Convertible senior notes	2,277,017	4,161,182	4,513,824
Conversion of preferred stock	5,333,334	5,333,334	-
Total anti-dilutive common share equivalents	11,026,482	12,207,321	6,690,826

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(32,166)	$(24,297)	$(45,515)
Preferred dividends	(6,400)	(3,662)	-
Net loss available to common stockholders	$(38,566)	$(27,959)	$(45,515)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,092,896	32,318,201	32,539,748
Net loss per common share, basic and diluted	$(1.17)	$(0.87)	$(1.40)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories:

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (1)	$24,150	$-	$-	$24,150
Available-for-sale securities (2)	-	37,049	-	37,049
Contingently returnable consideration (3)	-	-	879	879
Total assets	$24,150	$37,049	$879	$62,078
Liabilities:
Contingent consideration (3)	$-	$-	$675	$675
Total liabilities	$-	$-	$675	$675

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (1)	$87,224	$-	$-	$87,224
Total assets	$87,224	$-	$-	$87,224

(1)

Money market mutual funds are classified as cash equivalents in the Company’s consolidated balance sheets, as short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase. The Company’s cash equivalent money market funds have carrying values that approximate fair value.

(2)

During the year ended December 31, 2021, the Company changed the classification of its marketable securities from held-to-maturity to available-for-sale based on its intent for future use of those securities. Amortized cost of these securities approximates their fair value.

(3)

During the year ended December 31, 2021, the Company recorded contingently returnable consideration and contingent consideration as a result of its acquisition of Tango Health, Inc., as described in Note 3. The Company measures the contingently returnable asset and contingent consideration at fair value using significantly unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability weighted value analysis as a valuation technique to estimate future cash flow and subsequently converted those cash flow to a single present value amount. The significant unobservable input used in the fair value of contingently returnable asset consisted of a certain renewal of an agreement to be completed by June 30, 2022. The significant unobservable input used in the fair value of contingent consideration is the attainment of certain sales criteria and the probability outcome assigned to those criteria by January 31, 2022. Significant increases or decreases to either of these inputs would result in a significantly higher or lower asset or liability capped by reasonable assumption criteria within a relatively short period of time, which allowed for specific assumptions, to be applied.

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds. During the year ended December 31, 2021, the Company changed the classification of its marketable securities from held-to-maturity to available-for-sale based on its intent to sell the securities. All marketable securities have contractual maturities of less than one year as of December 31, 2021 and 2020. The following tables present information about the Company’s marketable securities by major security type:

Available-for-Sale Securities

	As of December 31, 2021
Sector:	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Financial	$37,049	$-	$37,049	$-	$-	$37,049
Total	$37,049	$-	$37,049	$-	$-	$37,049

Held-to-Maturity Securities

	As of December 31, 2020
Sector:	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Industrial	$8,993	$-	$8,993	$-	$-	$8,993
Financial	55,943	-	55,943	-	(5)	55,938
Government	30,149	-	30,149	6	-	30,155
Total	$95,085	$-	$95,085	$6	$(5)	$95,086

The fair value of marketable securities in the Government major security type is classified as a Level 1 in the Company’s fair value hierarchy described in Note 5. The fair values of the remaining major security types are classified as Level 2.

During the year ended December 31, 2021, the Company sold investments from its held-to-maturity portfolio to take advantage of opportunities to retire a portion of its convertible senior notes and to acquire Tango Health, Inc. as follows:
	As of December 31, 2021
Sector:	Net Carrying Amount of Sold Securities	Sale Proceeds	Gross Realized Gains Included in Earnings	Gross Realized Losses Included in Earnings
Industrial	$6,319	$6,312	$-	$(7)
Financial	29,647	29,635	3	(15)
Government	9,056	9,050	-	(6)
Total	$45,022	$44,997	$3	$(28)

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

Subsequent to year end, all of the Company’s marketable securities have been converted to cash equivalents.

7. Accounts Receivable, net

Accounts receivable, net include:

	As of December 31,
Accounts receivable, net	2021	2020
Accounts receivable	$18,970	$26,791
Less: Allowance for credit losses	(167)	(200)
Less: Allowance for returns	(2,312)	(4,351)
Total accounts receivable, net	$16,491	$22,240

Accounts receivable are stated at their amortized cost adjusted for any write-offs and allowances for returns. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for credit losses is the best estimate of the amount of expected credit losses related to existing accounts receivable. The Company does not have any off-balance sheet credit exposure related to its customers.

In November 2021, the Company acquired Tango Health, Inc., as described in Note 3. After assessing historical credit losses, the Company determined the impact of the acquisition on the provision for credit losses to be minimal.

	Year ended December 31,
Allowance for credit losses	2021	2020	2019
Beginning of period	$200	$155	$392
Provision for credit losses	34	212	111
Write-offs and recoveries	(67)	(167)	(348)
End of period	$167	$200	$155

The allowances for returns are accounted for as reductions of revenue and are estimated based on the Company’s periodic assessment of historical experience and trends. The Company considers factors such as historical reasons for adjustments, service and delivery issues or delays, and past due customer billings.

	Year ended December 31,
Allowance for returns	2021	2020	2019
Beginning of period	$4,351	$2,760	$3,192
Charged against revenue	756	7,851	3,761
Deductions	(2,795)	(6,260)	(4,193)
End of period	$2,312	$4,351	$2,760

8. Property and Equipment

Property and equipment consists of the following as of December 31:

Property and equipment	2021	2020
Developed software	$64,767	$57,300
Computers and related equipment	36,133	33,872
Purchased software and licenses	31,057	31,362
Leasehold improvements	7,026	7,591
Furniture and fixtures	6,501	7,015
Other equipment	1,601	2,339
Total property and equipment, at cost	147,085	139,479
Accumulated depreciation and amortization	(119,883)	(109,778)
Property and equipment, net	$27,202	$29,701

The following table presents depreciation and amortization expense for the year ended December 31:

Depreciation and amortization expense	2021	2020	2019
Depreciation and amortization expense related to property and equipment	$14,418	$13,516	$11,819

The following table presents depreciation and amortization expense reported in the statement of operations for the year ended December 31:

Depreciation and amortization expense	2021	2020	2019
Cost of revenue	$18,384	$17,469	$14,986
Sales and marketing	1,255	1,479	1,625
Research and development	2,604	2,848	2,963
General and administrative	829	944	844
Total depreciation and amortization expense	$23,072	$22,740	$20,418

The following tables present supplementary information about capitalized software development costs:

	Year ended December 31,
Capitalized software development costs	2021	2020	2019
Capitalized	$7,467	$11,558	$9,784
Amortization expense	$9,117	$7,455	$5,130
Impairment	$-	$620	$-

	As of December 31,
Capitalized software development costs	2021	2020
Net book value	$16,292	$17,942

During the year ended December 31, 2020, the Company recognized an impairment loss related to certain software development projects that were discontinued.  Accordingly, the Company recorded impairment expense $620 in cost of revenue in its consolidated statements of operations.

9. Goodwill and Intangible Assets

The following tables present the changes in goodwill and the gross carrying amounts of the components of goodwill as of December 31:

Changes in goodwill	2021	2020
Goodwill on January 1	$12,857	$12,857
Additions from business combination	21,380	-
Impairment	-	-
Goodwill on December 31	$34,237	$12,857

Gross carrying amounts	2021	2020
Goodwill	$35,907	$14,527
Accumulated impairment loss	(1,670)	(1,670)

Information regarding the Company’s acquisition-related intangible assets is as follows:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$1,190	$(505)	$685	3.1
Developed technology	12,500	(3,829)	8,671	5.1
Customer agreements	16,460	(4,682)	11,778	6.0
Non-compete agreements	126	(126)	-	-
Total	$30,276	$(9,142)	$21,134	5.6

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life (in years)
Trademarks	$840	$(399)	$441	5.2
Developed technology	7,900	(2,436)	5,464	4.2
Customer agreements	8,160	(3,672)	4,488	5.2
Non-compete agreements	126	(126)	-	-
Total	$17,026	$(6,633)	$10,393	4.8

As of December 31, 2021, expected amortization expense for the intangible assets for each of the next five years and thereafter was as follows:

Amortization expense
Year Ending December 31,
2022	$4,292
2023	4,271
2024	4,117
2025	2,998
2026	1,986
Thereafter	3,470
Total	$21,134

Amortization and impairment of acquisition-related intangible assets is as follows:

	Year ended December 31,
Amortization of acquisition-related intangible assets	2021	2020	2019
Amortization expense	$2,509	$2,274	$1,933
Impairment	$-	$-	$-

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

As of December 31, 2021, the Notes were not convertible.

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

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components in proportion to the allocation of proceeds. Transaction costs attributable to the liability component, totaling $4,808, are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $1,550, are included with the equity component in shareholders’ deficit.

During the year ended December 31, 2021, the Company repurchased Notes with an aggregate principal amount of $100,181 and carrying value of $87,592, including accrued interest. The Company paid $98,678 in cash of which $95,113, including broker fees, was allocated to the liability component of the Notes and $3,566 was allocated to the equity component and recorded as an adjustment to additional paid-in capital.  The Company recognized a loss on the extinguishment of the liability in the amount of $7,520, including $501 of broker fees, that is presented separately in other income (expense) in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2020, the Company repurchased Notes with an aggregate principal amount of $18,750 and carrying value of $15,346, including accrued interest. The Company paid $14,619 in cash of which $14,207 was allocated to the liability component of the Notes and $412 was allocated to the equity component and recorded as an adjustment to additional paid-in capital.  The Company recognized a gain on the extinguishment of the liability in the amount of $1,138 that is presented separately in other income (expense) in the consolidated statements of operations and comprehensive loss.

The following table sets forth information about the balances of the Notes as of December 31:

	2021	2020
Liability Component:
Principal	$121,069	$221,250
Less: debt discount, net of amortization	(13,788)	(36,942)
Net carrying amount	$107,281	$184,308
Equity component (a)	52,973	56,539
Remaining discount amortization period (in years)	1.96

(a)	Recorded in the consolidated balance sheets within additional paid-in capital, net of $1,550 transaction costs in stockholders’ deficit.

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2021	2020
1.25% coupon	$2,418	$2,921
Amortization of debt discount and transaction costs	10,234	11,656
Total interest expense	$12,652	$14,577
Effective interest rate on liability component	8.68%	7.83%

As of December 31, 2021, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible senior notes classified in equity) were as follows:

	As of December 31, 2021		As of December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$113,805	$107,281	$192,587	$184,308

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

In connection with the repurchase of the Notes described above, the Company terminated a portion of the capped call transactions which resulted in $98 of cash payments to the Company during the year ended December 31, 2021, which were recorded in additional paid-in capital. During the year ended December 31, 2020, an immaterial amount of cash payments were made to the Company in connection with termination of capped calls and was recorded in additional paid-in capital.

Based on the closing price of the Company’s common stock of $10.66 on December 31, 2021, the if-converted value of the Notes was less than their respective principal amounts.

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

No amounts were borrowed or repaid under the credit facility during the year ended December 31, 2021. During the year ended December 31, 2020, the Company borrowed an aggregate of $10,000 under the credit facility for general operating purposes and repaid an aggregate of $10,000. There were no amounts outstanding under the Company’s revolving line of credit as of December 31, 2021 and 2020. The amount available to borrow was $50,000 and the interest rate was 2.75% as of December 31, 2021.

12. Commitments and Contingencies

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended December 31,
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	2021	2020	2019
Financing cash flows from finance leases	$5,125	$10,200	$5,884
Operating cash flows from finance leases	$4,437	$8,090	$8,527
Operating cash flows from operating leases	$487	$557	$599
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$3,277	$3,593	$4,248
Operating lease liabilities	$-	$-	$1,107

As of December 31, 2021, the Company had no additional significant operating or finance leases that had not yet commenced.

Operating Leases

The Company leases office facilities under various non-cancelable operating lease agreements with original lease periods expiring between 2023 and 2027. Some of the leases provide for renewal terms at the Company’s option. Certain future minimum lease payments due under these operating lease agreements contain free rent periods or escalating rent payment provisions. These leases do not contain purchase options. Lease expense is recognized on a straight-line basis over the lease term as an operating expense.

The components of operating lease expense were as follows:

	Year Ended December 31,
Operating lease expense	2021	2020	2019
Fixed operating lease expense	$324	$414	$705
Short-term lease expense	80	405	33
Variable operating lease expense	99	112	145
Total operating lease expense	503	931	883
Sublease income	(124)	-	(28)
Net operating lease cost	$379	$931	$855

The following table presents the lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases:

Lease Assets and Liabilities	Classification	As of December 31, 2021	As of December 31, 2020
Assets
Operating lease ROU asset - Buildings	Operating lease right-of-use assets	$774	$1,107

Liabilities
Operating lease ROU liabilities, current portion	Lease liabilities, current	$325	$300
Operating lease ROU liabilities, net of current portion	Lease liabilities, non-current	943	1,268
Total operating lease liabilities		$1,268	$1,568

Weighted average remaining lease term (in years)		4.43	5.21
Weighted average discount rate		6.07%	6.04%

In November 2021, the Company entered into a sublease agreement for all of the space under one of its facility operating leases. The rental income from this sublease agreement was less than the Company’s remaining lease commitment for this space. Accordingly, the Company recorded an impairment loss of its ROU operating assets of $96 based on the present value of the payments to be received under the sublease. This impairment expense was included in cost of revenue and operating expenses in the Company’s consolidated statements of operations for the year ended December 31, 2021.

On December 31, 2020, the Company entered into a sublease agreement for all of the space under one of its facility operating leases. The rental income from this sublease agreement was less than the Company’s remaining lease commitment for this space. Accordingly, the Company recorded an impairment loss of its ROU operating assets of $296 based on the present value of the payments to be received under the sublease. This impairment expense was included in cost of revenue and operating expenses in the Company’s consolidated statements of operations for the year ended December 31, 2020.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021:

Operating Leases
Year Ending December 31,
2022	$391
2023	398
2024	175
2025	179
2026	183
Thereafter	123
Total minimum lease payments	1,449
Less: imputed interest	(181)
Total operating lease liabilities	$1,268

Finance Leases

The Company leases three buildings on its Charleston, South Carolina campus classified as finance leases.

During the year ended December 31, 2021, the Company entered into various financing lease arrangements for servers and networking equipment used in operations. Total payments under the various agreement are approximately $3,498, with terms ranging from 33 to 36 months and average annualized payments of approximately $1,166. In connection with these leases, the Company recorded financing ROU assets and financing lease liabilities of $3,277.

On March 13, 2020, the Company executed an amendment to its three leases for office space on its headquarters campus. Pursuant to this amendment, the Company paid the lessor, a former related party, $3,993 for future rent due in the first half of 2021, representing an approximately 17% discount on rent due for those periods. The ROU assets and financing lease liabilities were adjusted to reflect the effect of the amendment and associated payments.

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

The components of finance lease expense were as follows:

	Year Ended December 31,
Finance lease expense	2021	2020	2019
Amortization of ROU assets	$8,654	$9,224	$8,599
Interest on lease liabilities	7,826	8,051	8,535
Variable finance lease expense	173	46	53
Total finance lease expense	16,653	17,321	17,187
Sublease income	(275)	-	-
Net finance lease cost	$16,378	$17,321	$17,187

The following table presents the lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s finance leases:

Lease Assets and Liabilities	Classification	As of December 31, 2021	As of December 31, 2020
Assets
Finance lease ROU asset	Finance lease right-of-use assets, net	$80,978	$85,040
Finance lease ROU accumulated amortization	Finance lease right-of-use assets, net	(24,504)	(16,370)
Finance lease ROU assets, net		$56,474	$68,670

Liabilities
Finance lease ROU liabilities, current portion	Lease liabilities, current	$7,050	$5,034
Finance lease ROU liabilities, net of current portion	Lease liabilities, non-current	74,806	77,916
Total finance lease liabilities		$81,856	$82,950

Weighted average remaining lease term (in years)		9.44	10.31
Weighted average discount rate		10.44%	9.53%

In April 2021, the Company entered into a non-cancellable sublease agreement for part of one building on its headquarters campus. The sublease term expires May 31, 2028 and may be renewed at the option of the sublessee through November 30, 2031. Because market conditions and value have declined since the Company entered into its lease, in part due to the COVID-19 pandemic, payments to the Company under the sublease are less than its current obligation for the asset. Accordingly, the Company recorded an impairment loss of the financing lease ROU asset of $4,003 based on the excess of the carrying amount over the calculated fair value of the sublease. This impairment expense was included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021

The following table presents the maturity of the Company’s finance lease liabilities as of December 31, 2021:

Finance Leases
Year Ending December 31,
2022	$14,371
2023	12,260
2024	12,116
2025	11,596
2026	11,943
Thereafter	65,311
Total minimum lease payments	127,597
Less: imputed interest	(45,741)
Total finance lease liabilities	$81,856

Financing Obligations

Financing obligations were $13 and $722, as of December 31, 2021 and 2020, respectively, and consist primarily of obligations for software licensing and support.

Contractual Commitments

The Company has $8,785 of non-cancellable contractual commitments as of December 31, 2021, primarily related to the purchase of software and maintenance contracts. These commitments are not accrued in the consolidated balance sheets of the Company. The following table presents the non-cancellable contractual commitments:

Purchase Commitments
Year Ending December 31,
2022	$8,209
2023	576
Thereafter	-
Total purchase commitments	$8,785

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

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of December 31, 2021, the Company has paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

Each holder of the Preferred Stock has the right, at its option, to convert its shares of the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of the common stock, at any time and from time to time. The number of shares of the common stock into which a share of the Preferred Stock will convert at any time is equal to the quotient obtained by dividing its stated value then in effect plus any accumulated and unpaid Regular Dividends by its conversion price of $15.00. The conversion price is subject to customary anti-dilution adjustments including adjustments in the event of any stock split, stock dividend, recapitalization or similar events. At closing, before payment of any dividends in kind, the 1,777,778 shares of the Preferred Stock were convertible into 5,333,334 shares of common stock.

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

14. Stock-Based Compensation

Employee Stock-based Compensation Plan

The Company maintains the Second Amended and Restated 2012 Stock Plan, as amended, (the “2012 Plan”) and previously had in place the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”), which expired in 2020. Pursuant to the 2012 Plan, the Company has reserved 5,111,619 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2012 Plan, effective on January 31, 2012, serves as the successor to the 2000 Plan and permits the granting of incentive stock options, non-statutory stock options, stock bonuses, stock purchase rights, stock appreciation rights, and restricted stock units and awards. Shares available for grant under the 2000 Plan, which were reserved but not issued or subject to outstanding awards under the 2000 Plan as of the effective date of the 2012 Plan, were added to the reserves of the 2012 Plan. As of December 31, 2021, no awards were outstanding under the 2000 Plan. As of December 31, 2021, the Company had 2,050,954 shares allocated to the 2012 Plan, but not yet issued.

The Company has issued two types of awards under these plans: stock options and RSUs. The following table sets forth the number of awards outstanding for each award type:

	As of December 31,
Award type outstanding - 2012 Plan	2021	2020	2019
Restricted stock units	2,964,112	2,590,877	1,970,555
Stock options	96,553	121,928	206,447

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

In May 2021, the Company reserved 355,466 shares of its common stock for issuance in connection with hiring its Chief Executive Officer in the form of inducement grants comprising 248,826 RSUs and 106,640 performance RSUs under Nasdaq Listing Rule 5635(c)(4). These RSUs were issued outside of the Company’s 2012 Plan but are intended to be subject to the terms and conditions of the 2012 Plan and are included in stock-based compensation expense.

Compensation expense related to stock-based awards is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31:

Stock-based compensation expense	2021	2020	2019
Cost of revenue	$2,081	$3,703	$3,569
Sales and marketing	2,876	3,081	3,799
Research and development	1,644	2,555	3,265
General and administrative	7,304	5,198	8,939
Total stock-based compensation expense	$13,905	$14,537	$19,572

The total compensation cost related to non-vested awards not yet recognized as of December 31, 2021 was $30,055 and will be recognized over a weighted-average period of approximately 2.9 years.

Restricted Stock Units

During 2021, the Company granted RSUs under the 2012 Plan. Restricted stock units granted to employees vest in equal annual installments over terms that range from one to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting.

The summary of unvested restricted stock units under the 2012 Plan is as follows:

	Restricted stock units	Weighted average grant date fair value
Unvested at December 31, 2020	2,590,877	$14.40
Granted	2,811,624	13.23
Forfeited	(1,342,649)	12.76
Vested	(1,095,740)	15.07
Unvested at December 31, 2021	2,964,112	$13.71

As of December 31, 2021, the number and intrinsic value of restricted stock units under the 2012 Plan expected to vest was 2,749,586 and $29,311, respectively.  The aggregate fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $14,877, $6,132 and $32,065, respectively.

Included in the grants of 2021 restricted stock units are performance restricted stock units for which vesting is contingent upon meeting various financial targets to support growth initiatives. The Company granted 699,504 performance restricted stock units to officers and certain employees with an aggregate grant-date fair value of $9,693. The actual number of shares issued upon vesting could range from 0% to 100%. As of December 31, 2021, there were 532,527 performance restricted stock units outstanding with a weighted average grant-date fair value of $14.60 per unit, of which 318,001 units with a weighted average grant-date fair value of $15.14 per unit were expected to vest.

Stock Options

The following is a summary of the option activity for the year ended December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2020	121,928	$11.73
Granted	-	-
Exercised	(24,250)	10.57
Forfeited	(1,125)	10.66
Expired	-	-
Outstanding balance at December 31, 2021	96,553	$12.04	1.1	$16
Exercisable at December 31, 2021	96,553	$12.04	1.1	$16
Vested and expected to vest at December 31, 2021	96,553	$12.04	1.1	$16

The aggregate intrinsic value of employee options exercised during the years ended December 31, 2021, 2020, and 2019 was $96, $219 and $958, respectively. No stock options were granted during the years ended December 31, 2021, 2020 and 2019.

Inducement Grants

As descried above, the Company issued inducement grants comprising 248,826 RSUs which vest in equal annual installments over four years from the grant date. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The Company also granted 106,640 performance RSUs with an aggregate derived fair value of $1,069. The performance RSUs vest in a single installment if the Company’s closing stock price is at least $23.00 for a period of 20 consecutive trading days occurring after the second anniversary of the grant and prior to the fifth anniversary of the grant. If this price-based requirement is met before the third anniversary of the grant date, then the performance RSUs will vest on the third anniversary of the grant date subject to continued service to the Company. If this price-based requirement is met after the third anniversary but prior to the fifth anniversary of the grant date, then the performance RSUs will vest on the date the price requirement is met subject to continued service to the Company. The Company amortizes the aggregate derived fair value of the stock subject to the performance RSUs on a straight-line basis over the derived service period of 2.3 years from the date of grant.

As of December 31, 2021, the number and intrinsic value of RSUs under inducement grants expected to vest was 355,466 and $3,789, respectively.

15. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

The Company maintains the ESPP pursuant to which the Company has reserved 85,455 shares of its common stock for purchase by its employees who meet certain criteria. Under the ESPP, eligible employees may purchase the Company’s common stock through accumulated payroll deductions. Options to purchase shares are granted twice yearly on or about January 1 and July 1 and exercisable on or about the succeeding June 30 and December 31, respectively, of each year. Shares are purchased at acquisition prices equal to 95% of the fair market value of the Company’s common stock at the purchase date. No participant may purchase more than $12 worth of the Company’s common stock in a six-month offering period.

At December 31, 2021, the Company had reserved a total of 10,885,874 of its authorized 95,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	96,553
Restricted stock units	3,319,578
Available for future issuance under stock award plans	2,050,954
Available for future issuance under ESPP	85,455
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	10,885,874

At the Company’s annual meeting of stockholders held in June 2021, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended to increase the total number of authorized shares of common stock reserved for issuance thereunder from 50,000,000 to 95,000,000 shares.

In December 2019, the Company’s Board of Directors approved a stock repurchase program for the potential repurchase of up to $20,000 of its outstanding common stock. Under the stock repurchase program, the Company is authorized to purchase shares of its common stock through various means, including open market or privately negotiated transactions. The program has no time limit and may be suspended for periods or discontinued at any time by the Board of Directors. Repurchases under the program will be funded by the Company’s existing cash and cash equivalents or future cash flow. Any shares acquired will be available for general corporate purposes.

Under its stock repurchase program, the Company purchased 1,106,173 shares of its outstanding common stock, for an aggregate of $9,667 during the year ended December 31, 2020. All of these shares have been cancelled and returned to its pool of authorized shares to be used for general purposes. No outstanding common stock was repurchased during the year ended December 31, 2021.

16. Revenue

Disaggregation of Revenue

The following table provides information about disaggregation of revenue by service line:

	Year ended December 31
	2021	2020	2019
Service line
Subscription	$178,759	$179,743	$195,091
Platform	39,576	35,101	33,654
Total software services	$218,335	$214,844	$228,745
Professional services	44,762	53,297	66,941
Total	$263,097	$268,141	$295,686

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
As of December 31, 2021
Contract assets	$15,105	$18,051
Contract liabilities
Deferred revenue	$32,204	$30,133

As of December 31, 2020
Contract assets	$16,685	$15,105
Contract liabilities
Deferred revenue	$38,508	$32,204

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during the years ended December 31, 2021 and 2020.

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

During the years ended December 31, 2021 and 2020, there were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the years ended December 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the periods was $29,142 and $33,092, respectively.

The Company added deferred revenue of $5,849 as a result of a business combination during the year ended December 31, 2021.

The Company recorded favorable adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods of $3,784 and $4,374 during the years ended December 31, 2021 and 2020, respectively.

Performance Obligations

As of December 31, 2021, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $276,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

17. Employee Benefit Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”) covering substantially all employees. Employees are eligible to participate in the 401(k) Plan after one day of service and upon attainment of age 21, and may elect to defer an amount or percentage of their annual compensation up to amounts prescribed by law. The Company makes discretionary matching contributions to employee plan accounts. During each of the years ended December 31, 2021, 2020 and 2019, the Company matched 50% of the employees’ contribution, with the match limited to 3% of qualifying compensation. Employee vesting in matching company contributions occurs at a rate of 20% per year after one year of service. During the years ended December 31, 2021, 2020, and 2019, employer matching contributions were $2,217, $2,790 and $3,370, respectively.

18. Income Taxes

The Company's effective tax rate for the year ended December 31, 2021, was 8.5%. Current tax expense relates to estimated state income taxes. A deferred tax benefit was recognized as a result of acquired deferred tax liabilities in connection with the acquisition of Tango Health, Inc. which resulted in a partial release of the valuation allowance.

The Company files income tax returns in the U.S. for federal and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years 2018 through 2020 as well as state income tax examinations for various years depending on statutes of limitations of those jurisdictions.

The following table summarizes the components of income tax expense for the years ended December 31:

Current:	2021	2020	2019
Federal	$-	$-	$-
State and local	107	22	27
Total current expense	$107	$22	$27
Deferred:
Federal	$(3,067)	$-	$-
State and local	-	-	-
Total deferred taxes	$(3,067)	$-	$-

Reconciliation between the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company’s income tax provision is as follows for the years ended December 31:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State income taxes, net of federal benefit	4.7%	1.8%	8.2%
Change in state tax rates	(28.3%)	3.8%	2.9%
Change in valuation allowance	15.8%	(13.7%)	(33.7%)
State tax credits	(0.3%)	(0.6%)	1.4%
Stock-based compensation	(3.2%)	(11.5%)	2.5%
Section 162(m)	(0.9%)	(0.2%)	(1.2%)
Other permanent items	(0.3%)	(0.6%)	(1.1%)
Income tax provision effective rate	8.5%	0.0%	0.0%

The significant components of the Company’s deferred tax asset and liability were as follows as of December 31:

Deferred tax assets relating to:	2021	2020
Net operating loss carryforwards	$82,398	$93,408
Deferred revenue	7,873	7,499
Commissions and incentive accrual	839	1,945
Deferred rent	129	136
State tax credits	8,509	8,414
Stock-based compensation	2,273	2,684
Compensation and other accruals	1,618	1,455
Finance lease right-of-use liabilities	20,636	22,567
Total gross deferred tax assets	124,275	138,108
Deferred tax liabilities
Finance lease right-of-use assets	$(14,755)	$(20,193)
Property and equipment and intangible assets	(6,955)	(4,366)
Convertible debt	(4,468)	(9,806)
Total gross deferred tax liabilities	(26,178)	(34,365)
Deferred tax assets less liabilities	98,097	103,743
Less: valuation allowance	(98,223)	(103,743)
Net deferred tax asset (liability)	$(126)	$-

The Company is in a net deferred tax liability due to the limitation on the utilization of net operating losses in the indefinite life period is limited to 80% of taxable income in accordance with the Tax Cuts and Jobs Act. The deferred tax liability is recorded as part of “other non-current liabilities” on the Company’s consolidated balance sheets.

As of December 31, 2021 and 2020, the Company’s gross deferred tax was reduced by a valuation allowance of $98,223 and $103,743, respectively.

The valuation allowance decreased by $5,520 and increased by $1,226 during the years ended December 31, 2021 and 2020, respectively. The valuation allowance decrease in 2021 resulted primarily from changes in the deferred tax assets related to convertible debt, leases and the acquisition of Tango Health, Inc. The valuation allowance increase in 2020 resulted primarily from changes in the deferred tax assets related to compensation and other accruals and finance lease right-of-use liabilities. The following table provides information about the Company’s deferred tax valuation allowance:

	Year ended December 31,
Deferred tax valuation allowance	2021	2020	2019
Beginning of period	$103,743	$102,517	$82,308
Additions charged against expenses	-	1,226	22,446
Deductions	(5,520)	-	(2,237)
End of period	$98,223	$103,743	$102,517

Net operating loss carryforwards for federal income tax purposes were approximately $321,373 and $326,944 at December 31, 2021 and 2020, respectively. State net operating loss carryforwards were $290,783 and $294,442 at December 31, 2021 and 2020, respectively. The federal and state net operating loss carryforwards will expire at various dates during 2022 through 2039, if not utilized. Net operating loss carryforwards and credit carryforwards reflected above may be limited due to historical and future ownership changes.

South Carolina jobs tax credit and headquarters tax credit carryovers of $10,981 and $11,088 were available at December 31, 2021 and 2020, respectively. Headquarters credits are expected to be used to offset future state income tax license fees. The credits expire in various amounts during 2022 through 2035.

The Company follows ASC Subtopic 740-10 for accounting for unrecognized tax benefits. As of December 31, 2021, the Company had gross unrecognized tax benefits of $469. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31:

	2021	2020	2019
Balance at beginning of year	$437	$437	$437
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions in prior years	103	-	-
Reductions for tax positions of prior years	-	-	-
Reductions for tax positions due to lapse of statute	(71)	-	-
Settlements	-	-	-
Balance at end of year	$469	$437	$437

At December 31, 2021, of the $469 liabilities for unrecognized tax benefits $103 could impact the Company’s effective tax rate, if recognized. The Company expects the unrecognized tax benefits to change by $128 within the next twelve months.

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

Substantially all assets were held and all revenue was generated in the United States during the years ended December 31, 2021, 2020 and 2019.

20. Related Parties

Series A Preferred Stock

As described in Note 13, the Company sold 1,777,778  shares of Preferred Stock to an entity whose Chief Executive Officer is a member of the Company’s Board of Directors. In connection with this transaction, the Company reimbursed the Buyer $150 for fees incurred in closing the sale of Preferred Stock in June 2020. The Company paid dividends of $6,400 and $3,662 to the Buyer for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company paid management oversight fees of $286 and $229 to the Buyer for the years ended December 31, 2021 and 2020, respectively. There were no management oversight fees due to the Buyer as of December 31, 2021 and 2020.

Leasing Arrangements

The Company leases its office space at its Charleston, South Carolina headquarters campus under the terms of three non-cancellable leases from entities that are or have been affiliated with a significant stockholder who was a former executive and Company director. In June 2021, the stockholder resigned as a director and executive chairman. As a result, the Company no longer considers these entities to be related parties as of July 1, 2021. The Company’s headquarter campus building leases are accounted for as financing lease right-of-use assets and lease liabilities on the Consolidated Balance Sheets. The lease agreements have 15-year terms ending on December 31, 2031, with Company options to renew for five additional years. The arrangements provide for 3.0% fixed annual rent increases.

For the period January 1, 2021 to June 30, 2021, payments under these agreements were $1,241. Payments under these agreements were $15,137 and $10,884 for the years ended December 31, 2020 and 2019, respectively. Amounts due to the related parties were $667 as of December 31, 2020 and were recorded in “Accrued expenses”. Payments made during the year ended December 31, 2020 include amounts paid in connection with the amendment of these leases described in Note 12.

Other Related Party Expenses

The Company utilizes the services of various companies that are owned and controlled by a significant stockholder who was also the former executive chairman and Company director. In June 2021, the stockholder resigned as a director and executive chairman. As a result, the Company no longer considers these companies to be related parties as of July 1, 2021. The companies provide construction project management services, private air transportation and other services. For the period January 1, 2021 to June 30, 2021, expenses related to these companies were $37. Expenses related to these companies were $177 and $256 for the years ended December 31, 2020 and 2019, respectively. Amounts due to the related parties were de minimis as of December 31, 2020.