Form 10-K/A
period 2021-12-31
Benefitfocus, Inc.
filed 2022-05-02
CIK 1576169

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
The number of shares of the registrant’s common stock outstanding as of March 1, 2022 was 33,516,732.

Auditor Firm PCAOB ID: 42	Auditor name: Ernst & Young LLP	Auditor location: Charlotte, North Carolina

EXPLANATORY NOTE
On March 4, 2022, Benefitfocus, Inc. filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Original Form
10-K”).
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
Our definitive proxy statement for the 2022 annual meeting of stockholders will not be filed within 120 days of the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form
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
Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.
As used in this Amendment, the terms “Benefitfocus, Inc.,” “Benefitfocus,” “Company,” “company,” “we,” “us,” and “our” mean Benefitfocus, Inc. and its subsidiaries unless the context indicates otherwise.

Benefitfocus, Inc.
Form
10-K
For Year Ended December 31, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Background and Qualifications
The names of the members of our board of directors, their respective ages, their positions with Benefitfocus, and other biographical information as of April 20, 2022 are set forth below. There is no family relationship between any director or executive officer of our Company.

Name	Age	Position(s) with Benefitfocus	Director Since
Matthew Levin	48	President and Chief Executive Officer, Director	May 2021
Douglas A. Dennerline	63	Director, Chairman	August 2014
Alexander Lerner	38	Director	April 2022
A. Lanham Napier	51	Director	September 2014
John J. Park	60	Director	July 2021
Coretha M. Rushing	66	Director	March 2021
Stephen M. Swad	60	Director	August 2020
James Bradley Wilson	69	Director	October 2021
Zeynep Young	51	Director	January 2021
Matthew Levin - President, Chief Executive Officer & Common Stock Director
Matthew Levin has been our President, Chief Executive Officer and a member of the board of directors since May 2021. He previously served as the Chief Strategy Officer of Automatic Data Processing, Inc. (ADP) (NASDAQ: ADP), a leading provider of human capital management solutions, from November 2018 until his recent appointment. Prior to joining ADP, Mr. Levin was a Managing Partner of Psilos Group Managers, a growth equity firm where he specialized in technology-enabled services investments, from January 2017 to October 2018. Prior to joining Psilos Group Managers, he was Executive Vice President and Head of Global Strategy of Aon plc (NYSE: AON), a leading professional services firm providing a broad range of risk, retirement and health solutions, from August 2011 to December 2016. Prior to Aon, Mr. Levin served as Senior Vice President of Corporate Development and Strategy for Hewitt Associates, a leader in health, retirement and human capital consulting, and outsourcing services. He was a core member of the team that led the $4.9 billion merger between Aon Consulting and Hewitt Associates, creating an industry-leading benefits and human resources solutions firm. Earlier in his career, he served as Senior Vice President of Corporate Development and Strategic Planning for IHS Inc. and as Vice President, Global Operations Officer for the human capital solutions business at Hudson Highland Group, Inc. Mr. Levin began his career in the First Scholar Program at First Chicago NBD, now JP Morgan Chase, before serving as a management consultant at Sibson & Company. Mr. Levin holds a master’s degree in business administration from the University of Chicago Booth School of Business and a bachelor’s degree from Northwestern University.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
We believe Mr. Levin’s experience as a public company executive at multiple leading human resource solutions businesses, ability to devise and execute on growth strategies, successful dealmaking and investing track record and familiarity with software-focused technology companies brings to the board of directors important skills and qualify him to serve on the board.
Douglas A. Dennerline - Common Stock Director, Chairman
Doug Dennerline has served as a member of the board of directors since August 2014. He is currently Chief Executive Officer and Executive Chairman of BetterWorks Systems, Inc. From January 2013 to March 2018, he was Chief Executive Officer and on the board of directors of Alfresco Software, Inc. and was previously President and a director of SuccessFactors, Inc. Prior to joining SuccessFactors, Mr. Dennerline was Executive Vice President of Sales, Americas and Europe, Middle East and Africa for Salesforce.com, Inc. (NYSE: CRM). He is currently serving on the boards of VBrick Systems, Inc. AmplifiedAg, Inc., Aktana, Inc., and PTO Exchange, and previously served on the board of SugarCRM Inc. Mr. Dennerline holds a B.S. in Business Administration from Arizona State University.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
We believe Mr. Dennerline’s experience as chief executive officer of a software company and familiarity with the software industry brings to the board of directors important skills. In addition, his experience as a director of a software and technology company brings to the board critical skills related to financial oversight of complex organizations, strategic planning, and corporate governance. All of this qualifies him to serve on the board and as the Chairman of the board.

Alexander Lerner - Common Stock Director
Alexander Lerner is currently an Investment Partner at Indaba Capital Management, L.P. (“Indaba”). Mr. Lerner joined Indaba in 2010, and following his graduation from business school in 2014, rejoined Indaba and was elected Partner in 2016. Prior to joining Indaba, Mr. Lerner was an analyst in the Mergers & Acquisitions Group at Lazard Ltd. Mr. Lerner currently serves on the board of directors of 826 Valencia. Mr. Lerner earned an M.B.A. from the Graduate School of Business at Stanford University and graduated from Stanford University with a B.A. in English.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
We believe Mr. Lerner’s strategic transaction experience and corporate finance experience qualifies him to serve on the board.
A. Lanham Napier - Preferred Stock Director
Lanham Napier has served as a member of the board of directors since September 2014. Mr. Napier is a
Co-Founder,
Co-Chief
Executive Officer, and member of the board of managers of BuildGroup Management, LLC. BuildGroup Management, LLC is a privately held company based in Austin, Texas, that operates and invests in emerging software companies in select technology categories. Affiliates of BuildGroup Management, LLC hold all of the outstanding shares of our Preferred Stock. Mr. Napier is also
Co-Chief
Executive Officer and chairman of the board of Build Acquisition Corp. (NYSE: BGSX), a blank check company focusing on software companies and technology-enabled services. Mr. Napier was formerly the Chief Executive Officer of Rackspace Hosting, Inc. (NYSE: RAX), which was acquired by Apollo Global Management, LLC. At various times during his 14 years at Rackspace, he also served in other capacities at the company, including as its President, Chief Financial Officer, and member of its board of directors. Prior to that, Mr. Napier was an analyst at Merrill Lynch & Co., Inc. Mr. Napier serves on the board of directors of Flō Networks (f/k/a Transtelco, Inc.), Teal Systems, LLC (and its affiliates), DigniFi Tech Inc., and Leading Quality Assurance Limited, among others. Mr. Napier holds an M.B.A. from Harvard University and a B.A. in Economics from Rice University.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
We believe Mr. Napier’s experience as chief executive officer of a public company, familiarity with the software industry and his experience as a director of a software company brings to the board of directors critical skills related to strategic planning and corporate governance and qualifies him to serve on the board.
John J. Park - Common Stock Director
John Park has served as an operations advisor for Advent International Corporation, a leading global private equity investor, since April 2020. From August 2016 to August 2018, he was Executive Vice President, Operations and Chief Financial Officer for The Warranty Group, a provider of global specialty insurance services backed by TPG Capital and sold to Assurant, Inc. Prior to that, from June 2015 to July 2016, he was Chief Financial Officer at Hotel Investors Trust, Inc., a hospitality REIT backed by Starwood Capital Group, L.P. Earlier in his career, Mr. Park was Chief Financial Officer of public company Hewitt Associates, Inc. (later sold to Aon Corporation), a leader in health, retirement and human capital consulting and outsourcing services. Prior to Hewitt Associates, Inc., he was founding Chief Financial Officer of Orbitz, LLC, a global travel portfolio. Mr. Park previously served on the board of directors of then-public company APAC Customer Services, Inc. from August 2004 to September 2010, as well as on the board of Aperture New Holdings Inc./OptionsHouse, LLC from August 2015 to September 2016. Mr. Park holds a B.A. in Economics from Oberlin College and an M.B.A. from the University of Michigan.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
We believe Mr. Park’s experience as an accomplished finance and operations leader with a track record leading strategic transformations for companies in the technology, business services and consumer sectors qualifies him to serve on the board.
Coretha M. Rushing - Common Stock Director
Coretha Rushing has served as a member of the board of directors since March 2021. Ms. Rushing is Managing Director of The ExCo Group (f/k/a Merryck & Co. Americas, LLC), a global executive coaching and mentoring firm. Since January 2019, Ms. Rushing has also provided human resources consulting and coaching through her company CR Consulting Alliance, LLC. From May 2006 to December 2019, she was Corporate Vice President and Chief Human Resources Officer of Equifax Inc. (NYSE: EFX). Prior to that, from April 1996 to June 2005, she was Senior Vice President, Chief Human Resources Officer at The Coca-Cola Company (NYSE: KO). Ms. Rushing currently serves on the board of directors and compensation committees of 2U, Inc. (NASDAQ: TWOU), ThredUp Inc. (NASDAQ: TDUP) and Plastiq Inc. and is an external board advisor for Spencer Stuart consulting firm. She previously served on the board, including most recently as Chair and then Chair Emeritus, of the Society for Human Resource Management. Ms. Rushing holds a B.S. in Industrial Psychology from East Carolina University and an M.Ed. in Human Resources and Counseling from The George Washington University.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
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

Stephen M. Swad -  Common Stock Director
Steve Swad has been a member of the board of directors since August 2020. He currently serves as the President and Chief Operating Officer of Apptopia, Inc. He previously served as our Chief Executive Officer from August 2020 to May 2021 and Strategic Advisor to our Chief Executive Officer from May 2021 to September 2021, during which time he also served on our board, and as Chief Financial Officer from July 2019 to August 2020. He also had previously served on our board from December 2013 until July 2019. From January 2016 until July 2019, Mr. Swad served as Chief Financial Officer of Vox Media, LLC. From February 2012 until April 2015, Mr. Swad served as the President, Chief Executive Officer, and a director of then-public Rosetta Stone Inc. He was previously its Chief Financial Officer beginning in November 2010. Prior to joining Rosetta Stone, Mr. Swad served as the Executive Vice President and Chief Financial Officer of Comverse Technology, Inc., beginning in May 2009. Prior to that, he served as Executive Vice President and Chief Financial Officer of Federal National Mortgage Association (Fannie Mae) (OTCQB: FNMA) from May 2007 until August 2008. He has also held various senior financial management positions with then-public companies, including AOL Inc. and Time Warner Inc. (now known as Warner Media, LLC) and its subsidiaries. Mr. Swad, a former partner of KPMG LLP, has also served as a Deputy Chief Accountant at the SEC. He currently serves on the board of McLean Mortgage Corporation and previously served on the board of Eloqua, Inc. from August of 2011 until February 2013, including between August 2012 and February 2013, during which time it was a publicly held company. Mr. Swad holds a B.A. in business administration from the University of Michigan.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
Among other experience, qualifications, attributes and skills, we believe Mr. Swad’s financial and accounting experience, ability to lead public companies, and familiarity with consumer-facing technology companies bring to the board of directors important skills related to corporate finance and governance, and qualify him to serve on the board.
James Bradley Wilson - Common Stock Director
Brad Wilson has served as a member of the board of directors since October 2021. Mr. Wilson retired from Blue Cross and Blue Shield of North Carolina (“BCBSNC”) in 2018, after joining the company in 1995. Mr. Wilson served in a variety of senior level positions while at BCBSNC, including most recently as President and Chief Executive Officer since 2010, and prior to that as Executive Vice President, Chief Operating Officer, Executive Vice President, Chief Administrative Officer and Corporate Secretary, and Senior Vice President, General Counsel and Corporate Secretary. Mr. Wilson served as General Counsel to North Carolina Governor James B. Hunt Jr. from 1992 to 1995. From 1978 to 1992, he was in the private practice of law at Carpenter, Wilson, Cannon and Blair, P.A., serving as Managing Partner from 1988 to 1992. Mr. Wilson has been an Executive in Residence at North Carolina Agricultural & Technical State University since May 2021 and was an Executive in Residence at Wake Forest University from 2018 to 2021. He also has been engaged as a consultant with SAS Institute Inc. since 2018. From 2019 to 2020, Mr. Wilson was a consultant with the Centers for Medicare and Medicaid Services in Washington, DC. From 2018 to 2020, he was the Chancellor’s Senior Advisor for Business at the University of North Carolina at Chapel Hill. From 2018 to 2020, Mr. Wilson was also an advisor to the Kenan Flagler Business School’s Center for the Business of Healthcare and Gillings School of Public Health. During this period, he served as adjunct faculty and lecturer at the Gillings School of Public Health and also lectured at the Kenan Flagler Business School. Mr. Wilson currently serves on the board of directors of Cecelia Health, Inc., CliniStart, Inc., Halcyon Health, Inc., Ilumivu, Inc., Lucerno Dynamics, LLC, Reliant Immune Diagnostics, and Risalto Health Inc., and the boards of advisors of Advaita Health Ventures, CitiusTech Inc., Flipt, LLC, Health Catalyst Capital Management LLC, and Mako Medical Laboratories, LLC. Mr. Wilson holds a B.A. in History and an honorary doctorate from Appalachian State University, an M.A. in Liberal Studies from Duke University, and a J.D. from Wake Forest University.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
We believe Mr. Wilson’s experience as president and chief executive officer of the largest health insurer in the state of North Carolina, familiarity with the health care industry and his experience as a director of several companies in the healthcare space brings to the board of directors critical skills related to strategic planning and corporate governance and qualifies him to serve on the board.
Zeynep Young - Preferred Stock Director
Zeynep Young has served as a member of the board of directors since January 2021. Since October 2021, Ms. Young has served as the Chief Executive Officer of TeleVet, Inc., a provider of technology solutions for veterinary teams. Since December 2020, Ms. Young has served as Operating Partner for BuildGroup Management, LLC. BuildGroup Management, LLC is a privately held company based in Austin, Texas, that operates and invests in emerging software companies in select technology categories. Ms. Young is also
Co-Chief
Executive Officer and a director of Build Acquisition Corp. (NYSE: BGSX), a blank check company focusing on software companies and technology-enabled services. From March 2020 until December 2020, she was the Chief Executive Officer of

Calytera, Inc., acquired by Granicus LLC in October 2020. Prior to that, she was a venture partner and advisor for Next Coast Ventures, LLC, which she joined in March 2017. Ms. Young was the Founder and Chief Executive Officer of Double Line, Inc. from February 2009 until January 2016. She was Portfolio Director, Texas for The Michael & Susan Dell Foundation from October 2005 through February 2009, where she oversaw a portfolio of investments in market-leading technologies in education and healthcare. Ms. Young began her career at McKinsey & Company in 1997. Ms. Young previously served as a member of the board of directors and compensation committee of Cipherloc Corporation (OTCQB: CLOK) from August 2019 until January 2021. Ms. Young also serves on the boards of Texas 2036 and Texas Book Festival. Ms. Young holds an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. in Economics and Sociology from Rice University.
Experience, Skills and Qualifications of Particular Relevance to Benefitfocus
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
Committees of the Board of Directors
The following table provides membership information of our directors on each committee of our board of directors as of April 20, 2022.

	Audit Committee	Compensation & Talent Committee	Nominating & Governance Committee
Douglas A. Dennerline
Alexander Lerner
John J. Park
Coretha M. Rushing
James Bradley Wilson
Zeynep Young

      =     Committee Chair
    =     Committee
Co-Chair
      =     Member
Our board of directors has determined that the members of the audit committee, Messrs. Park and Wilson and Ms. Rushing, as well as Messrs. Dennerline and Pelzer and Ms. White during their respective service on the audit committee, satisfy the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the Nasdaq Listing Rules and Section 10A(m)(13) of the Exchange Act. Our board has also determined that Mr. Park is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation
S-K.
Executive Officers
The information required by this Item concerning our executive officers is set forth at the end of Part I of the Original Form
10-K
under the heading “
Executive Officers
”.
Code of Ethics
We have adopted a code of ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of conduct specifically for our principal executive officer and senior financial officers. Each of these policies is posted on our website,
www.benefitfocus.com
.

Item 11. Executive Compensation.
The following discussion and analysis of compensation arrangements of our named executive officers for 2021 should be read together with the compensation tables and related disclosures on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we may adopt in the future might differ materially from currently planned programs summarized in this discussion.
Compensation Committee Report
The compensation and talent committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form
10-K,
as amended, with management and, based on that review and discussion, the compensation and talent committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form
10-K,
as amended.

THE COMPENSATION AND TALENT COMMITTEE
OF THE BOARD OF DIRECTORS

Coretha M. Rushing (Chair)
Douglas A. Dennerline
J. Bradley Wilson
John J. Park (Chair of the compensation and talent committee until April 2022)
Francis J. Pelzer V (member of the compensation and talent committee until April 2022)
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2021. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why the compensation and talent committee of our board of directors arrived at the specific compensation decisions for our named executive officers in 2021, and discusses the key factors that the compensation and talent committee considered in determining named executive officer compensation.
Our “named executive officers” for 2021 consist of the two individuals who served as our principal executive officer during 2021, our principal financial officer, and the only other person who served as an executive officer during 2021, but was not an executive officer on December 31, 2021. Our named executive officers for 2021 were:

•	Matthew Levin, who began service as our President and Chief Executive Officer (our “CEO”) in May 2021;

•	Stephen M. Swad, who served as our President and Chief Executive Officer until May 2021 (our “former CEO”);

•	Alpana Wegner, who began service as our Chief Financial Officer (our “CFO”) in August 2020; and

•	Mason R. Holland, Jr., who served as Executive Chairman of our board of directors until the 2021 annual meeting of stockholders (our “former Executive Chairman”).

Executive Summary
Who We Are
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
Since our initial public offering, we have described our target market as comprising two separate but related market segments—employers and health plans. Within the employer market segment, we sell our technology solutions on an annually recurring or multi-year subscription basis to large employers, which we define as those with more than 1,000 employees. Similarly, in our other market segment, we sell our solutions on a subscription basis to health plans, enabling us to expand our overall footprint in the benefits marketplace by aggregating many key constituents, including consumers, employers, and brokers. We believe our presence in both the employer and health plan market segments gives us a strong position at the center of the benefits ecosystem.
Our solution offering includes a robust voluntary benefit solution, known as Benefit Catalog. As the popularity of voluntary benefits has increased rapidly in the past few years, we designed a marketplace to provide brokers, carriers and employers with access to a best-in-class
portfolio of benefit designs and options. This marketplace is designed to enable greater access to more benefit options so individual employees and consumers can design and select coverages that are most appropriate for their individual needs. Through this voluntary benefits solution, Benefitfocus delivers employee/consumer education and access, data-driven analysis and modeling tools and operational efficiencies. By driving additional value, Benefitfocus is able to collect carrier commissions and/or fees based on the volume of products and coverages purchased on our platform. Carrier agreements have terms of two to four years and are typically cancellable upon breach of contract or insolvency. Supplier contracts have terms of one year or less and are generally cancellable upon breach of contract, failure to cure, bankruptcy and termination for convenience.

Our hybrid
software-as-a-service,
or SaaS, and repeatable transaction-based model provides us visibility into our future operating results, which enhances our ability to manage our business. Our Company was founded in 2000, and we currently employ approximately 1,100 associates, or employees.
2021 Business and Financial Highlights
In 2021, we made important strides toward executing on our transformation strategy to return the Company to long-term, sustainable growth by strengthening our core, growing with intent and operating with efficiency. Our key 2021 business and financial highlights are below.
Business Highlights

•	appointed Mr. Levin, a proven industry leader, as President and Chief Executive Officer to further advance the Company’s growth strategy;

•
recruited and rebuilt the leadership team with additional top industry leaders in sales, product, engineering, marketing, and customer delivery, positioning us with the domain expertise to help drive our multi-year strategy forward with more energy, experience and confidence;

•
delivered the strongest open enrollment season in the Company’s history, as evidenced by customer satisfaction score increasing to 95% this year, demonstrating the Company’s commitment to service excellence;

•
improved implementations and testing processes to ensure a smooth customer experience by improving our open enrollment on-time
starts to 99% for the employer business and 100% for the health plan business;

•
improved operating margins to achieve greater scale in the business by automating and simplifying manual delivery processes enabling us to streamline our organizational structure, increase our sales and marketing productivity, as well as exit certain non-core
offerings that were not profitable;

•
closed the acquisition of Tango Health, expanding Benefitfocus’s Affordable Care Act (ACA) compliance and reporting capabilities for employers, which provides a path to revenue growth opportunities in the long term with both new and existing customers with a broader, best-in-class
product offering; and

•	added COVID-19 vaccination tracking features to help employers comply with government mandates and refine return-to-work policies; and

•	increased frequency of new product releases to monthly from quarterly to deliver customer value every month consistently throughout the year.
Financial Highlights

•	adjusted EBITDA was $49.0 million, compared to $44.0 million for the full year 2020;

•	cash generated from operating activities increased to $33.5 million, up from $27.7 million for the full year 2020;

•	total revenue was $263.1 million, down 2% compared to the full year 2020;

•	software services was $218.3 million, 2% higher compared to the full year 2020 (software services is comprised of subscription and platform revenue);

•	subscription revenue was $178.8 million, a decrease of 1% compared to the full year 2020;

•	platform revenue was $39.6 million, an increase of 13% compared to the full year 2020; and

•	maintained software revenue retention of greater than 95% during the year.

Executive Compensation Results
Based on our overall operating environment and financial results, the compensation and talent committee took the following key actions with respect to the compensation of our named executive officers for 2021:
2021 Executive Officer Compensation Arrangement with our President and Chief Executive Officer
In connection with Mr. Levin’s appointment as our President and Chief Executive Officer, we entered into an employment agreement, dated April 29, 2021 (the “Levin Employment Agreement”). The compensation arrangements for Mr. Levin consist of participation in our current executive compensation program and the one-time
inducement equity grant made in accordance with Nasdaq Listing Rule 5635(c)(4) to Mr. Levin in connection with his appointment as our President and Chief Executive officer (the “One-Time Inducement Grant”), both of which are more fully described below.
In establishing Mr. Levin’s overall compensation, the compensation and talent committee generally considered:

•	the experience and skills that a qualified candidate would need to manage and grow the business in a dynamic and continually changing environment; and

•
the competitive market for similar positions at other comparable companies based on a review of relevant compensation data, balancing both competitive and internal equity considerations and input from our external compensation consultant, Compensia.

Among the key factors in determining the level and structure of Mr. Levin’s total compensation were:

•	Mr. Levin’s significant and relevant skills and industry credibility, relationships and experience;

•	Mr. Levin’s expected impact on the Company during a pivotal period in the Company’s transformation and return to growth;

•	alignment to the long-term retention of Mr. Levin;

•	ensuring Mr. Levin’s compensation was competitive, especially in the fiercely competitive talent market in which we operate;

•	target annual compensation for 2021, excluding the One-Time Inducement Grant, positioned Mr. Levin at the 35th percentile of the Company’s peer group; and

•
ensuring that the pay mix and structure of the long-term incentives provided to Mr. Levin were aligned to achieving the Company’s annual financial and operational goals in 2021 and the long-term interests of our stockholders with significant performance-based incentives.

One-Time Inducement Grant
Specific to determining the level and structure of Mr. Levin’s One-Time Inducement Grant, the compensation and talent committee also considered the following key factors:

•	the compensation that Mr. Levin would forfeit from his previous employer;

•	ensuring there was at least partial offset to the amount Mr. Levin forfeited in equity and annual cash bonus earned, which exceeded the amount of the One-Time Inducement Grant;

•	the compensation required to induce and incentivize him to join the Company; and

•
aligning the structure of the One-Time Inducement Grant to the long-term interests of our stockholders with significant performance-based incentives, including an award with vesting tied to material growth in Company value as discussed in section “
Additional Equity Awards Granted to Mr. Levin
”.

Realized compensation received by our President and Chief Executive Officer since joining the Company in 2021 is significantly below the total compensation set forth in the “
2021 Summary Compensation Table
” below. A significant portion of our compensation arrangement with Mr. Levin is “at risk”, with the majority of compensation comprised of long-term incentive awards. The 2021 Summary Compensation Table reflects the grant date fair value of long-term incentive awards. These amounts may, and often do, differ significantly from the amount actually realized by our executives with respect to long-term incentive awards in alignment with our pay-for-performance
objectives.

The table below illustrates the difference between compensation actually realized by Mr. Levin and his pay set forth in the “
2021 Summary Compensation Table
” below. As shown in the table below, his realized compensation was approximately 81.9% less than the reported compensation for 2021.

	Salary	Stock awards	Non-equity incentive plan compensation	All other compensation	Total
Matthew Levin Realized Compensation (1)	$349,038	$828,967	$278,780	$5,966	$1,462,751
Matthew Levin Reported Compensation	$349,038	$7,464,355	$278,780	$5,966	$8,098,139
				Percentage Differential	81.9%

(1)
“Realized compensation” for this purpose includes amounts paid only for salary and annual cash bonus and the portion of the performance restricted stock units (“PRSUs”) granted in 2021 that were earned.

The Levin Employment Agreement was approved by our compensation and talent committee. For a summary of the material terms and conditions of the Levin Employment Agreement see “
Employment Agreement with Matthew Levin
” below.
Other 2021 Executive Officer Compensation Arrangements
In connection with Mr. Swad’s involuntary separation from our Company without cause as chief executive officer, we entered into an amendment, dated May 3, 2021, to his existing employment agreement, which was originally dated July 2, 2019 and amended on August 25, 2020 (the “Swad Separation Agreement”).
Mr. Holland served as our Executive Chairman of the Board until his separation without cause from our Company as a result of our Company’s elimination of the position of Executive Chairman, effective June 30, 2021. Following his separation from our Company, Mr. Holland received severance compensation pursuant to his January 19, 2007 employment agreement (the “Holland Agreement”).
The Swad Separation Agreement and Holland Agreement were approved by our compensation and talent committee. For a summary of the material terms and conditions of the Swad Separation Agreement and Holland Agreement, see “
Other Employment Agreements
” below.
Base Salaries
Approved annual base salaries for our continuing named executive officers in amounts ranging from $375,000 to $550,000. Approved annual base salary for Ms. Wegner in the amount of $375,000, effective on April 1, 2021. Mr. Levin was appointed our President and Chief Executive Officer, effective May 10, 2021, and his annual base salary was set at $550,000.

Management Annual Incentive Bonus Payments
Approved management annual incentive bonus payments for performance equal to 100% of their target annual incentive bonus opportunities for each of our named executive officers, including the following annual incentive bonus payments as set forth in the table below.

Name	Cash	Shares of Common Stock	Aggregate Value
Matthew Levin President, CEO and Director	$278,780	$275,000	$553,780
Alpana Wegner CFO	$142,558	$140,625	$283,183
Stephen M. Swad (1) Former CEO, Director	$180,573	$178,125	$358,698

(1)	These amounts reflect that Mr. Swad’s 2021 annual bonus was paid on a prorated basis of 75% to align to actual service time through September 2, 2021.
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021 and he did not receive an annual incentive bonus payment for 2021. Following his separation from our Company, Mr. Holland is entitled to the severance compensation pursuant to his employment agreement, as described in “
Employment Agreements with Mason R. Holland, Jr.
” below, including a pro rata cash bonus in accordance with his employment agreement.
Long-Term Incentive Compensation
Granted long-term incentive compensation opportunities in the form of PRSUs that may be settled for shares of our common stock, and time-based restricted stock units (“RSUs”) that may be settled for shares of our common stock to our named executive officers, including PRSU awards and time-based RSU awards under our performance-based Benefitfocus, Inc. Management Incentive Bonus Program (the “Management Incentive Bonus Program”) as set forth in the table below (under FASB ASC Topic 718):

Name	Aggregate Value at Target
Matthew Levin President, CEO and Director	$1,167,068
Alpana Wegner CFO	$692,941
Stephen M. Swad (1) Former CEO, Director	$1,287,342

(1)	These amounts do not reflect the pro-ration for Mr. Swad’s period of service through September 2, 2021.
Following Mr. Holland’s separation from our Company, his 2021 long-term incentive compensation was canceled and he was instead entitled to the severance compensation pursuant to his employment agreement, as described in “
Employment Agreements with Mason R. Holland, Jr.
” below.
Pay-for-Performance
We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our executive officers with the goal of aligning their interests with those of our stockholders. To ensure this alignment and to motivate and reward individual initiative and effort, a substantial portion of our executive officers’ target annual total direct compensation opportunity is both performance-based and “at risk”.

We emphasize performance-based compensation that appropriately rewards our named executive officers through three separate compensation elements:

•
First, we provide the opportunity to participate in our Management Incentive Bonus Program, which provides for payments in both cash and equity if they produce short-term financial, operational, and strategic results that meet or exceed the objectives set forth in our annual operating plan.

•
Second, we grant PRSUs, which comprise at least
one-half
of each named executive officer’s long-term incentive compensation award, with the shares of our common stock subject to such awards to be earned over a one-year
performance period based on our actual results as measured against pre-established
target levels for a Rule of 40 goal and an annual recurring revenue subscription bookings growth goal for such period, and the earned shares, if any, vesting over a subsequent multi-year
period.

•	Third, we grant time-based RSUs to our named executive officers, the value of which fluctuates with changes in our stock price performance thereby aligning pay outcomes to performance.
Rule of 40 is a measurement of business performance balanced between short- and long-term time horizons and determined by taking the sum of revenue growth rate plus adjusted EBITDA margin for a particular period. Annual recurring revenue subscription bookings growth is an indicator of future revenue growth. The Rule of 40 and annual recurring revenue subscription bookings growth are key indicators of growth and value creation for SaaS-based companies. These variable pay elements ensure that a substantial portion of our named executive officers’ target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels and commensurate with our actual performance.
We believe that this pay mix provides balanced incentives for our named executive officers to drive financial performance and long-term growth in a manner that achieves our long-term retention objectives. To ensure that we remain faithful to our compensation philosophy, the compensation and talent committee regularly evaluates the relationship between the reported values of the equity awards granted to our named executive officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years, and our total stockholder return over this period.
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

•
Retain an Independent Compensation Advisor
. The compensation and talent committee engaged its own compensation consultant in 2021 to provide information, analysis, and other advice on executive compensation independent of management. This consultant performed no other consulting or other services for us in 2021.

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

•
Stock Ownership Policy for Executive Officers
. We maintain a stock ownership policy for our Chief Executive Officer, President, Chief Financial Officer, and other executive officers who are subject to Section 16 of the Exchange Act and the non-employee
members of our board of directors. This policy requires our Chief Executive Officer to own a minimum number of shares of our common stock equal to a value of five times his annualized base salary, our President, if separate from our Chief Executive Officer, to own a minimum number of shares of our common stock equal to a value of three times his annualized base salary, and our other executive officers who are subject to Section 16 of the Exchange Act to own a minimum number of shares of our common stock equal to a value of one time their annualized base salary.

All executive officers are required to achieve this accumulated value requirement within three years from the date the executive officer assumes his or her position. As of December 31, 2021, all of our executive officers subject to the policy were in compliance with the stock ownership policy.
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

•
No Hedging or Pledging
. We do not permit officers, directors or associates who participate in the Management Incentive Bonus Program or who are members of the Finance & Accounting Department from hedging, pledging or holding Company stock in margin accounts.

•	No Dividends on Unvested Awards . Our equity plan prohibits the payment of dividends or dividend equivalents on unearned PRSUs or restricted stock units.
Stockholder Advisory Votes on Named Executive Officer Compensation
At our 2021 annual meeting of stockholders, we conducted our third annual “Say-on-Pay” vote. Approximately 87.5% of the shares represented and entitled to vote on the matter voted to approve, on an advisory basis, the compensation of our named executive officers. Our board of directors and the compensation and talent committee consider the result of the Say-on-Pay vote in determining the compensation of our executive officers, including our named executive officers. Based on the strong level of support for our executive compensation philosophy, program and practices demonstrated by the result of last year’s Say-on-Pay vote, among other factors, our board and the compensation and talent committee determined not to implement significant changes to the structure of our executive compensation program for 2021.
We value the opinions of our stockholders. Stockholder feedback, including through direct discussions and prior stockholder votes, is reported to our board of directors throughout the year. Our goal is to be responsive to our stockholders and ensure we understand and address their concerns and observations. Our board and the compensation and talent committee will consider the outcome of this year’s Say-on-Pay vote, as well as feedback received throughout the year, when making compensation decisions for our named executive officers.
In addition, consistent with the recommendation of our board of directors and the preference of our stockholders as reflected in the nonbinding stockholder advisory vote on the frequency of future Say-on-Pay votes held at our 2019 annual meeting of stockholders, we intend to hold future
Say-on-Pay
votes on an annual basis. Our next Say-on-Pay vote will be conducted at this year’s 2022 annual meeting of stockholders.
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
compensation.
Compensation-Setting Process
Role of Compensation and Talent Committee
The compensation and talent committee discharges the responsibilities of our board of directors relating to the compensation of our executive officers, key employees, and the non-employee
members of our board. The compensation and talent committee has overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies, and practices applicable to our executive officers. In addition, the compensation and talent committee makes all final decisions regarding the compensation of our Chief Executive Officer and other executive officers.
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
The compensation and talent committee’s authority, duties, and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted. The most recent update to the compensation and talent committee charter was made in December 2020. The charter is available in the
Company

-

Investor Relations

-

Corporate Governance
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
For the year ended December 31, 2021, the compensation and talent committee retained Compensia to serve as its compensation advisor to advise on executive compensation matters, including competitive market pay practices for our named executive officers, and with the selection and data analysis of the compensation peer group.
During the year ended December 31, 2021, Compensia attended the meetings of the compensation and talent committee (both with and without management present) as requested and provided the following services:

•	consulted with the compensation and talent committee chair and other members between compensation and talent committee meetings;

•	reviewed and updated our compensation peer group;

•
provided competitive market data based on the compensation peer group for our executive officer positions and evaluated how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group compensate their executives;

•	reviewed and analyzed the base salary levels, annual incentive bonus opportunities, and long-term incentive compensation opportunities of our executive officers;

•	reviewed and assessed the compensation for our President and Chief Executive Officer;

•	reviewed and analyzed the compensation proposals for other senior executive positions;

•	conducted a competitive market analysis of compensation for the board of directors; and

•	supported on other ad hoc matters throughout the year.

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
The companies in the compensation peer group for 2021 were approved in September 2020 on the basis of their similarity to us in size at that time, as determined using the following criteria:

Criteria	Description
Revenue	Approximately 0.5x to approximately 2.5x of our last four fiscal quarters revenue.

Market Capitalization	Approximately 0.3x to approximately 3.0x our 30-day average market capitalization.

Industry Sector	Business to business software and SaaS/Internet services companies with HR and benefits product focus where possible.

Location	Headquartered in the United States.

Refinement Factors	Identified labor competitors; inclusion in proxy advisory firm peer groups; headcount; stage and time relative to initial public offering.
In selecting the 2021 compensation peer group, the objective was to choose companies that resulted in us being near the median of the group in terms of revenue and reasonably aligned on relative market capitalization. Our compensation peer group for 2021 was as follows:

Castlight Health, Inc.	NextGen Healthcare, Inc.
ChannelAdvisor Corporation	NIC Inc.
Cornerstone OnDemand, Inc.	Phreesia, Inc.
Evolent Health, Inc.	QAD Inc.
Health Catalyst., Inc.	SPS Commerce, Inc.
HealthStream, Inc.	Tabula Rasa HealthCare, Inc.
Inovalon Holdings, Inc.	Upland Software, Inc.
LivePerson, Inc.	Vocera Communications, Inc.
MobileIron, Inc.	Workiva Inc.
Model N, Inc.

The compensation practices of the compensation peer group were the primary guide used by the compensation and talent committee in 2021 to compare the competitiveness of each compensation element and overall compensation levels (base salary, target annual incentive bonus opportunities, and long-term incentive compensation).
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
Compensation Elements
In 2021, the principal elements of our executive compensation program, and the purposes for each element, were as follows:

Element	Type of Element	Compensation Element(s)	Objective
Base Salary	Fixed	• Cash	Designed to attract and retain highly talented executives by providing fixed compensation amounts that are competitive in the market and reward performance

Annual Incentive Bonuses	Variable	• Cash • PRSU awards that may be earned and settled for shares of our common stock	Designed to motivate our executives to achieve annual business objectives contained in our annual operating plan and provide financial incentives when we meet or exceed these annual objectives

Long-Term Incentive Compensation	Variable	• PRSU awards that may be earned and settled for shares of our common stock • RSU awards that may vest and be settled for shares of our common stock	Designed to align the interests of our executives and our stockholders by motivating executives to achieve annual business objectives and create and remain accountable for sustainable long-term stockholder value
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

In early 2021, the compensation and talent committee reviewed the base salaries of our incumbent named executive officers, taking into consideration a competitive market analysis and the recommendations of our Chief Executive Officer, as well as the other factors described in “
Compensation-Setting Process—Setting Target Total Direct Compensation
” above. Following this review, in March 2021, the compensation and talent committee approved changes to the base salaries of our incumbent named executive officers.
The base salaries of our named executive officers as approved in March 2021 (and April 2021 for Mr. Levin) were as follows:

Name	2020 Base Salary	2021 Base Salary	Percentage Adjustment
Matthew Levin (1) President, CEO and Director	—	$550,000	—
Alpana Wegner CFO	$350,000	$375,000	7.1%
Mason R. Holland, Jr. (2) Former Executive Chairman	$325,779	$342,068	5.0%
Stephen M. Swad (3) Former CEO , Director	$475,000	$475,000	0.0%

(1)	Mr. Levin was appointed our President and Chief Executive Officer, effective May 10, 2021.
(2)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective, June 30, 2021. Under the terms of Mr. Holland’s employment agreement with the Company, the Company was required to increase his salary by at least 5% per year.

(3)
Mr. Swad was appointed our President and Chief Executive Officer, effective August 24, 2020. At that time, his annual base salary was adjusted from $340,000 reflecting his reduced salary due to
COVID-19
cost saving efforts in May 2020, to $475,000 for the remainder of 2020. Mr. Swad served as our President and Chief Executive Officer until his separation from our Company, effective May 10, 2021. He continued to serve our Company as Strategic Advisor to the Chief Executive Officer until September 2, 2021. Mr. Swad’s actual annual base salary for 2021 was prorated for his period of service through September 2, 2021.

The base salaries paid to our named executive officers during 2021 are set forth in the “
2021 Summary Compensation Table
” below.
Annual Incentive Bonuses
We use an annual bonus plan to motivate the members of our management team, including our named executive officers, to achieve our key annual business objectives. In 2014, our stockholders approved the Management Incentive Bonus Program, which is designed to provide a long-term framework for performance-based bonus plans going forward, continue to reward the members of our management team based on their responsibilities and for their contributions to the successful achievement of certain corporate goals and objectives, and to share the success and risks of our Company based upon the achievement of these business goals and objectives.
For 2021, bonuses were to be earned pursuant to the Management Incentive Bonus Program (the “2021 Bonus Program”) based on our revenue, adjusted EBITDA and software revenue retention for the year as established under our 2021 annual operating plan. The 2021 Bonus Program is designed such that participants are to receive half of their target bonus payment in the form of a PRSU award and half, plus any amount earned in excess of target for overachievement, in cash. Any overachievement opportunity that is payable in cash is earned by meeting pre-established
metrics set forth in the 2021 Bonus Program.

Target Annual Incentive Bonus Opportunities
For purposes of the 2021 Bonus Program, bonus payments were based upon an eligible percentage of each participant’s base salary. At the end of 2020, the compensation and talent committee reviewed the target annual incentive bonus opportunities of our then-incumbent named executive officers, taking into consideration the recommendations of our then-incumbent Chief Executive Officer (except with respect to his own target annual incentive bonus opportunity) as well as the other factors described in “
Compensation-Setting Process

-

Setting Target Total Direct Compensation
” above. Following this review, in March 2021, the compensation and talent committee decided to increase the target annual incentive bonus for Ms. Wegner, after reviewing peer and market data and to appropriately align with our compensation philosophy and maintain the target annual incentive bonus opportunities of our other then-incumbent named executive officers at their 2020 levels. See
2021 Executive Officer Compensation Arrangements
above and
Employment Agreement with Matthew Levin
below for a discussion of the determination of Mr. Levin’s compensation arrangements.
The target annual incentive bonus opportunities for our named executive officers for 2021 were as follows:

Name	2021 Target Annual Incentive Bonus Opportunity (as a percentage of base salary)	2021 Target Annual Incentive Bonus Opportunity (cash portion)	2021 Target Annual Incentive Bonus Opportunity (PRSU portion)
Matthew Levin (1) President, CEO and Director	100%	$275,000	$275,000
Alpana Wegner CFO	75%	$140,625	$140,625
Mason R. Holland, Jr. (2) Former Executive Chairman	100%	$171,034	$171,034
Stephen M. Swad (3) Former CEO , Director	100%	$237,500	$237,500

(1)	Mr. Levin was appointed our President and Chief Executive Officer, effective May 10, 2021. The cash and PRSU portions shown in the table reflect his total target values in 2021.
(2)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021 and he did not receive an annual incentive bonus for 2021. Following his separation from our Company, Mr. Holland is entitled to the severance compensation pursuant to his employment agreement, as described in “
Employment Agreements with Mason R. Holland, Jr.
” below, including a pro rata cash bonus in accordance with his employment agreement.

(3)
Mr. Swad served as our President and Chief Executive Officer until his separation from our Company, effective May 10, 2021. He continued to serve our Company as Strategic Advisor to the Chief Executive Officer until September 2, 2021. His target annual incentive bonus opportunities for 2021 were prorated for this period of service. Therefore, to align to actual service time, Mr. Swad is eligible to receive payment of his 2021 annual bonus on a prorated basis of 75%. See
Employment Agreement with Stephen M. Swad
below for a discussion of Mr. Swad’s compensation arrangements.

Potential bonus payments for our named executive officers under the 2021 Bonus Program could range from zero to 150% of their target annual incentive bonus opportunities. Any amounts earned in excess of the target annual incentive bonus opportunities are payable in cash.

In April 2021 (and May 2021 for Mr. Levin), the compensation and talent committee granted awards to our named executive officers for the portion of their target annual incentive bonus opportunities payable in the form of PRSUs, with the number of units subject to each award determined by dividing 50% of each named executive officer’s target annual incentive bonus opportunity by the average closing price of our common stock for the 20 trading days preceding the date of grant. Using this formula, the maximum number of units subject to each PRSU award granted to our named executive officers in their role as of April 2021 (and May 2021 for Mr. Levin) was as follows:

Name	PRSU Award (#) (1)
Matthew Levin (2) President, CEO and Director	19,550
Alpana Wegner CFO	9,963
Mason R. Holland, Jr. (3) Former Executive Chairman	12,118
Stephen M. Swad (4) Former CEO, Director	16,827

(1)	Each PRSU award represents a contingent right to receive one share of our common stock.
(2)	Mr. Levin was appointed our President and Chief Executive Officer, effective May 10, 2021. The PRSU award shown in the table reflects his maximum value in 2021.
(3)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021. Following his separation from our Company, Mr. Holland received the severance compensation pursuant to his employment agreement, including a pro rata cash bonus, and did not receive an annual incentive bonus for 2021, as described in “
Employment Agreements with Mason R. Holland, Jr.
” below.

(4)
Mr. Swad served as our President and Chief Executive Officer until his separation from our Company, effective May 10, 2021. He continued to serve our Company as Strategic Advisor to the Chief Executive Officer until September 2, 2021. His target annual incentive bonus opportunities for 2021 were prorated for this period of service. Therefore, to align to actual service time, Mr. Swad is eligible to receive payment of his 2021 annual bonus on a prorated basis of 75%. See
Employment Agreement with Stephen M. Swad
below for a discussion of Mr. Swad’s compensation arrangements.

Corporate Performance Measures
For purposes of the 2021 Bonus Program, the compensation and talent committee selected revenue (weighted 40%), adjusted EBITDA (weighted 40%), and software revenue retention (weighted 20%) as the corporate performance measures for the year. The compensation and talent committee selected these performance measures based on its belief that they were the best indicators of our successful execution of our annual operating plan, and our ability to continue to grow while moving towards profitability. For purposes of the 2021 Bonus Program:

•	revenue (weighted 40%), calculated as reflected in our audited financial statements for 2021;

•
adjusted EBITDA (weighted 40%), calculated as net income (or loss) before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation expense, expense related to the impairment of goodwill and intangible assets and long-lived assets, transaction and acquisition-related costs expensed, restructuring costs, gain or loss on extinguishment of debt, costs not core to our business and loss on settlement of lawsuits; and

•
software revenue retention (weighted 20%), calculated by establishing the group of customers that had software services revenue, which includes subscription and platform revenue, for a given period. We then take the software services revenue recognized by the same group in the subsequent comparable period (i.e., 2021 performance period) and divide it by the software services revenue we recognized for the group in the prior period.

In March 2021, the compensation and talent committee set the target and performance payout levels for each of the corporate performance measures for purposes of the 2021 Bonus Program. For 2021, the target performance level for revenue was $260.6 million to $268.1 million, the target performance level for adjusted EBITDA was $48.0 million, and the target performance level for software revenue retention was 95.0% to 97.0%. The threshold, target, and maximum performance and the payment levels for each corporate performance measure were as follows:

Revenue (Weighted 40%)	Achievement Percentage (1)	Payout Percentage (1)
$281,446,000 (Maximum)	105.0%	150%
$260,600,000 to $268,100,000 (Target) (2)	100.0%	100%
$247,570,000 (Threshold)	95.0%	50%
<$247,570,000	<95.0%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

(2)	In the event of actual performance between the range presented for Target, the payout percentage will be 100%.

Adjusted EBITDA (Weighted 40%)	Achievement Percentage(1)	Payout Percentage(1)
$72,000,000 (Maximum)	150%	150%
$48,000,000 (Target)	100%	100%
$38,400,000 (Threshold)	80%	50%
<$38,400,000	<80%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

Software Revenue Retention (Weighted 20%)	Achievement Percentage (1)	Payout Percentage (1)
110.0% (Maximum)	113.4%	150%
95.0% to 97.0% (Target) (2)	100.0%	100%
93.1% (Threshold)	98.0%	50%
<93.1%	<98.0%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

(2)	In the event of actual performance between the range presented for Target, the payout percentage will be 100%.

Thus, the threshold performance level for each corporate performance measure was the minimum performance level that had to be achieved before our named executive officers could earn any annual bonus payment with respect to that measure. If the threshold performance level was not achieved, then no award payment would be made under the 2021 Bonus Program with respect to that measure.
2021 Annual Incentive Bonus Decisions
In March 2022, the compensation and talent committee determined that, for 2021, our corporate performance measures were achieved as set forth below, resulting in an aggregate weighted payment percentage of 100.7%:

Corporate Performance Measure	Measure Achieved	Percentage of Target Measure Achieved	Payment Percentage	Plan Weight	Weighted Payment Percentage
Revenue	$262.3 million	100.0%	100.0%	40%	40.0%
Adjusted EBITDA	$48.9 million	101.7%	101.7%	40%	40.7%
Software Revenue Retention	96.8%	100.0%	100.0%	20%	20.0%
Total					100.7%
Based on these determinations, the compensation and talent committee approved the following total annual incentive bonus payments for our named executive officers for 2021:

Name	Target Annual Incentive Bonus ($)	Annual Incentive Bonus Payment ($)	Total Annual Incentive Bonus Payment (# of shares) (1)
Matthew Levin (2) President, CEO and Director	$275,000	$278,780	19,550
Alpana Wegner CFO	$140,625	$142,558	9,963
Mason R. Holland, Jr. (3) Former Executive Chairman	$171,034	$—	—
Stephen Swad (4) Former CEO, Director	$237,500	$180,573	12,620

(1)	Represents the number of PRSUs earned, which is capped at the target level.
(2)	Mr. Levin was appointed our President and Chief Executive Officer effective May 10, 2021. The cash and PRSU portions shown in the table reflect his total target values in 2021.
(3)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021. Following his separation from our Company, Mr. Holland received the severance compensation pursuant to his employment agreement, including a pro rata cash bonus, and did not receive an annual incentive bonus for 2021, as described in “
Employment Agreements with Mason R. Holland, Jr.
” below.

(4)
Mr. Swad served as our President and Chief Executive Officer until his separation from our Company, effective May 10, 2021. He continued to serve our Company as Strategic Advisor to the Chief Executive Officer until September 2, 2021. His target annual incentive bonus opportunities for 2021 were prorated for this period of service through September 2, 2021. Therefore, to align to actual service time, Mr. Swad is eligible to receive payment of his 2021 annual bonus on a prorated basis of 75%. See “
Employment Agreement with Stephen M. Swad”
below for a discussion of Mr. Swad’s compensation arrangements.

Other than the amounts described above, we did not pay our executive officers, including our named executive officers, any other annual bonuses or incentive amounts in 2021 under the 2021 Bonus Program.
The annual incentive bonus payments made to our named executive officers for 2021 are set forth in the “
2021 Summary Compensation Table
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
Long-term incentive compensation opportunities in the form of equity awards are granted to our President and Chief Executive Officer and our other named executive officers by the compensation and talent committee. The amount and forms of such equity awards are determined by the compensation and talent committee after considering the factors described in “
Compensation-Setting Process

-

Setting Target Total Direct Compensation
” above. The amounts and relative weighting of the equity awards are also intended to provide competitively sized awards and resulting target total direct compensation opportunities that the compensation and talent committee believes are reasonable and appropriate taking into consideration the factors described in the preceding sentence.
In April 2021, the compensation and talent committee determined that the equity awards to be granted to our named executive officers should be in the form of PRSU awards that may be earned and settled for shares of our common stock and time-based RSU awards that may vest and be settled for shares of our common stock. Further, the compensation and talent committee determined that the PRSU awards should comprise 50% of each named executive officer’s equity award, while the RSU awards should comprise the remaining 50% of the award. The aggregate value and number of shares of our common stock subject to the PRSU and RSU awards granted to our named executive officers were determined by the compensation and talent committee after considering the factors described in “
Compensation-Setting Process

-

Setting Target Total Direct Compensation
” above. See
“2021 Executive Officer Compensation Arrangements
” above and
“Employment Agreement with Matthew Levin”
below for a discussion of the determination of Mr. Levin’s compensation arrangements.
The size of Mr. Levin’s equity award was based on his overall responsibility for our performance and success at the time of the grant. With respect to the equity awards granted to our other named executive officers, further differentiation in the size of their awards was based on the compensation and talent committee’s review of the competitive market data for their respective positions and the size of the equity awards previously granted to them.

The equity awards granted to our named executive officers in April 2021 (and May 2021 for Mr. Levin), which, in the case of the PRSU awards, represents the maximum number of units eligible to be earned based on maximum performance, as well as represents the number of units actually determined to be earned by the compensation and talent committee, were as follows:

Name	PRSU Award (maximum #)	RSU Award (#)	Aggregate Grant Date Fair Value with Maximum PRSU Amount ($)	PRSU Award (vested #)	RSU Award (#)	Aggregate Grant Date Fair Value with Vested PRSU Amount ($)
Matthew Levin President, CEO and Director	127,968	85,312	$2,917,670	41,047	85,312	$1,728,591
Alpana Wegner CFO	74,725	49,817	$1,732,379	23,966	49,817	$1,026,322
Mason R. Holland, Jr. (1) Former Executive Chairman	13,632	9,088	$316,035	—	—	—
Stephen M. Swad (2) Former CEO, Director	138,823	92,549	$3,218,385	11,130	23,137	$476,654

(1)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021. Following his separation from our Company, Mr. Holland’s 2021 long-term incentive compensation was canceled, and he received the severance compensation pursuant to his employment agreement, as described in “
Employment Agreements with Mason R. Holland, Jr.
” below.

(2)
Mr. Swad served as our President and Chief Executive Officer until his separation from our Company, effective May 10, 2021. He continued to serve our Company as Strategic Advisor to the Chief Executive Officer until September 2, 2021. Mr. Swad was eligible to receive 25% of his 2021 long-term incentive compensation to align to actual service time through September 2, 2021. See “
Employment Agreement with Stephen M. Swad”
below for a discussion of Mr. Swad’s compensation arrangements.

PRSU Awards
The PRSU awards were to be earned to the extent that we achieved pre-established
target levels for the Rule of 40 (weighted 40%) and annual recurring revenue subscription bookings growth (weighted 60%) for the performance period beginning on January 1, 2021 and ending on December 31, 2021. The compensation and talent committee selected these performance measures based on its belief that they were the best indicators of long-term enterprise value creation from revenue that continues for multiple years, and our successful execution of our annual operating plan, and our ability to continue to grow while moving towards profitability. Each unit granted pursuant to the PRSU awards represented a contingent right to receive one share of our common stock for each unit earned for the performance period.
For purposes of the PRSU awards, the Rule of 40 is a measurement of profitability and growth determined by taking the sum of revenue growth rate plus adjusted EBITDA margin for a particular period. Annual recurring revenue subscription bookings growth is an indicator of future revenue growth.

The number of units (and, correspondingly, the number of shares) that could be earned under the PRSU awards was to vary from 0% to 150% of the target number of units granted, with the earned shares (if any) to vest in four equal annual installments beginning on April 1, 2022 or May 10, 2022, in the case of Mr. Levin. The levels of performance required to earn the target number of units was approved by the compensation and talent committee at the time of grant as follows:

Rule of 40 (Weighted 40%)	Achievement Percentage (1)	Payout Percentage (1)
20.0% (Maximum)	143.0%	150%
14.0% (Target)	100.0%	100%
8.0% (Threshold)	57.0%	50%
<8.0%	<57.0%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

Annual Recurring Revenue Subscription Bookings Growth (Weighted 60%)	Achievement Percentage (1)	Payout Percentage (1)
105.0% (Maximum)	105.5%	150%
37.0% (Target)	100.0%	100%
0.0% (Threshold)	0.0%	50%
<0.0%	<73.0%	0%

(1)
In the event of actual performance between the threshold and target, and target and maximum, performance levels, the payout percentage was to be calculated between each designated segment on a linear basis.

Thus, the threshold performance level for each corporate performance measure was the minimum performance level that had to be achieved before our named executive officers could earn any PRSU award with respect to that measure. If the threshold performance level was not achieved, then no award would be earned under the 2021 Long-Term Incentive Program with respect to that measure. The compensation and talent committee viewed these performance levels as challenging, but achievable with maximum effort.
In March 2022, the compensation and talent committee determined that, for 2021, our corporate performance measures were achieved as follows, resulting in an aggregate weighted payment percentage of 48.1%:

Corporate Performance Measure	Measure Achieved	Percentage of Target Measure Achieved	Payment Percentage	Plan Weight	Weighted Payment Percentage
Rule of 40	16.4%	117%	120.3%	40%	48.1%
Annual Recurring Revenue Subscription Bookings Growth	<0%	0%	0%	60%	0%
Total					48.1%

Time-Based RSU Awards
The time-based RSU awards vest in equal annual installments over a four-year period, with the first installment generally vesting on April 1, 2022, or May 10, 2022, in the case of Mr. Levin, contingent upon each named executive officer remaining continuously employed by us through each applicable vesting date. Upon vesting, the RSU awards may be settled by issuing that number of shares of our common stock that equal the number of units that have vested.
Additional Equity Awards Granted to Mr. Levin
In connection with his appointment as our President and Chief Executive Officer in May 2021, Mr. Levin also was granted a
One-Time
Inducement Grant consisting of 70% RSUs and 30% PRSUs with a total value of $5,000,000. The RSU portion of the
One-Time
Inducement Grant will vest in four equal annual installments beginning on the first anniversary of Mr. Levin’s start date, which was May 10, 2021 (the “Start Date”). The PRSU portion of the
One-Time
Inducement Grant will vest in a single installment if the Company’s closing stock price is at least $23.00 for a period of 20 consecutive trading days occurring after the second anniversary of the Start Date and prior to the fifth anniversary of the Start Date, subject to a minimum service requirement of three years by Mr. Levin. The
One-Time
Inducement Grant was made as a material inducement to Mr. Levin becoming an employee of Benefitfocus in accordance with Nasdaq Listing Rule 5635(c)(4).
In determining the level and structure of the
One-Time
Inducement Grant, the compensation and talent committee generally considered the significant and relevant skills of Mr. Levin, his expected impact on the business during this pivotal period, the importance of retention, the compensation required to induce and incentivize him to join the Company and aligning Mr. Levin’s compensation with the market, especially in the competitive talent market in which we operate. The magnitude of the
One-Time
Inducement Grant also was intended to cover the compensation Mr. Levin would forfeit from his previous employer, which exceeded the total value of the One-Time Inducement Grant. Importantly, the compensation and talent committee also tied a portion of the
One-Time
Inducement Grant to strong stock performance as a way to immediately incentivize performance and further align Mr. Levin with stockholders.
The equity awards granted to our named executive officers during 2021 are set forth in the “
2021 Summary Compensation Table”
and the “
2021 Grants of Plan-Based Awards Table
” below.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites and other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our named executive officers, except as generally made available to our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. For a summary of perquisites received by our named executive officers that were, in the aggregate, $10,000 or more for each individual, see the
“2021 Summary Compensation Table”
below.
In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described below. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the compensation and talent committee.
Health and Welfare Benefits
Our named executive officers are eligible to receive the following health and welfare benefits, including flexible spending accounts, medical, dental, and vision insurance, business travel insurance, an employee assistance program, accidental death and dismemberment insurance, health savings accounts, short-term and long-term disability insurance, and basic life insurance. These benefits are provided to our named executive officers on the same basis as to all of our employees.

We have also established a
tax-qualified
Section 401(k) retirement savings plan for our named executive officers and other employees who satisfy certain eligibility requirements. Under this plan, participants may elect to make pre-tax
contributions of their cash compensation not to exceed the statutory income tax limitation. Currently, we match contributions made by participants in the plan as follows: $0.50 on the dollar for the first 6% of employee contributions to the plan. Employee matching contributions are subject to a five-year vesting schedule. We intend for the plan to qualify under Section 401(a) of the Code so that contributions by participants to the plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the plan.
We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Other Compensation Policies
Executive Officer Stock Ownership Policy
We maintain a stock ownership policy for our executive officers to further align their respective interests with the interests of our stockholders, and to further promote our commitment to sound corporate governance. This policy requires our Chief Executive Officer to own a minimum number of shares of our common stock equal to a value of five times his annualized base salary, our President, if separate from our Chief Executive Officer, to own a minimum number of shares of our common stock equal to a value of three times his annualized base salary, and our other executive officers who are subject to Section 16 of the Exchange Act to own a minimum number of shares of our common stock equal to a value of one time their annualized base salaries.
All executive officers are required to achieve this accumulated value requirement within three years from the date the executive officer assumes his or her position. As of December 31, 2021, all of our executive officers subject to the policy were in compliance with the stock ownership policy.
Clawback Policy
We believe that it is in the best interests of the Company and its stockholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance
compensation philosophy. In March 2022, the board of directors adopted the Clawback Policy which provides for the recoupment of certain executive compensation in the event of an accounting restatement due to material noncompliance with financial reporting requirements under the federal securities laws.
In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the board of directors will require reimbursement or forfeiture of any excess incentive compensation received by any current or former executive officer during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. Recoupment of incentive compensation pursuant to Clawback Policy is made on a “no fault” basis, without regard to whether any misconduct occurred or any executive officer’s responsibility for the noncompliance that resulted in the accounting restatement. In connection with an accounting restatement, the amount to be recovered will be the excess of the incentive compensation paid to the executive officer based on the erroneous data over the incentive compensation that would have been paid to the executive officer had it been based on the restated results, determined without regard to taxes paid, all as determined by the board.
Hedging and Pledging Transactions
Under our Insider Trading Policy, all officers and directors of the Company, all associates who participate in the Management Incentive Bonus Program, and all associates who are members of the Finance & Accounting Department, are prohibited from hedging or holding stock of the Company in margin accounts or pledging Company stock. Our Insider Trading Policy further emphasizes that hedging can have unintended consequences, and margin accounts authorize brokers to sell stock to cover amounts owed to them and a forced sale could occur at a time when the individual has knowledge of material, nonpublic information about the Company. A similar result can occur when Company stock is pledged as collateral for a loan.

Tax and Accounting Considerations
We take the applicable tax and accounting requirements into consideration in designing and operating our executive compensation program.
Deductibility of Executive Compensation
Generally, Section 162(m) of the Code limits our ability to deduct, for federal income tax purposes, compensation in excess of $1 million paid to “covered employees”. Under Section 162(m), “covered employees” are any individuals who served as the principal executive officer or principal financial officer at any time during the taxable year, each of the three other most highly compensated executive officers whose compensation may be required to be disclosed to our stockholders under the Exchange Act in the taxable year, and each person who was a covered employee for any taxable year beginning after December 31, 2016.
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

2021 Summary Compensation Table
The following table sets forth summary compensation information for our named executive officers for the fiscal years ended December 31, 2021, 2020 and 2019.

Name and principal position	Year	Salary ($) (1)		Stock awards ($) (2)		Non-equity incentive plan compensation ($)	All other compensation ($) (3)	Total ($)
Matthew Levin (4) President, CEO and Director	2021	$349,038	(5)	$7,464,355		$278,780	$5,966	$8,098,139	(6)
Alpana Wegner (7) CFO	2021	$368,269		$2,021,148		$142,558	$6,916	$2,538,891
	2020	$290,268	(8)	$462,504		$62,015	$6,766	$821,553
Mason R. Holland, Jr. (9) Former Executive Chairman	2021	$170,595	(10)	$421,390		$—	$647,079	$1,239,064
	2020	$260,175	(11)	$416,026		$146,600	$3,535	$826,336
	2019	$321,602		$493,272		$57,719	$2,294	$874,887
Stephen M. Swad (12) Former CEO, Director	2021	$327,019	(12)	$2,808,763	(13)	$180,573	$650,066	$3,966,421
	2020	$435,250	(14)	$1,945,487		$193,002	$35,139	$2,608,878
	2019	$171,635		$2,891,200		$46,929	$159	$3,109,923

(1)	Reflects base salary earned during the fiscal year covered.
(2)
The reported amounts represent the aggregate grant date fair value of awards of RSUs and PRSUs computed in accordance with FASB ASC Topic 718. The reported amounts for PRSUs also assume target performance will be achieved and are consistent with the estimate of aggregate compensation cost recognized over the service period determined as of the grant date under FASB ASC Topic 718. For 2021, the grant date fair value of all PRSUs at maximum payout potential are $8,047,889, $3,452,448, $2,367,632 and $484,597 for Messrs. Levin and Swad, Ms. Wegner and Mr. Holland, respectively.

(3)	All other compensation consisted of the following:

Name	Year	Life Insurance Premiums ($)	Disability Insurance Premiums ($)	Health Savings Account Contributions ($)	401(k) Plan Matching Contributions ($)	Other ($)		Total ($)
Matthew Levin	2021	$145	$109	—	$5,712	—		$5,966
Alpana Wegner	2021	$249	$186	$1,250	$5,231	—		$6,916
	2020	$249	$186	$1,250	$5,081	—		$6,766
Mason R. Holland, Jr.	2021	$125	$93	$673	$1,880	$644,308	(1)	$647,079
	2020	$249	$186	$1,250	$1,850	—		$3,535
	2019	$249	$164	$1,250	$631	—		$2,294
Stephen M. Swad	2021	$187	$139	$865	$7,337	$641,538	(2)	$650,066
	2020	$249	$186	$1,250	$6,277	$27,177	(3)	$35,139
	2019	$96	$63	—	—	—		$159

(1)	Mr. Holland’s other compensation consisted of bi-weekly severance payments and a one-time pro-rated bonus payment, as described in “ Employment Agreements with Mason R. Holland, Jr .”
(2)	Mr. Swad’s other compensation consisted of bi-weekly severance payments, a one-time bonus payment, and corporate apartment.
(3)	The Company provided Mr. Swad with a corporate apartment as part of his employment agreement.

(4)	Mr. Levin began serving as our President and Chief Executive Officer on May 10, 2021.
(5)	Mr. Levin’s base salary for 2021 reflects the prorated amount for the period of service.
(6)
Annualizing Mr. Levin’s salary of $550,000 and excluding the grant date fair value of his inducement awards of $4,862,775 would have resulted in total compensation of $3,436,326 in 2021 on a normalized basis.

(7)	Ms. Wegner began serving as our Chief Financial Officer on August 24, 2020.
(8)
Ms. Wegner’s base salary while serving as Vice President, Corporate Controller was $244,860 and following Ms. Wegner’s appointment as Chief Financial Officer on August 24, 2020, her base salary was $350,000. Her total base salary for 2020 reflects the total of the prorated amounts for the respective periods of service.

(9)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021. Following his separation from our Company, Mr. Holland did not receive an annual incentive bonus for 2021 and his 2021 long-term incentive compensation was canceled. He instead received the severance compensation pursuant to his employment agreement, including a pro rata bonus and his unvested equity awards granted prior to 2021 vested until his separation date, and subsequently any unvested equity awards granted prior to 2021 accelerated and became fully vested. For further discussion, see “
Employment Agreements with Mason R. Holland, Jr.
” below.

(10)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective, June 30, 2021. Mr. Holland’s total base salary for 2021 reflects the total of the prorated amounts for his period of service.

(11)	Mr. Holland’s base salary was temporarily reduced to $35,568 as part of the Company’s COVID-19 cost saving efforts. The reduction was in effect from May 17, 2020 until August 23, 2020.
(12)
Mr. Swad served as our Chief Financial Officer until his appointment as our President and Chief Executive Officer, effective August 24, 2020. Mr. Swad served as our President and Chief Executive Officer until May 10, 2021, and thereafter served as Strategic Advisor to the Chief Executive Officer until September 2, 2021. His total base salary for 2021 reflects the total of the prorated amounts for the respective periods of service.

(13)
Mr. Swad was eligible to receive 75% of his annual incentive bonus for 2021 and 25% of his 2021 long-term incentive compensation to align to actual service time through September 2, 2021. His other unvested time-based equity awards will continue to vest for the longer of (i) his service as a member of the board of directors, or (ii) September 2, 2022.

(14)
Mr. Swad’s base salary was temporarily reduced to $340,000 as part of the Company’s
COVID-19
cost saving efforts. This salary reduction was in effect until Mr. Swad’s appointment as President and Chief Executive Officer.

Employment Agreements with our President and Chief Executive Officer and Chief Financial Officer
We have entered into employment agreements with the named executive officers that were in their executive officer roles on December 31, 2021, namely, Mr. Levin and Ms. Wegner. Each of these agreements was approved on our behalf by the compensation and talent committee or our board of directors at the recommendation of the compensation and talent committee. We believe that these arrangements were necessary to induce these individuals to forego other employment opportunities or leave their then-current employer for the uncertainty of a demanding position in a new and unfamiliar organization.

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
The employment agreements of Mr. Levin and Ms. Wegner contain certain protections in the event of their termination of employment under specified circumstances, including, following a change in control of the Company. We believe that these protections were necessary to induce these individuals to leave their former employment for the uncertainty of a demanding position and help from a retention standpoint. These arrangements provide reasonable compensation to the executive officer if he or she is terminated or resigns under certain circumstances to facilitate his or her transition to new employment. Further, in some instances we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits. We also believe that these arrangements help maintain their continued focus and dedication to their assigned duties to maximize stockholder value if there is a potential transaction that could involve a change in control of the Company.
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
For an estimate of the potential payments and benefits that they would have been eligible to receive if a hypothetical change in control or other trigger event had occurred on December 31, 2021, see “
Potential Payments Upon Termination or Change in Control
” below.
Employment Agreement with Matthew Levin
On April 29, 2021, Mr. Levin entered into the Levin Employment Agreement. The Levin Employment Agreement provides that Mr. Levin’s employment is “at will.” His annual base salary is initially $550,000 and he is eligible to participate in the Company’s short-term incentive program, with a target bonus of 100% of his base salary. Mr. Levin received the One-Time Inducement Grant of 70% RSUs and 30% PRSUs with a total value of $5,000,000, totaling 248,826 RSUs and 106,640 PRSUs. The RSU portion of the One-Time Inducement Grant vests in four equal annual installments beginning on the first anniversary of Mr. Levin’s Start Date. The PRSU portion of the One-Time Inducement Grant will vest in a single installment if the Company’s closing stock price is at least $23.00 for a period of 20 consecutive trading days occurring after the second anniversary of his Start Date and prior to the fifth anniversary of the Start Date. If this price-based requirement is met before the third anniversary of the Start Date, then the PRSU portion of the One-Time Inducement Grant will vest on the third anniversary of the Start Date, provided that Mr. Levin has remained employed by the Company through such date. If the price-based requirement is met after the third anniversary but prior to the fifth anniversary of the Start Date, then the PRSU portion of the One-Time Inducement Grant will vest on the date the price requirement is met, provided that Mr. Levin has remained employed by the Company through such date. The One-Time Inducement Grant was made as an inducement grant under Nasdaq Listing Rule 5635(c)(4). Mr. Levin will also receive an annual equity grant for 2021 of 50% RSUs and 50% PRSUs with a total value of $2,400,000. The RSU portion of the annual equity grant vests in four equal annual installments beginning on the first anniversary of the Start Date. The PRSU portion of the annual equity grant vests over four years based on the achievement of certain specified performance metrics for 2021 plus a requirement of continued employment. We will pay Mr. Levin’s reasonable expenses associated with commuting to and from our primary office and will also provide a corporate apartment in Charleston for a period of 18 months, which may be renewed.
If we terminate Mr. Levin without cause or he resigns for good reason within 12 months of a change of control of the Company, he will receive an amount equal to two times his then-current base salary plus two times his then-current target bonus, payable over 12 months; COBRA premium support for 12 months; and full vesting of all of his equity awards (with any performance-based vesting component deemed to vest at the target level). If we terminate Mr. Levin without cause or he resigns for good reason at any other time, he will receive an amount equal to his then-current base salary plus his then-current target bonus, payable over 12 months; COBRA premium support for 12 months; and additional vesting of all of his equity awards that would have otherwise vested in the 12 months following his termination, except for the One-Time Inducement Grant, which will vest in full so long as Mr. Levin has completed 12 months of service (and a reduced amount if he has not). All of the separation benefits are conditioned upon Mr. Levin entering into a general release of claims in favor of the Company. Mr. Levin is subject to confidentiality, non-competition
and
non-solicitation
covenants for one year following the termination of his employment.
Employment Agreement with Alpana Wegner
In August 2020, we entered into an employment agreement with Alpana Wegner and amended the agreement effective February 28, 2022. Under the agreement, we agreed to pay Ms. Wegner a base salary of $350,000 per year (which was subsequently increased to $375,000). Ms. Wegner was also eligible to receive a target annual incentive bonus of up to 50% of her then-current base pay (which was subsequently increased to 75% of her then-current base pay), subject to adjustment, upon achievement of our Company’s annual performance targets. Ms. Wegner received a one-time
grant of RSUs valued at $250,000, vesting in three equal annual installments beginning on the first anniversary of the grant date, subject to the terms of the related award grant notice. See “
Outstanding Equity Awards as of December
 31, 2021
” below for a description of, among other things, equity awards granted to Ms. Wegner in 2021, all of which remained outstanding as of that year end.
In the event we terminate Ms. Wegner’s employment without cause or Ms. Wegner resigns for good reason at any time prior to a change in control, we will provide Ms. Wegner: (i) salary continuation at a rate equal to her base salary then in effect for a period of 12 months following her termination date, (ii) a pro rata portion of her target annual bonus, and (iii) an insurance premium in an amount equal to that which was paid on her behalf prior to the termination of her employment paid during the same period in which she is receiving salary continuation payments. Further, any outstanding RSUs, PRSUs and stock rights vesting that would have otherwise vested in the 12 months following her termination will immediately vest and become exercisable.
In the event we or our acquirer terminates Ms. Wegner’s employment without cause or Ms. Wegner resigns for good reason at the time of, or within 12 months following, a change in control of our Company, we or our acquirer will provide Ms. Wegner: (i) salary continuation at a rate equal to her base salary then in effect for a period of 12 months, (ii) a pro rata portion of her target annual bonus, (iii) an insurance premium in an amount equal to that which was paid on her behalf prior to the termination of her employment paid during the same period in which she is receiving salary continuation, and (iv) accelerated vesting of all unvested and outstanding RSU awards, PRSU awards and any other stock rights.
During and after her employment, Ms. Wegner is subject to a covenant related to the non-disclosure
of trade secrets and confidential information. For one year following the date of termination, for any reason, Ms. Wegner is subject to covenants related to the non-solicitation
of customers, employees or consultants and a covenant not to compete with the Company within the United States.

Other Employment Agreements
Employment Agreements with Mason R. Holland, Jr.
In January 2007, we entered into an employment agreement with Mason Holland, our Executive Chairman, which set forth the terms and conditions of his employment in that position. The agreement continued for terms of three years, which was to be extended automatically each day, for an additional day, so that the remaining term continued to be three years in length. Either we or Mr. Holland could at any time fix the term to a finite term of three years. Under the terms of the agreement, we were required to pay Mr. Holland a salary at a rate of not less than $200,000 per year. The board of directors was to review Mr. Holland’s salary at least annually and increase his salary by at least 5% per year. Mr. Holland waived his base salary increase in 2020. The Company was not permitted to decrease Mr. Holland’s base salary under these agreements without his consent.
Mr. Holland was eligible to participate in any management incentive programs we establish, and he could receive incentive compensation based upon achievement of targeted levels of performance and other criteria established by the board of directors or compensation and talent committee. In the event we achieved the annual financial targets approved by the board, Mr. Holland was entitled to an annual bonus in an amount at least equal to his then-current base salary.
On January 26, 2021, the Company decided to eliminate the position of Executive Chairman and announced that Mr. Holland would step down from his position as Executive Chairman and a member of the board of directors, to be effective at the 2021 annual meeting of stockholders. On January 26, 2021, the Company and Mr. Holland entered into an advisory and board observation agreement, pursuant to which Mr. Holland was to serve as an advisor to the board with observer rights after the 2021 annual meeting of stockholders. On March 5, 2021, the board and Mr. Holland agreed that Mr. Holland would not serve as an advisor to the Company or earn any related advisor compensation and that Mr. Holland would forgo all observer rights under the advisory and board observation agreement after the 2021 annual meeting of stockholders. The remaining terms of the advisory and board observation agreement remain in full force and effect.
Following the 2021 annual meeting of stockholders, in accordance with the terms of his previously negotiated employment agreement, Mr. Holland was legally entitled to and has or will receive certain benefits for termination without cause as a result of the elimination of the position of Executive Chairman, including: (i) a pro rata payment of the average of the annual bonuses paid or payable during the three full fiscal years ended prior to the termination date (the “Bonus Amount”), (ii) payment each month, for a period of 36 months, of 1/12 of the sum of his current base salary and the Bonus Amount, and (iii) continuation of his benefits, including life insurance, disability, medical, dental, and hospitalization, for 36 months following the separation date. Additionally, upon his separation date, his remaining unvested incentive equity awards granted prior to 2021 to Mr. Holland accelerated and became fully vested.
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
Employment Agreement with Stephen M. Swad
In July 2019, we entered into an employment agreement with Stephen M. Swad. Under the agreement, we agreed to pay Mr. Swad a base salary of $425,000 per year. Mr. Swad was also eligible to receive a target bonus of up to 75% of his then-current base pay, subject to adjustment, upon achievement of our Company’s annual performance targets. Mr. Swad received a one-time
signing bonus consisting of (i) a cash bonus of $325,000, subject to repayment if he terminates his employment for other than “good reason” or the Company terminates his employment for “cause” within 12 months of his employment commencement, and (ii) a grant of RSUs valued at $2,000,000, with 25% vesting on the first anniversary of the date of grant, and the remaining 75% of the RSUs vesting in equal amounts quarterly for the following three years. Additionally, Mr. Swad received a one-time
grant of RSUs valued at $1,000,000 on August 1, 2019, vesting in four equal annual installments beginning on the first anniversary of the date of grant, subject to the terms of the related award grant notice.

In connection with Mr. Swad’s appointment as President and Chief Executive Officer, the Company and Mr. Swad entered into an amendment to his employment agreement dated August 25, 2020 (the “Swad Amendment”). The Swad Amendment increased Mr. Swad’s annual base salary to $475,000, increased the percentage of his annual salary that he was eligible to receive as an annual bonus to 100%, extended the time the Company would rent him an apartment in Charleston, provided he would receive RSUs valued at $700,000 vesting in three equal annual installments beginning on the first anniversary of the grant date, and updated his title and duties to reflect his becoming the Company’s President and Chief Executive Officer.
From May 10, 2021 until September 2, 2021, Mr. Swad transitioned to the role of Strategic Advisor to the Chief Executive Officer. Following September 2, 2021 (the “Separation Date”), Mr. Swad continues to serve as a Class I director and will hold office until the 2023 annual meeting of stockholders or until his successor is duly elected and qualified. In connection with his separation from our Company as President and Chief Executive Officer, on May 3, 2021, the Company and Mr. Swad entered into the Swad Second Amendment. Pursuant to the Swad Second Amendment, following the Separation Date, Mr. Swad will receive separation benefits for termination without cause under his employment agreement, including: (i) continued payment of his base salary for 12 months following the Separation Date; (ii) payment of his 2021 annual bonus on a prorated basis of 75% to align to actual service time; and (iii) COBRA premium support for 12 months following the Separation Date. As of the Separation Date, Mr. Swad forfeited 75% of the 2021 Long Term Incentive Grant dated April 1, 2021 (“2021 LTI Grant”). Mr. Swad received 25% of his 2021 LTI Grant to align to actual service time, with the remainder of the 2021 LTI Grant comprised of 50% RSUs and 50% PRSUs, paid on April 1, 2022 based on the Company’s performance against targets in accordance with the Company’s plans, policies and practices. The material terms of Mr. Swad’s previously granted equity awards subject to time-based vesting remain unchanged and will continue to vest for the longer of: (i) his service as a member of the board of directors, or (ii) for
12-months
following the Separation Date. Following the 2023 annual meeting of stockholders, or earlier removal from the board without cause or due to a change of control, any remaining unvested equity awards previously granted to Mr. Swad subject to time-based vesting will accelerate and become fully vested. In exchange for these separation benefits, Mr. Swad entered into a general release of claims in favor of the Company.
During and after his employment, Mr. Swad is subject to a covenant related to the non-disclosure
of trade secrets and confidential information. For one year following the date of termination, Mr. Swad is subject to covenants related to the non-solicitation
of customers, employees or consultants and a covenant not to compete with the Company within the United States.
Potential Payments on Change of Control
If the severance payments called for in our employment agreements with our named executive officers serving as of December 31, 2021, as described above under “
Employment Agreements
”, had been triggered on December 31, 2021, we would have been obligated to make the following payments:

	Upon Termination without Cause or Resignation for Good Reason - No Change of Control				Upon Termination without Cause or Resignation for Good Reason - Change of Control
Name	Cash Severance ($)	Value of Accelerated Vesting (1) ($)	Value of Benefits ($)	Total ($)	Cash Severance ($)	Value of Accelerated Vesting (1) ($)	Value of Benefits ($)	Total ($)
Matthew Levin President, CEO and Director	$1,378,780	$1,274,876	$10,860	$2,664,516	$2,478,780	$4,274,472	$10,860	$6,764,112
Alpana Wegner CFO	$375,000	$619,536	$14,898	$1,009,434	$517,558	$1,705,108	$14,898	$2,237,564
Mason R. Holland, Jr. (2) Former Executive Chairman	—	—	—	—	—	—	—	—
Stephen M. Swad (3) Former CEO, Director	—	—	—	—	—	—	—	—

(1)
The value of accelerated vesting equals $10.66, the closing sale price per share of our common stock on the Nasdaq Global Market on December 31, 2021, multiplied by the number of shares subject to accelerated vesting.

(2)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021. Following his separation from our Company, Mr. Holland received the severance compensation pursuant to his employment agreement, as described in “
Employment Agreements with Mason R. Holland, Jr.
” above.

(3)
Mr. Swad served as our President and Chief Executive Officer until his separation from our Company, effective May 10, 2021. He continued to serve our Company as Strategic Advisor to the Chief Executive Officer through September 2, 2021.

2021 Grants of Plan-Based Awards Table
The following table summarizes equity awards and
non-equity
incentive plan awards granted to our named executive officers in 2021, as of the date of grant.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)				All other stock awards: Number of time- based RSUs (2) (#)		Grant Date Fair Value of Stock Awards ($) (3)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Matthew Levin (4)	May 4, 2021					19,550	(5)	19,550			$267,444
President, CEO	May 4, 2021					85,312	(6)	127,968			$1,167,068
and Director	May 4, 2021								85,312	(7)	$1,167,068
	May 4, 2021								248,826	(7)	$3,403,940
	May 4, 2021					106,640	(8)	106,640			$1,458,835
	May 4, 2021	$0	$275,000	$550,000
Alpana Wegner	April 1, 2021					9,963	(5)	9,963			$138,585
CFO	April 1, 2021					49,816	(6)	74,725			$692,941
	April 1, 2021								49,817	(9)	$692,954
	April 1, 2021	$0	$140,625	$281,250
	September 8, 2021								42,414	(10)	$496,668
Mason R. Holland, Jr. (11)	April 1, 2021					12,118	(11)	12,118			$168,561
Former Executive Chairman	April 1, 2021					9,088	(11)	13,632			$126,414
	April 1, 2021								9,088	(11)	$126,414
	April 1, 2021	$0	$171,034	$342,068
Stephen M. Swad (12)	April 1, 2021					16,827	(5)	16,827			$234,064
Former CEO, Director	April 1, 2021					92,548	(6)	138,823			$1,287,343
	April 1, 2021								92,549	(6)	$1,287,357
	April 1, 2021	$0	$237,500	$475,000

(1)
Represents the aggregate cash incentive components of the 2021 annual incentives payable to the named executive officer, as summarized in “
Compensation Discussion and Analysis

-

Compensation Elements
” above.

(2)
Represents the aggregate equity incentive components of the 2021 annual incentives granted in the form of PRSUs and RSUs to the named executive officer, as summarized in “
Compensation Discussion and Analysis

-

Compensation Elements
” above.

(3)
The reported amounts represent the aggregate grant date fair value of awards of PRSUs and RSUs computed in accordance with FASB ASC Topic 718, excluding the estimate of forfeitures. The reported amounts for PRSUs also assume target performance goals will be achieved and are consistent with the estimate of aggregate compensation cost recognized over the service period determined as of the grant date under FASB ASC Topic 718.

(4)	Mr. Levin was appointed our President, Chief Executive Officer and Director, effective May 10, 2021.
(5)
A percentage of the PRSUs were to vest upon the achievement of a revenue goal, an adjusted EBITDA goal, and software revenue retention goal, during the period of January 1, 2021 through December 31, 2021, as summarized in “
Compensation Discussion and Analysis

-

Compensation Elements
” above. Our board of directors determined that, effective on April 1, 2022 (and in the case of Mr. Levin, May 10, 2022), a total of 19,550, 9,963 and 12,620 PRSUs vested for Mr. Levin, Ms. Wegner, and Mr. Swad, respectively.

(6)
Up to a quarter of the PRSUs are eligible to vest on each of April 1, 2022, April 1, 2023, April 1, 2024 and April 1, 2025 (and in the case of Mr. Levin, May 10, 2022, April 1, 2023, April 1, 2024 and April 1, 2025). Annually, a percentage of the PRSUs vest upon the achievement of a Rule of 40 goal and an annual recurring revenue subscription bookings growth goal, as summarized in “
Compensation Discussion and Analysis

-

Compensation Elements
” above. For the period of January 1, 2021 through December 31, 2021, our board of directors determined that, effective on April 1, 2022 (and in the case of Mr. Levin, May 10, 2022), a total of 41,047, 23,966, 11,130 PRSUs vested for Mr. Levin, Ms. Wegner, and Mr. Swad, respectively.

(7)	Represents RSUs which vest in four equal annual installments beginning on May 10, 2022, subject to continued employment.
(8)
The PRSUs will vest upon the achievement of our closing stock price being at least $23.00 for a period of twenty (20) consecutive trading days (the “Performance Event”), during the period of May 10, 2023 through May 10, 2026. If the Performance Event occurs on or before May 10, 2024 then the PRSUs will vest on May 10, 2024, subject to Mr. Levin’s continued employment. If the Performance Event occurs after May 10, 2024 but on or prior to May 10, 2026 then the PRSUs will vest upon the occurrence of the Performance Event, subject to Mr. Levin’s continued employment.

(9)	Represents RSUs which vest in four equal annual installments beginning on April 1, 2022, subject to continued employment.
(10)	Represents RSUs which vest in four equal annual installments beginning on September 1, 2022, subject to continued employment.
(11)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021. Following his separation from our Company, Mr. Holland did not receive an annual incentive bonus for 2021 and his 2021 long-term incentive compensation was canceled. He instead received the severance compensation pursuant to his employment agreement, including a pro rata bonus and his unvested equity awards granted prior to 2021 vested until his separation date, and subsequently any unvested equity awards granted prior to 2021 accelerated and became fully vested. For further discussion, see “
Employment Agreements with Mason R. Holland, Jr.
” above.

(12)
Mr. Swad served as our President and Chief Executive Officer until May 10, 2021, and thereafter served as Strategic Advisor to the Chief Executive Officer until September 2, 2021. Mr. Swad was eligible to receive 75% of his annual incentive bonus for 2021 and 25% of his 2021 long-term incentive compensation to align to actual service time through September 2, 2021. See “
Employment Agreement with Stephen M. Swad”
above for a discussion of Mr. Swad’s compensation arrangements.

Outstanding Equity Awards as of December 31, 2021 Table
The following table lists the outstanding equity awards held by our named executive officers as of December 31, 2021:

	Stock awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned units (#)		Equity incentive plan awards: market value of unearned units ($) (1)
Matthew Levin (2)	85,312	(3)	$909,426
President, CEO	248,826	(3)	$2,652,485
and Director				19,550	(4)	$208,403
				127,968	(5)	$1,364,139
				106,640	(6)	$1,136,782
Alpana Wegner	936	(7)	$9,978
CFO	1,011	(8)	$10,777
	420	(9)	$4,477
	145	(10)	$1,546
	475	(11)	$5,064
	2,165	(12)	$23,079
	3,544	(13)	$37,779
				9,963	(14)	$106,206
				74,725	(15)	$796,569
	7,343	(16)	$78,726
	14,526	(17)	$154,847
	49,817	(18)	$531,049
	42,414	(19)	$452,133
Mason R. Holland, Jr. (20)	—		—
Former Executive Chairman
Stephen M. Swad. (21)	33,731	(22)	$359,572
Former CEO, Director	19,274	(23)	$205,461
	37,528	(16)	$400,048
	40,673	(17)	$433,574
	23,137	(18)	$246,640
	33,174	(16)	$360,031
				12,620	(14)	$134,529
				34,705	(15)	$369,955

(1)	Based on $10.66 per share which was the closing price of our common stock on the Nasdaq Global Market on December 31, 2021, the last trading day of that fiscal year.
(2)	Mr. Levin was appointed our President, Chief Executive Officer and Director, effective May 10, 2021.
(3)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on May 10, 2022, subject to continued employment.
(4)
The amount reported represents the number of PRSUs granted to Mr. Levin on May 4, 2021, as previously described, and assumes target performance goals will be achieved. A percentage of the PRSUs were to vest upon the achievement of a revenue goal, an adjusted EBITDA goal, and software revenue retention goal, during the period of January 1, 2021 through December 31, 2021, as summarized in “
Compensation Discussion and Analysis

-

Compensation Elements
” above. Our board of directors has determined that, effective on May 10, 2022, a total of 19,550 PRSUs will vest for Mr. Levin.

(5)
The amount reported represents the number of PRSUs granted to Mr. Levin on May 4, 2021, as previously described, and assumes target performance goals will be achieved. A percentage of the PRSUs were to vest upon the achievement of a Rule of 40 goal and an annual recurring revenue subscription bookings growth goal during the period of January 1, 2021 through December 31, 2021, as summarized in “
Compensation Discussion and Analysis

-

Compensation Elements
” above. Our board of directors has determined that, effective on May 10, 2022, a total of 41,047 PRSUs will vest for Mr. Levin.

(6)
The PRSUs will vest upon the achievement of our closing stock price being at least $23.00 the “Performance Event”, during the period of May 10, 2023 through May 10, 2026. If the Performance Event occurs on or before May 10, 2024 then the PRSUs will vest on May 10, 2024, subject to Mr. Levin’s continued employment. If the Performance Event occurs after May 10, 2024 but on or prior to May 10, 2026 then the PRSUs will vest upon the occurrence of the Performance Event, subject to Mr. Levin’s continued employment.

(7)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on January 1, 2019, subject to continued employment.
(8)
The shares subject to this grant of PRSUs represented a right to receive one share of our common stock upon the Company’s achievement of annual recurring revenue bookings percentage growth goals during the period of January 1, 2018 through December 31, 2018 and vest in four equal annual installments beginning on April 1, 2019, subject to continued employment.

(9)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on April 1, 2019, subject to continued employment.
(10)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on February 1, 2020, subject to continued employment.
(11)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on April 1, 2020, subject to continued employment.
(12)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on November 1, 2020, subject to continued employment.
(13)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on January 1, 2021, subject to continued employment.
(14)
The amount reported represents the number of PRSUs granted to the named executive officer on April 1, 2021, as previously described, and assumes target performance goals will be achieved. A percentage of the PRSUs were to vest upon the achievement of a revenue goal, an adjusted EBITDA goal, and a software revenue retention goal, during the period of January 1, 2021 through December 31, 2021, as summarized in “
Compensation Discussion and Analysis

—

Compensation Elements
” above. Our board of directors determined that, effective on April 1, 2022, a total of 9,963, 0 and 12,620 PRSUs vested for Ms. Wegner, Messrs. Holland and Swad, respectively.

(15)
The amount reported represents the number of PRSUs granted to the named executive officer on April 1, 2021, as previously described, and assumes target performance goals will be achieved. A percentage of the PRSUs were to vest upon the achievement of a Rule of 40 goal and an annual recurring revenue subscription bookings growth goal during the period of January 1, 2021 through December 31, 2021, as summarized in “
Compensation Discussion and Analysis

—

Compensation Elements
” above. Our board of directors determined that, effective on April 1, 2022, a total of 23,966, 0 and 11,130 PRSUs vested for Ms. Wegner and Messrs. Holland and Swad, respectively.

(16)	The shares subject to this grant of RSUs vest in three equal annual installments beginning on May 1, 2021, subject to continued employment.
(17)	The shares subject to this grant of RSUs vest in three equal annual installments beginning on September 1, 2021, subject to continued employment.
(18)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on April 1, 2022, subject to continued employment.
(19)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on September 1, 2022, subject to continued employment.
(20)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021. Following his separation from our Company, Mr. Holland did not receive an annual incentive bonus for 2021 and his 2021 long-term incentive compensation was canceled. He instead received the severance compensation pursuant to his employment agreement, including a pro rata bonus and his unvested equity awards granted prior to 2021 vested until his separation date, and subsequently any unvested equity awards granted prior to 2021 accelerated and became fully vested. For further discussion, see “
Employment Agreements with Mason R. Holland, Jr.
” above.

(21)
Mr. Swad served as our President and Chief Executive Officer until May 10, 2021, and thereafter served as Strategic Advisor to the Chief Executive Officer until September 2, 2021. Mr. Swad was eligible to receive 75% of his annual incentive bonus for 2021 and 25% of his 2021 long-term incentive compensation to align to actual service time through September 2, 2021. His other unvested time-based equity awards will continue to vest for the longer of (i) his service as a member of the board of directors, or (ii) September 2, 2022.

(22)	The shares subject to this grant of RSUs vest 25% on August 1, 2020. 6.25% of the restricted stock units vest on each three-month anniversary thereafter, subject to continued employment.
(23)	The shares subject to this grant of RSUs vest in four equal annual installments beginning on August 1, 2020, subject to continued employment.

2021 Stock Vested Table
The following table sets forth information on the aggregate number and value of all RSUs and PRSUs vested for each named executive officer in the year ended December 31, 2021.
Stock Vested during the year ended December 31, 2021

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting (1) ($)
Matthew Levin	—	$—
President, CEO and Director
Alpana Wegner	18,444	$238,239
CFO
Mason R. Holland, Jr. (2)	47,975	$666,127
Former Executive Chairman
Stephen M. Swad (3)	99,238	$1,292,949
Former CEO, Director

(1)	The aggregate value realized equals the fair market value of the shares acquired, based on the closing sale price of our common stock on the Nasdaq Global Market immediately preceding vesting.
(2)
Mr. Holland served as our Executive Chairman of the Board until his separation from our Company, effective June 30, 2021. Following his separation from our Company, Mr. Holland did not receive an annual incentive bonus for 2021 and his 2021 long-term incentive compensation was canceled. He instead received the severance compensation pursuant to his employment agreement, including a pro rata bonus and his unvested equity awards granted prior to 2021 vested until his separation date, and subsequently any unvested equity awards granted prior to 2021 accelerated and became fully vested. For further discussion, see “
Employment Agreements with Mason R. Holland, Jr.
” above.

(3)
Mr. Swad served as our President and Chief Executive Officer until May 10, 2021, and thereafter served as Strategic Advisor to the Chief Executive Officer until September 2, 2021. Mr. Swad was eligible to receive 75% of his annual incentive bonus for 2021 and 25% of his 2021 long-term incentive compensation to align to actual service time through September 2, 2021. His other time-based unvested equity awards will continue to vest for the longer of (i) his service as a member of the board of directors, or (ii) September 2, 2022. For further discussion, see “
Employment Agreement with Stephen M. Swad”
above.

CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of the SEC’s Regulation
S-K,
we are providing the following information about the relationship between the median of the annual total compensation of all our employees and the annual total compensation of Mr. Levin, our President and Chief Executive Officer on the date we selected to identify the median employee. The pay ratio included below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K.
However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies.
For 2021:

•	the median of the annual total compensation of all our employees of our Company (other than Mr. Levin) was $85,942; and

•	the compensation of Mr. Levin as Chief Executive Officer annualized for 2021 was $8,299,101.
Based on this information, for 2021 the ratio of the annual total compensation of Mr. Levin to the median of the annual total compensation of all our employees was estimated to be 97 to 1.
To identify the median employee, compensation data was gathered for our entire employee population as of December 1, 2019, including part-time employees and excluding our Chief Executive Officer and employees from companies acquired during 2019. We have no
non-U.S.
employees. We used total 2019 regular wages for the first payroll in December 2019 as the compensation measure that best reflects the compensation of all our employees. This compensation measure was consistently applied to all of our employees included in the calculation. In accordance with SEC rules, after identifying our median employee, the 2021 annual total compensation of the median employee and our Chief Executive Officer were determined using the same methodology that we use to determine our named executive officers’ annual total compensation for the
2021 Summary Compensation Table
.
CEO Pay Ratio without the
One-Time
Inducement Grant
Because Mr. Levin’s One-Time Inducement Grant (which is discussed in the
Compensation Discussion and Analysis
on page 5) was an initial grant with three purposes: (i) to compensate Mr. Levin for the forgone awards from Mr. Levin’s previous employment; (ii) to create further alignment between Mr. Levin and our public stockholders through a performance-based award with vesting based on strong stock price performance; and (iii) to retain and motivate Mr. Levin’s performance over the next several years through an additional retention-based award, we are presenting an alternative calculation of the pay ratio. The alternative calculation excludes the
One-Time
Inducement Grant’s grant date fair value of $4,862,775, but includes all other annual compensation of Mr. Levin, as reported in the
2021 Summary Compensation Table
. In that case, Mr. Levin’s compensation would have been $3,436,326.
Based on this information, for 2021 the ratio of the annual total compensation of Mr. Levin to the median of the annual total compensation of all employees would have been estimated to be 40 to 1.

DIRECTOR COMPENSATION
Each of our
non-employee,
independent directors receives an annual retainer of $180,000, payable at the director’s election either 50% in cash and 50% in RSUs, or 100% in RSUs. We also pay such directors the following cash fees for each quarter they chair one of the board committees: audit, $6,250; compensation and talent, $2,500; and nominating and governance, $1,875. Other members of the committees receive the following annual cash fees: audit, $9,000; compensation and talent, $5,000; and nominating and governance, $3,750. We pay our independent Chair an annual cash fee of $40,000.
Director Stock Ownership Guidelines
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
As of December 31, 2021, all of our directors subject to the policy were in compliance with the stock ownership policy.
The following table sets forth the total compensation paid to each of our non-employee,
independent directors serving in 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Douglas A. Dennerline	$33,955	$181,064	(1)	$215,019
Mason R. Holland, Jr. (2)	—	—		—
Barry Libert(3)	—	—		—
A. Lanham Napier	—	—		—
John J. Park	$7,641	$176,801	(4)	$184,442
Francis J. Pelzer V (5)	$35,401	$181,064	(1)(6)	$216,465
Coretha M. Rushing	$54,462	$289,716	(7)	$344,178
Stephen M. Swad (8)	—	—		—
Ana M. White	$7,048	—	(9)	$7,048
James Bradley Wilson	$1,311	$204,165	(10)	$204,476
Zeynep Young	—	—		—

(1)
On July 1, 2021, the board of directors approved grants of RSUs to each of Messrs. Dennerline and Pelzer for 12,778 shares of our common stock with an aggregate grant date fair value for each director of $181,064, computed in accordance with FASB ASC Topic 718. These grants of RSUs vest on the earlier of July 1, 2022 or the 2022 annual meeting of stockholders, subject to the director’s continued service on the board.

(2)	Mr. Holland was a named executive officer during a portion of 2021, and also served as a director. He received no additional compensation for service provided as a director in 2021.
(3)	Mr. Libert began serving as a director of our Company on September 10, 2020 and resigned on January 26, 2021.
(4)
On August 5, 2021, the board of directors approved an initial grant of RSUs to Mr. Park for 15,374 shares of our common stock with an aggregate grant date fair value of $176,801. This grant of RSUs vests in three equal annual installments beginning on the earlier of the anniversary date of the grant or the 2022 annual meeting of stockholders, subject to the director’s continued service on the board.

(5)	Mr. Pelzer resigned from the board of directors, effective April 4, 2022.
(6)
Mr. Pelzer also holds an option to purchase 50,000 shares of our common stock, granted to him in 2013 for service on the board of directors. On December 31, 2021, all shares subject to this option were vested.

(7)
On March 15, 2021, the board of directors approved an initial grant of RSUs to Ms. Rushing for 13,191 shares of our common stock with an aggregate grant date fair value of $199,184. This grant of RSUs vests in three equal annual installments beginning on March 15, 2022, subject to the director’s continued service on the board. Additionally, on July 1, 2021, the board of directors approved a grant of RSUs to Ms. Rushing for 6,389 shares of our common stock with an aggregate grant date fair value for her of $90,532, computed in accordance with FASB ASC Topic 718. Ms. Rushing elected to receive her annual director compensation as 50% in cash and 50% in RSUs. This grant of RSUs vests on the earlier of July 1, 2022 or the 2022 annual meeting of stockholders, subject to the director’s continued service on the board.

(8)
Mr. Swad is our former Chief Executive Officer and also serves as a director, and did not receive additional compensation for service provided as a director through September 2, 2021, during his period of service as our President and Chief Executive Officer and Advisor to the Chief Executive Officer, or thereafter.

(9)	Ms. White resigned from the board of directors, effective March 23, 2021.
(10)
On November 5, 2021, the board of directors approved an initial grant of RSUs to Mr. Wilson for 18,229 shares of our common stock with an aggregate grant date fair value of $204,165. This grant of RSUs vests in three equal annual installments beginning on the earlier of the anniversary date of the grant or the 2022 annual meeting of stockholders, subject to the director’s continued service on the board.

Mr. Levin is our President and Chief Executive Officer, and also serves as a director, and did not receive additional compensation for service provided as a director in 2021.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our compensation and talent committee consists of Ms. Rushing (Chair) and Messrs. Dennerline and Wilson. Ms. White served as our compensation and talent committee Chair until she stepped down in March 2021 and then Mr. Pelzer assumed the position of Chair. Mr. Pelzer served as Chair until he stepped down in August 2021, but continued service as a committee member until he stepped down in April 2022. Mr. Park served as our compensation and talent committee Chair from August 2021 until April 2022, when Ms. Rushing assumed the position of Chair. Mr. Dennerline served on the committee until he stepped down in August 2021 and he rejoined the committee in April 2022. None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of another entity that has one or more executive officers serving on our board or compensation and talent committee. No interlocking relationship exists between any member of our board or any member of the compensation committee (or other committee performing equivalent functions) of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
Our equity compensation plans consist of the Benefitfocus, Inc. 2016 Employee Stock Purchase Plan and the Second Amended and Restated 2012 Stock Plan, as amended, which were each approved by our stockholders.
The following table sets forth the indicated information as of December 31, 2021 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2016 Employee Stock Purchase Plan	—		—	85,455
Second Amended and Restated 2012 Stock Plan, as amended	3,060,665		$0.38	2,050,954
Equity compensation plans not approved by security holders
Inducement Awards (1)	355,466	(2)	—	—

Total	3,416,131		$0.34	2,136,409

(1)
The
One-Time
Inducement Grant was approved by our independent directors and was made as an inducement material to our President and Chief Executive Officer entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

(2)
248,826 RSUs will vest in four equal annual installments beginning on the first anniversary of the President and Chief Executive Officer’s Start Date, May 10, 2021. 106,640 PRSUs will vest in a single installment if the Company’s closing stock price is at least $23.00 for a period of 20 consecutive trading days occurring after the second anniversary of the Start Date and prior to the fifth anniversary of the Start Date, subject to a minimum service requirement of three years by the President and Chief Executive Officer.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 20, 2022 unless otherwise noted below for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;

•	each of the named executive officers named in the 2021 Summary Compensation Table;

•	each director; and

•	all current directors and executive officers as a group.
Applicable percentage ownership is based on 33,819,987 shares of our common stock outstanding as of April 20, 2022, unless otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after April 20, 2022, and RSUs within 60 days after April 20, 2022, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Benefitfocus, Inc., 100 Benefitfocus Way, Charleston, South Carolina 29492.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
A. Lanham Napier (1)	5,370,781	13.72%
Stephen M. Swad (2)	242,173	*
Matthew Levin (3)	113,347	*
Douglas A. Dennerline (4)	49,705	*
Alpana Wegner	45,190	*
Coretha M. Rushing (5)	10,786	*
J. Bradley Wilson (6)	6,076	*
John Park (7)	5,125	*
Alexander Lerner	—	*
Zeynep Young	—	*
All current directors and executive officers as a group (10 individuals)	9,716,496	24.80%
5% or Greater Stockholders:
BuildGroup Management, LLC (8)	5,333,334	13.62%
Indaba Capital Management, L.P. (9)	3,963,694	11.72%
Archon Capital Management LLC (10)	3,308,025	9.78%
Brown Brothers Harriman & Co. (11)	3,096,010	9.15%
Mason R. Holland, Jr. (12)	2,741,587	8.11%
The Vanguard Group, Inc. (13)	1,893,997	5.60%
Blackrock, Inc. (14)	1,880,409	5.56%

*	Less than 1%.

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

(2)	Includes 170,879 shares held by the Stephen M. Swad Revocable Living Trust.
(3)
Includes 83,536 shares held upon the vesting of RSUs exercisable within 60 days after April 20, 2022 and includes 29,812 shares held upon the vesting of PRSUs exercisable within 60 days after April 20, 2022.

(4)	Includes 12,778 shares held upon the vesting of RSUs exercisable within 60 days after April 20, 2022.
(5)	Includes 6,389 shares held upon the vesting of RSUs exercisable within 60 days after April 20, 2022.
(6)	Includes 6,076 shares held upon the vesting of RSUs exercisable within 60 days after April 20, 2022.
(7)	Includes 5,125 shares held upon the vesting of RSUs exercisable within 60 days after April 20, 2022.
(8)
Based solely on a Schedule 13D filed with the SEC on June 10, 2020 by BuildGroup Management, LLC. Includes 5,333,334 shares of common stock underlying 1,777,778 shares of the Company’s Series A convertible preferred stock. The address of BuildGroup Management, LLC is 3500 Jefferson Street, Suite 303, Austin, Texas 78731.

(9)
Based solely on a Schedule 13D/A filed with the SEC on April 5, 2022 by Indaba Capital Management, L.P. The address of Indaba Capital Management, L.P. is One Letterman Drive, Building D, Suite DM 700, San Francisco, California 94129.

(10)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2022 by Archon Capital Management (“Archon Capital”). The address of Archon Capital is 1100 19th Avenue E, Seattle, Washington 98112.

(11)
Based solely on a Schedule 13G/A filed with the SEC on February 2, 2022 by Brown Brothers Harriman & Co. (“Brown Brothers”). Includes 3,096,010 shares of common stock held by Brown Brothers as a bank. The address of Brown Brothers is 140 Broadway, New York, New York 10005.

(12)
Includes 2,649,099 shares held by the Holland Family Trust and five shares held by Mr. Holland as custodian for his minor son. Mr. Holland and his wife share voting and investment control over the shares held by the Holland Family Trust.

(13)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2022 by The Vanguard Group, Inc. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(14)	Based solely on a Schedule 13G/A filed with the SEC on February 7, 2022 by BlackRock, Inc. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions
The following is a summary of each transaction or series of similar transactions since January 1, 2021 to which we were or are a party in which:

•	the amount involved exceeded or exceeds $120,000; and

•	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
Landlord

-

Daniel Island Executive Center, LLC and DIEC II, LLC
We lease real property from Daniel Island Executive Center, LLC (“DIEC, LLC”) and DIEC II, LLC for use as our corporate headquarters in Charleston, South Carolina under three lease agreements. Pursuant to an amendment to each lease executed on December 12, 2016, each lease agreement expires on December 31, 2031. Under the three leases, an aggregate of $127.5 million of lease payments were remaining as of January 1, 2021. We made payments related to these agreements in the amount of $6.5 million for the year ended December 31, 2021.
On March 13, 2020, our Company executed an amendment to leases amending: (i) the Lease Agreement dated January 1, 2009, as amended, between the Company and DIEC, LLC; (ii) the Lease Agreement dated May 31, 2005, as amended, between the Company and DIEC, LLC; and (iii) the Commercial Lease Agreement dated December 13, 2013, as amended, between the Company and DIEC II, LLC. Pursuant to the amendment to these leases, the Company paid DIEC, LLC and DIEC II, LLC $4.0 million for rent due to DIEC, LLC and DIEC II, LLC from January 1, 2021 to June 1, 2021, representing an approximately 17% discount on rent due for those periods. DIEC, LLC and DIEC II, LLC are South Carolina limited liability companies. The Holland Family Trust, with which Mason Holland (our former Executive Chairman of the board and a significant stockholder) is affiliated, is part owner of DIEC, LLC and DIEC II, LLC. See below under “
Procedures for Approval of Related Party Transactions
” for a description of the measures taken to ensure the price and negotiation process with respect to the above lease agreements were fair to the Company and our stockholders. At the end of 2021, the building the Company uses as its corporate headquarters was sold to an unaffiliated third party. The third party assumed the DIEC II, LLC lease agreement, and going forward, the lease agreement will not be considered a related party transaction.
Indemnification Agreements
Our restated certificate of incorporation, as amended, and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law. In addition, as permitted by the laws of the State of Delaware, we have entered into indemnification agreements with each of our directors. Under the terms of our indemnification agreements, we are required to indemnify each of our directors, to the fullest extent permitted by the laws of the State of Delaware, if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of our Company, and with respect to any criminal proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful. We must indemnify our officers and directors against any and all (A) costs and expenses (including attorneys’ and experts’ fees, expenses and charges) actually and reasonably paid or incurred in connection with investigating, defending, being a witness in or participating in, or preparing to investigate, defend, be a witness in or participate in, and (B) judgments, fines, penalties and amounts paid in settlement in connection with, in the case of either (A) or (B), any threatened, pending or completed action, suit, arbitration, alternate dispute resolution mechanism, investigation, inquiry, administrative hearing or any other actual, threatened or completed proceeding, by reason of the fact that (x) such person is or was a director or officer, employee, agent or fiduciary of our Company or (y) such person is or was serving at our request as a director, officer, employee or agent or fiduciary of another corporation, partnership, joint venture, trust, employee benefits plan or other enterprise. The indemnification agreements will also require us, if so requested, to advance within 30 days of such request any and all costs and expenses that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to be indemnified for such costs and expenses. Our amended and restated bylaws also require that such person return any such advance if it is ultimately determined that such person is not entitled to indemnification by us as authorized by the laws of the State of Delaware.
We are not required to provide indemnification under our indemnification agreements for certain matters, including: (1) indemnification in connection with certain proceedings or claims initiated or brought voluntarily by the indemnitee; (2) indemnification related to disgorgement of profits made from the purchase or sale of securities of our Company under Section 16(b) of the Exchange Act, or similar provisions of state statutory or common law; (3) indemnification that is finally determined, under the procedures and subject to the presumptions set forth in the indemnification agreements, to be unlawful; or (4) indemnification for liabilities for which the director has received payment under any insurance policy for such person’s benefit, our restated certificate of incorporation, as amended, and our amended and restated bylaws or any other contract or otherwise, except with respect to any excess amount beyond the amount so received by such director or officer. The indemnification agreements will require us, to the extent that we maintain an insurance policy or policies providing liability insurance for directors, officers, employees, agents or fiduciaries of our Company or of any other corporation, partnership, joint venture, trust, employee benefits plan or other enterprise that such person serves at the request of our Company, to cover such person by such policy or policies to the maximum extent available.
Employment Agreements
We have entered into employment agreements with certain of our executive officers that provide for salary, bonus and severance compensation. For more information regarding these employment agreements, see “
Executive Compensation

-

Compensation Discussion and Analysis

-

Employment Agreements
”.
Equity Issued to Executive Officers and Directors
We have granted RSUs and PRSUs to our executive officers and directors in 2021, as more fully described in “
Executive Compensation

-

Compensation Discussion and Analysis

-

Outstanding Equity Awards as of December
 31, 2021
” and “
Director Compensation
”.
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

Director Independence
The board of directors has established an audit committee, compensation and talent committee, and nominating and governance committee. Our audit committee consists of independent directors Messrs. Park (Chair) and Wilson and Ms. Rushing; our compensation and talent committee consists of independent directors Ms. Rushing (Chair) and Messrs. Dennerline and Wilson; and our nominating and governance committee consists of independent directors Messrs. Lerner
(Co-Chair)
and Wilson
(Co-Chair)
and Ms. Young.
The board of directors has undertaken a review of the independence of our directors and has determined that Messrs. Dennerline, Lerner, Napier, Park and Wilson and Mss. Rushing and Young are independent within the meaning of the Nasdaq Listing Rules. In addition, the board has determined that Messrs. Park and Wilson and Ms. Rushing meet the additional test for independence for audit committee members and Messrs. Dennerline and Wilson and Ms. Rushing meet the additional test for independence for compensation committee members imposed by SEC regulations and the Nasdaq Listing Rules.
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
services are required to be
pre-approved
by our audit committee on an
engagement-by-engagement
basis.
The following table summarizes the aggregate fees billed for professional services rendered to us by EY in 2020 and 2021. A description of these various fees and services follows the table.

	2020	2021
Audit Fees	$1,658,714	$1,720,682
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Audit Fees
The aggregate fees billed to us by EY in connection with the annual audit of our financial statements, for the review of our financial statements included in our Quarterly Reports on Form
10-Q
and Annual Report on Form
10-K
and for other services normally provided in connection with statutory and regulatory filings, were $1,658,714 and $1,720,682 for the years ended December 31, 2020 and 2021, respectively.
Audit-Related Fees
No audit-related fees were billed to us by EY for the years ended December 31, 2020 or 2021.
Tax Fees
No tax fees were billed to us by EY for the years ended December 31, 2020 or 2021.
All Other Fees
No other fees were billed to us by EY for the years ended December 31, 2020 or 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(b) Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation of Benefitfocus, Inc.	10-Q	001-36061	3.1.3	November 12, 2013

3.1.2	Certificate of Designations for the Series A Convertible Preferred Stock of Benefitfocus, Inc., as filed with the Delaware Secretary of State on June 4, 2020.	8-K	001-36061	3.1	June 8, 2020

3.1.3	Certificate of Amendment of Restated Certificate of Incorporation of Benefitfocus, Inc., as amended.	8-K	001-36061	3.1	July 1, 2021

3.2	Second Amended and Restated Bylaws of Benefitfocus, Inc.	8-K	001-36061	3.2	July 1, 2021

4.1	Specimen Certificate for Common Stock.	S-1/A	333-190610	4.1	September 5, 2013

4.2.1	Form of Second Amended and Restated Investors’ Rights Agreement, dated, 2013, by and among Benefitfocus, Inc. and certain stockholders named therein.	S-1/A	333-190610	4.3	September 16, 2013

4.2.2	First Amendment to Second Amended and Restated Investors’ Rights Agreement, dated February 24, 2015, by and among Benefitfocus, Inc. and certain stockholders named therein.	10-K	001-36061	4.3.1	February 27, 2015

4.3	Indenture of Benefitfocus, Inc. and U.S. National Bank, as Trustee, dated as of December 27, 2018.	8-K	001-36061	4.1	December 28, 2018

4.4	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.3).	8-K	001-36061	4.1	December 28, 2018

4.5	Description of Securities.	10-K	001-36061	4.5	March 4, 2022

10.1#	Benefitfocus, Inc. Management Incentive Bonus Program.	DEF 14A	001-36061	—	April 25, 2014

10.2#	Employment Agreement, dated January 19, 2007, by and between Benefitfocus.com, Inc. and Mason R. Holland, Jr.	S-1	333-190610	10.8	August 14, 2013

10.3#	Form of Employment Agreement.	S-1	333-190610	10.11	August 14, 2013

10.4#	Form of Indemnification Agreement.	S-1	333-190610	10.12	August 14, 2013

10.5.1	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of January 1, 2009, as amended.	S-1	333-190610	10.13	August 14, 2013

10.5.2	Third Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	001-36061	10.13.1	December 14, 2016

10.6.1	Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of May 31, 2005.	S-1	333-190610	10.14	August 14, 2013

10.6.2	First Amendment to Lease between Daniel Island Executive Center, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	001-36061	10.14.1	December 14, 2016

10.7+	Master Business Agreement between Aetna Life Insurance Company and Benefitfocus.com, Inc., dated as of November 28, 2006.	10-K	001-36061	10.7	March 4, 2022

10.8.1	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 13, 2013.	10-K	001-36061	10.19	March 21, 2014

10.8.2	Amendment to Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	001-36061	10.16.1	December 14, 2016

10.9#	Benefitfocus, Inc. 2016 Employee Stock Purchase Plan.	DEF14A	001-36061	—	April 22, 2016

10.10	Lease between DIEC II, LLC and Benefitfocus.com, Inc., dated as of December 12, 2016.	8-K	001-36061	10.31	December 14, 2016

10.11	Form of Call Option Transaction Notice.	8-K	001-36061	10.1	December 28, 2018

10.12.1#	Employment Agreement, dated July 2, 2019, by and between Benefitfocus.com and Stephen M. Swad.	10-Q	001-36061	10.26	November 7, 2019

10.12.2#	First Amendment to Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Stephen M. Swad.	8-K	001-36061	10.1	August 26, 2020

10.12.3#	Second Amendment to Employment Agreement, dated May 3, 2021, by and between Benefitfocus.com and Stephen M. Swad.	8-K	001-36061	10.2	May 5, 2021

10.13	Senior Secured Revolving Credit Facility, dated as of March 3, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	10-Q	001-36061	10.26	May 8, 2020

10.14	Guarantee and Collateral Agreement, dated as of March 3, 2020, made by Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., and other grantors, in favor of Silicon Valley Bank, as administrative agent.	10-Q	001-36061	10.27	May 8, 2020

10.15	Amendment to Leases between Daniel Island Executive Center, LLC, DIEC II, LLC and Benefitfocus.com, Inc., dated as of March 13, 2020.	8-K	001-36061	10.26	March 19, 2020

10.16	Preferred Stock Purchase Agreement, dated May 22, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K	001-36061	10.1	May 26, 2020

10.17	Consent to Senior Secured Revolving Credit Facility, dated as of May 22, 2020, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, Inc., several lenders, Silicon Valley Bank, as administrative agent, issuing lender and swingline lender, and the lenders from time to time party thereto.	8-K	001-36061	10.2	May 26, 2020

10.18	Registration Rights Agreement, dated June 4, 2020, by and between Benefitfocus, Inc. and BuildGroup LLC.	8-K	001-36061	10.1	June 8, 2020

10.19.1#	Benefitfocus, Inc. Second Amended and Restated Stock Plan, as amended.	8-K	001-36061	10.24.1	June 12, 2020

10.19.2#	Form of Grant Notice and Stock Option Agreement under the 2012 Stock Plan, as amended.	S-1	333-190610	10.6	August 14, 2013

10.20.1#	Employment Agreement, dated August 25, 2020, by and between Benefitfocus.com and Alpana Wegner.	8-K	001-36061	10.2	August 26, 2020

10.20.2#	First Amendment to Employment Agreement, effective February 28, 2022, by and between Benefitfocus.com and Alpana Wegner.	10-K	001-36061	10.20.2	March 4, 2022

10.21#	Separation and Release Agreement, dated August 24, 2020, by and between Benefitfocus.com and Raymond A. August.	8-K	001-36061	10.3	August 26, 2020

10.22#	Separation and Release Agreement dated September 29, 2020, by and between Benefitfocus.com and James P. Restivo.	8-K	001-36061	10.1	September 30, 2020

10.23	Amended and Restated Co-Sale and Voting Agreement, dated January 26, 2021, by and between Benefitfocus, Inc., Mason R. Holland, Jr. and BuildGroup LLC.	8-K	001-36061	10.1	February 1, 2021

10.24#	Advisory and Board Observation Agreement, dated January 26, 2021, by and between Benefitfocus, Inc. and Mason R. Holland, Jr.	8-K	001-36061	10.2	February 1, 2021

10.25#	Employment Agreement, dated April 29, 2021, by and between Benefitfocus.com. and Matthew Levin.	8-K	001-36061	10.1	May 5, 2021

10.26#	Form of Independent Director Compensation Agreement.	10-K	001-36061	10.26	March 4, 2022

21.1	List of Subsidiaries of Registrant.	10-K	001-36061	21.1	March 4, 2022

23.1	Consent of Ernst & Young LLP.	10-K	001-36061	23.1	March 4, 2022

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36061	31.1	March 4, 2022

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36061	31.2	March 4, 2022

31.3	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of the President and Chief Executive Officer, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36061	32.1	March 4, 2022

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	10-K	001-36061	101.INS	March 4, 2022

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	001-36061	101.SCH	March 4, 2022

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-36061	101.CAL	March 4, 2022

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-36061	101.DEF	March 4, 2022

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-36061	101.LAB	March 4, 2022

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-36061	101.PRE	March 4, 2022

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Management contract or compensatory plan.
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

Benefitfocus, Inc.

Date: May 2, 2022	By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer