Form 10-Q
period 2022-03-31
Benefitfocus, Inc.
filed 2022-05-05
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were approximately 33,962,916 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of March 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$58,972	$31,001
Marketable securities	–	37,049
Accounts receivable, net	23,504	16,491
Contract, prepaid and other current assets	25,757	27,615
Total current assets	108,233	112,156
Property and equipment, net	25,657	27,202
Financing lease right-of-use assets	54,332	56,474
Operating lease right-of-use assets	722	774
Intangible assets, net	20,061	21,134
Goodwill	34,237	34,237
Deferred contract costs and other non-current assets	8,076	8,864
Total assets	$251,318	$260,841
Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$6,466	$10,565
Accrued expenses	9,353	9,451
Accrued compensation and benefits	16,270	16,411
Deferred revenue, current portion	27,600	27,756
Lease liabilities and financing obligations, current portion	5,753	7,378
Contingent consideration	675	675
Total current liabilities	66,117	72,236
Deferred revenue, net of current portion	2,799	2,377
Convertible senior notes	119,774	107,281
Lease liabilities and financing obligations, net current portion	74,434	75,758
Other non-current liabilities	310	313
Total liabilities	263,434	257,965
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 1,777,778 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively, liquidation preference $45 per share as of March 31, 2022 and December 31, 2021, respectively	79,193	79,193
Stockholders' deficit:
Common stock, par value $0.001, 95,000,000 shares authorized, 33,521,117 and 33,460,545 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	33	33
Additional paid-in capital	378,490	431,874
Accumulated deficit	(469,832)	(508,224)
Total stockholders' deficit	(91,309)	(76,317)
Total liabilities, redeemable preferred stock and stockholders' deficit	$251,318	$260,841

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$61,225	$65,063
Cost of revenue	29,886	28,593
Gross profit	31,339	36,470
Operating expenses:
Sales and marketing	9,924	10,891
Research and development	11,157	10,832
General and administrative	9,289	9,862
Restructuring costs	1,006	1,400
Total operating expenses	31,376	32,985
(Loss) income from operations	(37)	3,485
Other income (expense):
Interest income	12	57
Interest expense	(2,482)	(5,555)
Other income (expense)	246	(42)
Total other expense, net	(2,224)	(5,540)
Loss before income taxes	(2,261)	(2,055)
Income tax expense	16	42
Net loss	(2,277)	(2,097)
Preferred dividends	(1,600)	(1,600)
Net loss available to common stockholders	$(3,877)	$(3,697)
Comprehensive loss	$(2,277)	$(2,097)
Net loss per common share:
Basic and diluted	$(0.12)	$(0.11)
Weighted-average common shares outstanding:
Basic and diluted	33,496,846	32,490,811

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2021	33,460,545	$33	$431,874	$(508,224)	$(76,317)
Cumulative effect adjustment from adoption of new accounting standard	–	–	(52,973)	40,669	(12,304)
Issuance of common stock upon vesting of restricted stock units	60,572	–	–	–	–
Stock-based compensation expense	–	–	1,189	–	1,189
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,277)	(2,277)
Balance, March 31, 2022	33,521,117	$33	$378,490	$(469,832)	$(91,309)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2020	32,327,439	$32	$427,431	$(476,058)	$(48,595)
Exercise of stock options	15,000	1	154	–	155
Issuance of common stock upon vesting of restricted stock units	173,731	–	–	–	–
Stock-based compensation expense	–	–	1,523	–	1,523
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,097)	(2,097)
Balance, March 31, 2021	32,516,170	$33	$427,508	$(478,155)	$(50,614)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,277)	$(2,097)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,737	6,353
Stock-based compensation expense	1,189	1,523
Accretion of interest on convertible senior notes	188	2,868
Interest accrual on finance lease liabilities	17	1,879
Rent expense less than payments	(27)	(13)
Non-cash accretion income from investments	29	227
Impairment or loss on disposal of right-of-use assets and property and equipment	–	45
Changes in operating assets and liabilities:
Accounts receivable, net	(7,014)	(2,256)
Accrued interest on investments	284	(136)
Contract, prepaid and other current assets	1,859	463
Deferred costs and other non-current assets	789	823
Accounts payable and accrued expenses	(4,899)	5,835
Accrued compensation and benefits	(141)	(7,208)
Deferred revenue	266	426
Other non-current liabilities	–	32
Net cash (used in) provided by operating activities	(3,000)	8,764
Cash flows from investing activities
Purchases of investments held-to-maturity	–	(22,329)
Maturities of investments held-to-maturity	–	22,500
Maturities of investments available-for-sale	22,045	–
Sales of investments available-for-sale	14,691	–
Business combination, net of cash acquired	(500)	–
Purchases of property and equipment	(2,010)	(1,893)
Net cash provided by (used in) investing activities	34,226	(1,722)
Cash flows from financing activities
Payments of preferred dividends	(1,600)	(1,600)
Change in amounts payable on behalf of customer members	1,151	–
Proceeds from exercises of stock options and ESPP	–	155
Payments on financing obligations	–	(223)
Payments of principal on finance lease liabilities	(2,806)	(2,034)
Net cash used in financing activities	(3,255)	(3,702)
Net increase in cash, cash equivalents and restricted cash	27,971	3,340
Cash, cash equivalents and restricted cash, beginning of period	31,001	90,706
Cash, cash equivalents and restricted cash, end of period	$58,972	$94,046

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$31	$88

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations and comprehensive loss, financial position, changes in stockholders’ deficit and cash flows. The results of operations and comprehensive loss for the three-month period ended March 31, 2022 are not necessarily indicative of the results for the full year or for any other future period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as amended.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for credit losses and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, contingent consideration, incremental borrowing rate used in lease accounting, the determination of the useful lives of assets, and the impairment assessment of acquired intangibles and goodwill. Additionally, as described in revenue and deferred revenue below, estimates are utilized in association with revenue recognition, in particular the estimation of variable consideration using the expected value method from insurance broker commissions reported in Platform revenue. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

Restructuring Costs

Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services and are presented separately in operating expenses in the consolidated statements of operations and comprehensive loss. The Company recorded restructuring costs of $1,006 and $ 1,400 from a reduction to its workforce during January 2022 and 2021, respectively.

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

Revenue from support is recognized over the service period.

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

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of March 31, 2022	As of December 31, 2021
Costs to obtain contracts	$3,863	$4,418
Costs to fulfill contracts	$2,689	$2,887

	Three Months Ended March 31,
Amortization of deferred contract costs	2022	2021
Costs to obtain contracts included in sales and marketing expense	$636	$745
Costs to fulfill contracts included in cost of revenue	$248	$351

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of bank checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted cash consists of voluntary benefits premiums collected by the Company from its customer members. Restricted cash amounts are segregated in separate bank accounts and are used exclusively for the payment of the related amounts due to third-party insurance providers for benefits enrolled in by customer members. This usage restriction is contractually imposed and reflects the Company’s intention with regards to such deposits. As of March 31, 2022, the Company had $1,151 of such restricted deposits included in cash, cash equivalents, and restricted cash on the consolidated balance sheets. The same amount due to third-party insurance providers on behalf of the customers is included in accounts payable on the consolidated balance sheet as of March 31, 2022. There was no restricted cash as of December 31, 2021.

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

Debt securities classified as either available-for-sale or held-to-maturity are subject to the expected credit loss model prescribed under Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments”. The Company utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for debt securities at the time the financial asset is originated or acquired. The Company measures expected credit losses on its debt portfolio on a collective basis by major security type. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company’s credit loss calculations for debt securities are based upon historical default and recovery rates of bonds rated with the same rating as its portfolio. An adjustment factor is applied to these credit loss calculations based upon the Company’s assessment of the expected impact from current economic conditions on its investments. The Company monitors the credit quality of debt securities through the use of their respective credit rating and updates them on a quarterly basis. The allowance for credit losses is discussed in Note 7.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. All of the Company’s cash, cash equivalents and restricted cash are held at financial institutions that management believes to be of high credit quality. The bank deposits of the Company might, at times, exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash, cash equivalents and restricted cash to date.

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. One customer represented approximately 11% of accounts receivable as of March 31, 2022. No customer exceeded 10% of accounts receivable as of December 31, 2021. No customer exceeded 10% of total revenue in any of the three-month periods ended March 31, 2022 and 2021.

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

The following tables present information about capitalized software development costs:

	Three Months Ended March 31,
Capitalized software development costs	2022	2021
Capitalized	$1,656	$1,748
Amortized	$2,430	$2,162

Capitalized software development costs	As of March 31, 2022	As of December 31, 2021
Net book value	$15,518	$16,292

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense. The Company has lease agreements which require payments for lease and non-lease components (e.g., common area maintenance and equipment maintenance) that are accounted for as a single lease component. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as maintenance costs based on future obligations, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

Comprehensive Loss

The Company’s net loss equals comprehensive loss for all periods presented.

Recently Adopted Accounting Standards

Convertible Debt

On January 1, 2022, the Company adopted ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. The Company adopted this update using the modified retrospective transition method at the beginning of the period of adoption. Accordingly, the Company did not adjust prior period financial statements, and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in 2022 in the amount of $40,669. The adoption of this standard had a significant impact on the Company’s consolidated financial statements as follows:

•

Removal of the equity component, net of allocated issuance costs, of the convertible senior notes of $52,973 recorded to additional paid-in capital resulting in an increase to the carrying amount of the liability and, cumulatively reduced non-cash interest expense ($40,669 of which was recorded to the opening balance of accumulated deficit);

•	Elimination of the $12,304 in unamortized discount recorded to the convertible senior notes; and
•	Significant reduction in prospective non-cash interest expense related to the elimination of the unamortized discount.

The adoption of this standard did not impact the manner in which the Company has or will reflect the convertible senior notes in diluted EPS.

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

During Q1 2022 the Company transferred the previously recorded consideration payable of $500. Additionally, consideration transferred to complete the acquisition includes contingently returnable assets of $879 and contingent consideration of $675 that is measured at fair value and classified within Level 3 of the fair value hierarchy, as presented in Note 5. The Company uses a probability weighted value analysis as the valuation technique to estimate future cash flow and subsequently converted those cash flows to a single present value amount. The significant unobservable input used in estimating the fair value of the contingently returnable asset was renewal of a customer relationship by June 30, 2022. The range of outcomes is materially consistent with the value recorded. The significant unobservable input used in estimating the fair value of the contingent consideration was the attainment of certain sales criteria and the probability outcome assigned to those criteria by January 31, 2022. Significant increases or decreases to either of these inputs would result in a higher or lower asset or liability capped by reasonable assumptions around the assumptions within a relatively short period of time. As of March 31, 2022, none of the contingent consideration amounts had been paid to the sellers, nor had any contingently returnable amounts been released from escrow.

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

Revenue recognized by the Company related to the operations of and identifiable expenses associated with the acquired business were immaterial for the three months ended March 31, 2022.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
Anti-Dilutive Common Share Equivalents	2022	2021
Restricted stock units	2,919,085	2,119,282
Stock options	96,500	106,928
Convertible senior notes	2,277,017	4,161,182
Conversion of preferred stock	5,333,334	5,333,334
Employee Stock Purchase Plan	2,881	2,604
Total anti-dilutive common share equivalents	10,628,817	11,723,330

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(2,277)	$(2,097)
Preferred dividends	(1,600)	(1,600)
Net loss attributable to common stockholders	$(3,877)	$(3,697)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,496,846	32,490,811
Net loss per common share, basic and diluted	$(0.12)	$(0.11)

5. Fair Value Measurement

The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents and restricted cash, net accounts receivable, accounts payable and other accrued liabilities, and accrued compensation and benefits, approximate fair value due to their short-term nature. The carrying value of the Company’s financing obligations approximates fair value, considering the borrowing rates currently available to the Company with similar terms and credit risks.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories:

	March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (1)	$54,763	$-	$-	$54,763
Contingently returnable consideration (2)	-	-	879	879
Total assets	$54,763	$-	$879	$55,642
Liabilities:
Contingent consideration (2)	$-	$-	$675	$675
Total liabilities	$-	$-	$675	$675

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds (1)	$24,150	$-	$-	$24,150
Available-for-sale securities	-	37,049	-	37,049
Contingently returnable consideration (2)	-	-	879	879
Total assets	$24,150	$37,049	$879	$62,078
Liabilities:
Contingent consideration (2)	$-	$-	$675	$675
Total liabilities	$-	$-	$675	$675

(1)

Money market mutual funds are classified as cash equivalents in the Company’s consolidated balance sheets, as short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase. The Company’s cash equivalent money market funds have carrying values that approximate fair value.

(2)

During the year ended December 31, 2021, the Company recorded contingently returnable consideration and contingent consideration as a result of its acquisition of Tango Health, Inc. See discussion of valuation techniques and significant assumptions used in determining the fair value of these items in Note 3.

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds. There were no marketable securities as of March 31, 2022. All marketable securities had contractual maturities of less than one year as of December 31, 2021. The following table presents information about the Company’s marketable securities by major security type:

	As of December 31, 2021
Sector	Amortized cost	Allowance for credit losses	Net carrying amount	Gross unrealized gains	Gross unrealized losses	Fair value
Financial	37,049	-	37,049	-	-	37,049
Total	$37,049	$-	$37,049	$-	$-	$37,049

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

7. Accounts Receivable, net

Accounts receivable, net include:

	As of March 31, 2022	As of December 31, 2021
Accounts receivable, net	$26,600	$18,970
Less: Allowance for doubtful accounts	(133)	(167)
Less: Allowance for returns	(2,963)	(2,312)
Total accounts receivable, net	$23,504	$16,491

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

	Three Months Ended March 31,
Allowance for doubtful accounts	2022	2021
Beginning of period	$167	$200
Provision for credit losses	-	48
Write-offs and recoveries	(34)	-
End of period	$133	$248

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

As of March 31, 2022, the Notes were not convertible.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied market interest rate of its Notes to be approximately 7.30%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component of the Notes, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $181,500 upon issuance, calculated as the present value of future contractual payments based on the $240,000 aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $58,500 difference between the gross proceeds received from issuance of the Notes of $240,000 and the estimated fair value of the liability component represented the equity component of the Notes and was recorded in additional paid-in capital. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022. As a result of adoption, the equity component of the debt discount was eliminated.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components in proportion to the allocation of proceeds. Transaction costs attributable to the liability component, totaling $4,808, were amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $1,550, were included with the equity component in shareholders’ deficit. As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022. As a result of adoption, the remaining transaction costs previously classified as equity were reclassified to the Note liability.

The Notes consist of the following:

	As of
	March 31, 2022	December 31, 2021
Liability component:
Principal	$121,069	$121,069
Less: Debt discount, net of amortization(1)	(1,295)	(13,788)
Net carrying amount	$119,774	$107,281
Equity component (prior to adoption of ASU 2020-06)(2)	-	52,973

(1)

As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022. The result was a significant reduction in the recorded debt discount and the related amortization expense.

(2)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
Interest expense	2022	2021
1.25% coupon	$378	$691
Amortization of debt discount and transaction costs(1)	189	2,868
Total interest expense	$567	$3,559

(1)

As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022. The result was a significant reduction in the recorded debt discount and the related amortization expense.

As of March 31, 2022, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity prior to the adoption of ASU 2020-06 on January 1, 2022 as discussed in Note 2) were as follows:

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value
Convertible senior notes	$115,911	$119,774	$113,805	$107,281

(1)	As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022 resulting in an $12,304 net increase in the carrying value of the Notes.

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

Based on the closing price of our common stock of $12.62 on March 31, 2022, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

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

There were no amounts outstanding under the Company’s revolving line of credit as of March 31, 2022 or December 31, 2021. The amount available to borrow was $50,000 and the interest rate was 3.00% as of March 31, 2022. No amounts were borrowed or repaid under the credit facility during each of the three months ended March 31, 2022 and 2021.

10. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended March 31,
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	2022	2021
Financing cash flows from finance leases	$2,806	$2,034
Operating cash flows from finance leases	$1,849	$102
Operating cash flows from operating leases	$121	$122

As of March 31, 2022, the Company had no additional significant operating or finance leases that had not yet commenced.

11. Redeemable Preferred Stock

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

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of March 31, 2022, the Company had paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

Each holder of the Preferred Stock has the right, at its option, to convert its shares of the Preferred Stock, in whole or in part, into fully paid and non-assessable shares of the common stock, at any time and from time to time. The number of shares of the common stock into which a share of the Preferred Stock will convert at any time is equal to the quotient obtained by dividing its stated value then in effect plus any accumulated and unpaid Regular Dividends by its conversion price of $15.00. The conversion price is subject to customary anti-dilution adjustments, including adjustments in the event of any stock split, stock dividend, recapitalization or similar events. At closing, before payment of any dividends in kind, the 1,777,778 shares of the Preferred Stock were convertible into 5,333,334 shares of common stock.

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

12. Stock-based Compensation

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 106,612 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $1,156. These RSUs vest in equal annual installments over four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is 4.0 years from the date of grant.

13. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At March 31, 2022, the Company had reserved a total of 10,822,421 of its authorized 95,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	96,500
Restricted stock units	2,919,085
Available for future issuance under stock award plans	2,390,928
Available for future issuance under ESPP	82,574
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	10,822,421

14. Revenue

Disaggregation of Revenue

The following table provide information about disaggregation of revenue by service line:

	Three Months Ended March 31,
	2022	2021
Service line:
Subscription	$43,108	$45,579
Platform	6,552	7,769
Total software services	$49,660	$53,348
Professional services	11,565	11,715
Total	$61,225	$65,063

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Three Months Ended March 31, 2022
Contract assets	$18,051	$15,191
Contract liabilities
Deferred revenue	$30,133	$30,399

Three Months Ended March 31, 2021
Contract assets	$15,105	$12,311
Contract liabilities
Deferred revenue	$32,204	$32,630

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during each of the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, there were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three months ended March 31, 2022 that was included in the deferred revenue balance at the beginning of the period was $14,200.

During the three months ended March 31, 2022, there were no significant adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods.

Performance Obligations

As of March 31, 2022, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $250,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

15. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2022 was less than two percent, primarily as a result of estimated taxable income for the fiscal year-to-date offset by the utilization of net operating loss carryforwards. Current tax expense relates to estimated state income taxes and indefinite life intangibles. The limitation on the utilization of net operating losses in the indefinite life period is limited to 80% of taxable income because of provisions in the Tax Cuts and Jobs Act.

16. Segments Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

17. Related Parties

Series A Preferred Stock

As described in Note 11, the Company sold 1,777,778 shares of Preferred Stock to an the Buyer, entity whose Chief Executive Officer is a member of the Company’s Board of Directors. The Company paid dividends of $1,600 to the Buyer in each of the three-month periods ended March 31, 2022 and 2021. Additionally, the Company paid management oversight fees of $50 and $100 to the Buyer for the three months ended March 31, 2022 and 2021, respectively. There were no management oversight fees due to the Buyer as of March 31, 2022 or December 31, 2021.

18. Subsequent Events

Restricted Stock Units

During April 2022, the Company granted approximately 1,362,316 RSUs with an aggregate grant date fair value of approximately $17,004. These RSUs generally vest in equal annual installments over various periods ranging from three to four years from the grant date. The weighted-average vesting period for these RSUs is approximately 4.0 years from the date of grant.

The Company granted approximately 861,628 performance RSUs with an aggregate grant date fair value of approximately $10,753 during April 2022. The aggregate grant date fair value of the performance RSUs assuming target achievement was approximately $8,120. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2022, and vesting will then occur in equal annual installments over one- and four-year periods from the grant date. The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 3.2 years from the date of grant.

Business Combination

In April 2022, the Company paid the contingent consideration due related to its acquisition of Tango Health, Inc., as described in Note 3. The consideration paid approximated its March 31, 2022 fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2021. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed below and in our other SEC filings.

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

Benefitfocus solutions are based on a multi-tenant architecture and have a user-friendly interface designed for people to access all of their benefits in one place. Our comprehensive one-to-many model supports a broad line-up of benefits including core medical benefit plans; ancillary benefits, such as, dental, life, disability insurance, mental health and financial wellness; and a broad array of voluntary benefits. Our platform includes functionality designed to help consumers identify and evaluate benefit options available to them. We believe that as the number of employer benefits plans has increased, with each plan subject to many different business rules and requirements, demand for Benefitfocus solutions is growing.

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

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 70% of our total revenue during each of the three-month periods ended March 31, 2022 and 2021.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 11% and 12% of our total revenue during the three-month periods ended March 31, 2022 and 2021, respectively.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 19% and 18% of our total revenue during the three-month periods ended March 31, 2022 and 2021, respectively.

We believe there is a substantial addressable market for our products and services, and we have been investing to further enhance and expand our products over the past several years. We believe that our continued innovation and solutions, which extend the functionality of our offerings, provide more robust data analytics capabilities and enhance our ability to quickly respond to evolving market needs. We believe these innovative capabilities, as well as strong customer service, will help us attract and retain new customers, partners and brokers and increase our revenue from existing customers and relationships. Through our considerable domain expertise, a best-in-class experience, as well as continued innovation on our platform, we believe we will drive better customer retention. We are committed to strengthening our core, growing with intent and increasing our operational efficiencies to deliver exceptional value to our customers and shareholders.

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

The primary impact of the COVID-19 pandemic on our business and financial results were longer sales cycles and slowdown in new sales activity in 2020 and 2021 which negatively impacted growth in subscription revenue and platform revenue from new business which is impacting our topline revenue in 2022. Demand from our health plan customers has not returned to pre-pandemic levels, noting health plan administrators continue to redirect focus and resources to competing priorities. Additionally, the impacts of the pandemic on the broader U.S. labor market has resulted in higher seasonal contract labor costs.

However, as a result of the nature of our customer relationships, the stability of our subscription revenue, the cost restructuring actions taken and our ongoing investments in automation and process improvements, we believe we will continue to generate cash flows from operations on an annual basis although there will be fluctuations from quarter to quarter. Of course, our ability to generate cash flows from operations is subject to many risks and factors beyond our control.

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

Net Benefit Eligible Lives

Part of our growth strategy is to expand our customer base. This includes driving revenue growth from adding lives to our platform and driving incremental transaction revenue. We believe the number of net benefit eligible lives is a key indicator of our market penetration, and future revenue opportunity. We define a net benefit eligible life as a person with access to a benefits enrollment subscription under standard contracting or a freelancer with access to benefits enrollment, plus their estimated dependents, as of the measurement date. This definition excludes lives from other subscription-related contracts.

The decrease in net benefit eligible lives at March 31, 2022 as compared to the prior period is primarily the result of the termination of a contract with an entity with a substantial number of freelancers in the second quarter 2021. Additionally, we experienced a decline in lives on our platform from certain health plan customers as a result of lowered counts at the time of renewal in 2021.

	As of March 31,
	2022	2021
	(in millions)
Net benefit eligible lives	15.2	18.3

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

Our software services revenue retention rate was greater than 88% for the three months ended March 31, 2022 and greater than 95% for the three months ended March 31, 2021. The lower retention rate is primarily due to certain health plan customers’ reduction in scope of their engagements with us, which is driving year over year revenue decline. Excluding these certain health plan customers, our software revenue retention rate exceeded 90% for the three months ended March 31, 2022. We expect our software revenue retention rate for the full year to return to at or near historical rates.

Adjusted EBITDA

Adjusted EBITDA represents our losses before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation; transaction and acquisition-related costs expensed; restructuring costs; impairment of goodwill, intangible assets and long-lived assets; gain or loss on extinguishment of debt; other costs not core to our business; and loss on settlement of lawsuits.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
•	adjusted EBITDA eliminates expenses, such as transaction and acquisition-related costs expensed, restructuring costs and other costs not core to our business, that might nonetheless recur;
•	adjusted EBITDA does not reflect interest or tax or dividend payments that would reduce the cash available to us; and
•	other companies, including companies in our industry, might calculate adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

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

	Three Months Ended March 31,
	2022	2021
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(2,277)	$(2,097)
Depreciation	3,234	3,623
Amortization of software development costs	2,430	2,162
Amortization of acquired intangible assets	1,073	568
Interest income	(12)	(57)
Interest expense	2,482	5,555
Income tax expense	16	42
Stock-based compensation expense	1,189	1,523
Transaction and acquisition-related costs expensed	83	154
Restructuring costs	1,006	1,400
Costs not core to our business	1,955	1,881
Total net adjustments	13,456	16,851
Adjusted EBITDA	$11,179	$14,754

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

The following table sets forth a breakdown of our revenue by stream for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscription	$43,108	$45,579
Platform	6,552	7,769
Total software services	$49,660	$53,348
Professional services	11,565	11,715
Total revenue	$61,225	$65,063

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect our operating expenses as a percentage of revenue for 2022 to be near levels realized for 2021. As we continue to invest in our product offerings and see the impacts going forward of our rationalization decisions that we have put in place, we expect to see an overall improvement in our operating expense.

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

Research and development expense.   Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, for our research and development associates. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel, and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We are investing in transforming our development philosophy and practices to that of an agile development organization. We have increased the frequency of new product releases to monthly from quarterly to deliver customer value every month consistently throughout the year. We believe this will allow us to more quickly innovate and adapt to changing market conditions and customer needs.

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to increase in the near-term as we incur professional services expenses in connection with activist shareholder matters, securities class action, executive employment agreement legal defense, and costs associated with the integration of our acquisition of Tango Health, Inc., which are not related to our core business.

Restructuring costs.  Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services. During the three months ended March 31, 2022, and 2021, we incurred restructuring costs associated with eliminating certain positions in the organization.

Other Income and Expense

Other income and expense consists primarily of interest income and expense, sublease income and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists of the interest incurred on outstanding convertible debt and borrowings under our lease arrangements and credit facility.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three months ended March 31, 2022 and 2021.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$61,225	$65,063
Cost of revenue(1)	29,886	28,593
Gross profit	31,339	36,470
Operating expenses:
Sales and marketing(1)	9,924	10,891
Research and development(1)	11,157	10,832
General and administrative(1)	9,289	9,862
Restructuring costs	1,006	1,400
Total operating expenses	31,376	32,985
(Loss) income from operations	(37)	3,485
Other income (expense):
Interest income	12	57
Interest expense	(2,482)	(5,555)
Other income (expense)	246	(42)
Total other expense, net	(2,224)	(5,540)
Loss before income taxes	(2,261)	(2,055)
Income tax expense	16	42
Net loss	$(2,277)	$(2,097)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended March 31,
	2022	2021
Cost of revenue	$196	$326
Sales and marketing	636	580
Research and development	231	118
General and administrative	126	499

The following table sets forth our consolidated statements of operations data for each of the periods indicated (as a percentage of revenue(1)):

	Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	48.8	43.9
Gross profit	51.2	56.1
Operating expenses:
Sales and marketing	16.2	16.7
Research and development	18.2	16.6
General and administrative	15.2	15.2
Restructuring costs	1.6	2.2
Total operating expenses	51.2	50.7
(Loss) income from operations	(0.1)	5.4
Other income (expense):
Interest income	-	0.1
Interest expense	(4.1)	(8.5)
Other income (expense)	0.4	(0.1)
Total other expense, net	(3.6)	(8.5)
Loss before income taxes	(3.7)	(3.2)
Income tax expense	-	0.1
Net loss	(3.7)%	(3.2)%

(1)	Rounding may impact the summation of amounts.

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$43,108	70.4%	$45,579	70.1%	$(2,471)	(5.4)%
Platform	6,552	10.7	7,769	11.9	(1,217)	(15.7)
Total software services	$49,660	81.1%	$53,348	82.0%	$(3,688)	(6.9)%
Professional services	11,565	18.9	11,715	18.0	(150)	(1.3)
Total revenue	$61,225	100.0%	$65,063	100.0%	$(3,838)	(5.9)%

(1)	Rounding may impact the summation of amounts.

Subscription revenue declined $2.5 million year over year primarily driven by attrition with certain health plan customers who reduced scope of their engagement with us.

Platform revenue decreased $1.2 million primarily driven by accelerated true-ups to platform revenue in the first quarter of 2021, that generally take place later in the year.

Professional services revenue decreased $0.2 million, primarily due to continued lower levels of demand from custom requests from health plan customers.

Cost of Revenue

	Three Months Ended March 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$29,886	48.8%	$28,593	43.9%	$1,293	4.5%

The increase in cost of revenue was attributable to increased seasonal ACA fulfillment expenses of $0.6 million, a $0.5 million increase in salary and personnel-related costs and a $0.1 million increase in depreciation expense. Cost of revenue included $0.2 million and $0.3 million of stock-based compensation expense for the three-month periods ended March 31, 2022 and 2021, respectively and $5.0 million and $4.9 million of depreciation and amortization for the three-month periods ended March 31, 2022 and 2021, respectively.

Gross Profit

	Three Months Ended March 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$31,642	63.7%	$35,774	67.1%	$(4,132)	(11.6)%
Professional services	(303)	(2.6)	696	5.9	(999)	(143.5)
Gross profit	$31,339	51.2	$36,470	56.1	$(5,131)	(14.1)

The decrease in software services gross profit was driven by an $3.7 million, or 6.9% decrease in software services revenue and by an increase in cost of revenue of $0.4 million. The increase in the software services cost of revenue was driven by planned ongoing investments in automation and process improvements to improve upon efficiencies with open enrollment later this year. Software services cost of revenue included $0.1 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively, and $4.2 million and $4.1 million of depreciation and amortization for the three months ended March 31, 2022 and 2021, respectively.

The decrease in professional services gross profit was driven by a $0.2 million, or 1.3% decrease in professional services revenue and an increase in professional services cost of revenue of $0.8 million. The increase in professional services cost of revenue is primarily attributable to increases of $0.6 million in seasonal ACA fulfillment expenses and a $0.3 million increase in salary and personnel-related costs. Professional services cost of revenue included approximately $0.1 million and $0.1 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. In addition, professional services cost of revenue included $0.8 million of depreciation and amortization in each of the three-month periods ended March 31, 2022 and 2021.

Operating Expenses

	Three Months Ended March 31,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$9,924	16.2%	$10,891	16.7%	$(967)	(8.9)%
Research and development	11,157	18.2	10,832	16.6	325	3.0
General and administrative	9,289	15.2	9,862	15.2	(573)	(5.8)
Restructuring costs	1,006	1.6	1,400	2.2	(394)	(28.1)

The $1.0 million decrease in sales and marketing expense was primarily attributable to decreases in commissions and sales incentives.

The increase in research and development expense is attributable to a $0.3 million increase in third-party software costs and a $0.2 million increase in depreciation and amortization expense, partially offset by a $0.2 million decrease in contract labor.

The decrease in general and administrative expense was primarily attributable to a $0.5 million decrease in professional fees related to costs incurred associated with securities class action and a $0.9 million decrease in management consulting fees, partially offset by a $0.3 million increase in salary and personnel-related costs and contract labor, as well as a $0.4 million increase in other legal and professional fees.

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

During the three months ended March 31, 2022, there were no material changes to our accounting policies that are critical to the process of making significant judgements and estimates in the preparation of our consolidated financial statements, which are disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2021 except for convertible debt accounting, which changed in connection with the adoption of Accounting Standards Update (“ASU”) 2020-06 on January 1, 2022 described under the heading “Recently Adopted Accounting Standards” at the end of Note 2 to the financial statements contained in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, our primary sources of liquidity were our cash and cash equivalents totaling $57.8 million, $23.5 million in accounts receivables, net of allowances, and our $50.0 million revolving line of credit, the terms of which are described in Note 9 to the financial statements included in this report.

Cash flow from operations may fluctuate between positive and negative due to the timing of payments and collections of cash on both a quarterly and annual basis. Our cash flow from operations has improved in recent years and, while negative for the three months ended March 31, 2022, we expect to return to positive cash flow for the year.

Based on our current level of operations and restructured costs, we believe our future cash flow from operating activities and existing balances of cash, cash equivalents, and availability under our revolving line of credit will be sufficient to meet our cash requirements for at least the next 12 months.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

There have been no material changes to our operating and capital expenditure requirements and contractual obligations during the three-months ending March 31, 2022.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates, which may rise in the current economic environment. Borrowings under our revolving line of credit bear interest at rates that are variable. Increases in the Prime Rate would increase the revolving line of credit.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At March 31, 2022, we had no amounts outstanding under the revolving line of credit.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2022 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2022.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors”, in our Annual Report on Form 10-K, as amended for the period ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Company

Set forth below is a summary of the shares repurchased by the Company during the three months ended March 31, 2022 (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Stock Repurchase Program(1)				$10,333

(1)

During the three months ended March 31, 2022, there were no purchases of shares of common stock under the Company’s stock repurchase program, which was announced March 3, 2020, for the potential repurchase of up to $20,000 of the Company’s outstanding common stock.

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

Date: May 5, 2022

Benefitfocus, Inc.

By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer
(Principal financial and accounting officer)