Form 10-Q
period 2022-06-30
Benefitfocus, Inc.
filed 2022-08-05
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, there were approximately 34,236,552 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,497	$31,001
Marketable securities	–	37,049
Accounts receivable, net	22,342	16,491
Contract assets	12,815	18,051
Prepaid and other current assets	20,743	9,564
Total current assets	107,397	112,156
Property and equipment, net	26,048	27,202
Financing lease right-of-use assets	50,391	56,474
Operating lease right-of-use assets	669	774
Intangible assets, net	18,988	21,134
Goodwill	34,237	34,237
Deferred contract costs and other non-current assets	7,283	8,864
Total assets	$245,013	$260,841
Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$5,298	$10,565
Accrued expenses	17,546	9,451
Accrued compensation and benefits	11,557	16,411
Deferred revenue, current portion	27,808	27,756
Lease liabilities and financing obligations, current portion	6,387	7,378
Contingent consideration	–	675
Total current liabilities	68,596	72,236
Deferred revenue, net of current portion	2,464	2,377
Convertible senior notes	119,962	107,281
Lease liabilities and financing obligations, net current portion	74,184	75,758
Other non-current liabilities	372	313
Total liabilities	265,578	257,965
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 1,777,778 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively, liquidation preference $45 per share as of June 30, 2022 and December 31, 2021, respectively	79,193	79,193
Stockholders' deficit:
Common stock, par value $0.001, 95,000,000 shares authorized, 34,172,079 and 33,460,545 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	34	33
Additional paid-in capital	382,204	431,874
Accumulated deficit	(481,996)	(508,224)
Total stockholders' deficit	(99,758)	(76,317)
Total liabilities, redeemable preferred stock and stockholders' deficit	$245,013	$260,841

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$56,587	$60,904	$117,812	$125,967
Cost of revenue	29,095	28,030	58,981	56,623
Gross profit	27,492	32,874	58,831	69,344
Operating expenses:
Sales and marketing	10,643	10,921	20,567	21,812
Research and development	12,249	11,103	23,406	21,935
General and administrative	13,517	13,571	22,806	23,433
Impairment of lease right-of-use assets	1,769	4,003	1,769	4,003
Change in fair value of contingently returnable consideration	(719)	–	(719)	–
Restructuring costs	–	2,727	1,006	4,127
Total operating expenses	37,459	42,325	68,835	75,310
Loss from operations	(9,967)	(9,451)	(10,004)	(5,966)
Other income (expense):
Interest income	72	54	84	111
Interest expense	(2,476)	(5,646)	(4,958)	(11,201)
Other income	236	64	482	22
Total other expense, net	(2,168)	(5,528)	(4,392)	(11,068)
Loss before income taxes	(12,135)	(14,979)	(14,396)	(17,034)
Income tax expense	29	41	45	83
Net loss	(12,164)	(15,020)	(14,441)	(17,117)
Preferred dividends	(1,600)	(1,600)	(3,200)	(3,200)
Net loss available to common stockholders	$(13,764)	$(16,620)	$(17,641)	$(20,317)
Comprehensive loss	$(12,164)	$(15,020)	$(14,441)	$(17,117)
Net loss per common share:
Basic and diluted	$(0.40)	$(0.50)	$(0.52)	$(0.62)
Weighted-average common shares outstanding:
Basic and diluted	34,028,422	33,080,257	33,764,103	32,787,162

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2021	33,460,545	$33	$431,874	$(508,224)	$(76,317)
Cumulative effect adjustment from adoption of new accounting standard	–	–	(52,973)	40,669	(12,304)
Issuance of common stock upon vesting of restricted stock units	60,572	–	–	–	–
Stock-based compensation expense	–	–	1,189	–	1,189
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,277)	(2,277)
Balance, March 31, 2022	33,521,117	$33	$378,490	$(469,832)	$(91,309)
Issuance of common stock upon vesting of restricted stock units	650,962	1	(1)	–	–
Stock-based compensation expense	–	–	5,315	–	5,315
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–		–	(12,164)	(12,164)
Balance, June 30, 2022	34,172,079	$34	$382,204	$(481,996)	$(99,758)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2020	32,327,439	$32	$427,431	$(476,058)	$(48,595)
Exercise of stock options	15,000	1	154	–	155
Issuance of common stock upon vesting of restricted stock units	173,731	–	–	–	–
Stock-based compensation expense	–	–	1,523	–	1,523
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,097)	(2,097)
Balance, March 31, 2021	32,516,170	$33	$427,508	$(478,155)	$(50,614)
Exercise of stock options	9,250	–	102	–	102
Issuance of common stock upon vesting of restricted stock units	704,543	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	4,823	–	65	–	65
Stock-based compensation expense	–	–	4,376	–	4,376
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(15,020)	(15,020)
Balance, June 30, 2021	33,234,786	$33	$430,451	$(493,175)	$(62,691)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(14,441)	$(17,117)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,462	12,525
Stock-based compensation expense	6,504	5,899
Accretion of interest on convertible senior notes	377	5,780
Interest accrual on finance lease liabilities	22	3,244
Rent expense less than payments	(54)	(27)
Change in fair value of contingently returnable assets	(719)	–
Non-cash accretion income from investments	29	506
Impairment or loss on disposal of right-of-use assets and property and equipment	1,769	4,048
Changes in operating assets and liabilities:
Accounts receivable, net	(5,851)	1,354
Accrued interest on investments	284	(101)
Contract, prepaid and other current assets	4,016	2,410
Deferred costs and other non-current assets	1,582	1,249
Accounts payable and accrued expenses	(6,025)	3,520
Accrued compensation and benefits	(4,853)	(4,907)
Deferred revenue	139	(615)
Other non-current liabilities	60	159
Net cash (used in) provided by operating activities	(3,699)	17,927
Cash flows from investing activities
Purchases of investments held-to-maturity	–	(48,427)
Proceeds from short-term investments held-to-maturity	–	48,000
Maturities of investments available-for-sale	22,045	–
Sales of investments available-for-sale	14,691	–
Business combination, net of cash acquired	(500)	–
Purchases of property and equipment	(3,911)	(4,483)
Net cash provided by (used in) investing activities	32,325	(4,910)
Cash flows from financing activities
Payments of preferred dividends	(3,200)	(3,200)
Payments of contingent consideration	(675)	–
Proceeds from exercises of stock options and ESPP	–	322
Payments on financing obligations	(2)	(224)
Payments of principal on finance lease liabilities	(4,253)	(2,559)
Net cash used in financing activities	(8,130)	(5,661)
Net increase in cash and cash equivalents	20,496	7,356
Cash and cash equivalents, beginning of period	31,001	90,706
Cash and cash equivalents, end of period	$51,497	$98,062

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$52	$–

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BENEFITFOCUS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Organization and Description of Business

Benefitfocus, Inc. (the “Company”) provides a leading cloud-based benefits management platform for consumers, employers, health plans (also known as insurance carriers) and brokers that is designed to simplify how organizations and individuals transact benefits. The financial statements of the Company include the financial position and operations of its wholly owned subsidiaries, Benefitfocus.com, Inc., BenefitStore, LLC (formerly, BenefitStore, Inc.) and Tango Health, Inc.

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations and comprehensive loss, financial position, changes in stockholders’ deficit and cash flows. The results of operations and comprehensive loss for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results for the full year or for any other future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as amended.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Such estimates include allowances for credit losses and returns, valuations of deferred income taxes, long-lived assets, capitalizable software development costs and the related amortization, contingent consideration, incremental borrowing rate used in lease accounting, the determination of the useful lives of assets, and the impairment assessment of right-of-use assets, acquired intangibles and goodwill. Additionally, as described in revenue and deferred revenue below, estimates are utilized in association with revenue recognition, in particular the estimation of variable consideration using the expected value method from insurance broker commissions reported in Platform revenue. Determination of these transactions and account balances are based on, among other things, the Company’s estimates and judgments. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ materially from these estimates.

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

Contract Costs

The Company capitalizes costs to obtain contracts that are considered incremental and recoverable, such as sales commissions.  Payments of sales commissions generally include multiple payments. The Company capitalizes only those payments made within an insignificant time from the contract inception, typically three months or less.  Subsequent payments are expensed as incurred. The capitalized costs are amortized to sales and marketing expense over the estimated period of benefit of the asset, which is generally four to five years. The Company expenses the costs to obtain a contract when the amortization period is less than one year. Capitalized fulfillment costs are reviewed for impairment if changes to customer contracts result in termination or partial termination of services. Deferred costs related to obtaining contracts are included in deferred contract costs and other non-current assets.

The Company capitalizes contract fulfillment costs directly associated with customer contracts that are not related to satisfying performance obligations. The costs are amortized to cost of revenue expense over the estimated period of benefit, which is generally five years. Deferred fulfillment costs are included in deferred contract costs and other non-current assets.

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of June 30, 2022	As of December 31, 2021
Costs to obtain contracts	$3,487	$4,418
Costs to fulfill contracts	$2,275	$2,887

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization of deferred contract costs	2022	2021	2022	2021
Costs to obtain contracts included in sales and marketing expense	$607	$778	$1,243	$1,523
Costs to fulfill contracts included in cost of revenue	$231	$339	$479	$690

Cost of Revenue

Cost of revenue primarily consists of employee compensation, professional services, data center co-location costs, networking expenses, depreciation expense for computer equipment directly associated with generating revenue, amortization expense for capitalized software development costs, amortization of acquired intangibles, and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as facilities and security costs, additional depreciation and amortization expense, and employee benefit costs to cost of revenue based on headcount.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank checking accounts and money market accounts. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists of voluntary benefits premiums collected by the Company from its customer members. Restricted cash amounts are segregated in separate bank accounts and are used exclusively for the payment of the related amounts due to third-party insurance providers for benefits enrolled in by customer members. This usage restriction is contractually imposed and reflects the Company’s intention with regards to such deposits. Restricted cash was de minimis as of June 30, 2022 and there was no restricted cash as of December 31, 2021.

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

Insurance Recovery

The Company and several other defendants were involved with a legal proceeding regarding a complaint filed by the City of Pittsburgh Comprehensive Municipal Pension Trust Fund in the Supreme Court of the State of New York, County of New York (the “Court”). The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to the Company’s secondary public offering commenced on or about March 1, 2019. The complaint alleges that the defendants violated the federal securities laws by, among other things, making misrepresentations about the Company’s commercial relationships and failing to disclose certain material adverse facts, trends or uncertainties or significant risks that made the secondary public offering speculative and risky. The complaint seeks rescission or rescissory damages and compensatory damages. The Company recently received preliminary approval by the Court for settlement of this case. Based on facts and circumstances known to the Company, which include confirmation of the claim by the Company’s insurance broker and that it is a remote probability that the estimated recovery under the claim will change, an insurance recovery of $9,240 was recorded to prepaid and other current assets, with a corresponding liability recorded to accrued expenses.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. All of the Company’s cash, cash equivalents and restricted cash are held at financial institutions that management believes to be of high credit quality. The bank deposits of the Company exceed federally insured limits and are generally uninsured and uncollateralized. The Company has not experienced any losses on cash, cash equivalents and restricted cash to date.

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. No customer exceeded 10% of accounts receivable as of June 30, 2022 and December 31, 2021. No customer exceeded 10% of total revenue in any of the three- and six-month periods ended June 30, 2022 and 2021.

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

The following tables present information about capitalized software development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized software development costs	2022	2021	2022	2021
Capitalized	$1,829	$1,991	$3,485	$3,739
Amortized	$2,388	$2,159	$4,818	$4,321

Capitalized software development costs	As of June 30, 2022	As of December 31, 2021
Net book value	$14,958	$16,292

Leases

The Company periodically enters into finance leases for property and equipment. The leasing arrangements for the Company’s office space at its headquarters campus are classified as finance leases.  The Company also leases office space under operating leases.

The Company determines if an arrangement is a lease at inception. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent an obligation to make lease payments arising from the lease. Leases with a term of 12 months or less are not included in the recognized ROU assets and lease liabilities for all classes of assets.

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

3. Business Combination

On November 19, 2021, the Company purchased 100% of the outstanding stock of Tango Health, Inc. (“Tango Health”), for total consideration of $28,471.  This acquisition added technology to strengthen the Company’s platform, expand its customer reach, and enhance the value the Company delivers to its Patient Protection and Affordable Care Act (“ACA”) compliance customers.

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

During the first quarter of 2022 the Company transferred the previously recorded consideration payable of $500. In April 2022, the Company transferred approximately $675 in previously recorded contingent consideration related to the attainment of certain sales criteria by January 31, 2022. Additionally, consideration transferred to complete the acquisition includes contingently returnable consideration of $1,598 which includes a fair value adjustment of $719 recorded during the second quarter 2022 that is measured at fair value and classified within Level 3 of the fair value hierarchy, as presented in Note 5. The Company uses a probability weighted value analysis as the valuation technique to estimate future cash flow and subsequently converted those cash flows to a single present value amount. The significant unobservable input used in estimating the fair value of the contingently returnable consideration was a renewal of a customer relationship by June 30, 2022. Significant increases or decreases to these inputs would result in a higher or lower asset or liability capped by reasonable assumptions within a relatively short period of time. As of June 30, 2022, none of the contingently returnable consideration had been released from escrow.

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

Revenue recognized by the Company related to the operations of and identifiable expenses associated with the acquired business were immaterial for the three- and six-month periods ended June 30, 2022.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-Dilutive Common Share Equivalents	2022	2021	2022	2021
Restricted stock units	4,406,059	3,351,575	4,406,059	3,351,575
Stock options	89,500	97,553	89,500	97,553
Convertible senior notes	2,277,017	4,161,182	2,277,017	4,161,182
Conversion of preferred stock	5,333,334	5,333,334	5,333,334	5,333,334
Employee Stock Purchase Plan	7,956	-	7,956	-
Total anti-dilutive common share equivalents	12,113,866	12,943,644	12,113,866	12,943,644

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(12,164)	$(15,020)	$(14,441)	$(17,117)
Preferred dividends	(1,600)	(1,600)	(3,200)	(3,200)
Net loss attributable to common stockholders	$(13,764)	$(16,620)	$(17,641)	$(20,317)
Denominator:
Weighted-average common shares outstanding, basic and diluted	34,028,422	33,080,257	33,764,103	32,787,162
Net loss per common share, basic and diluted	$(0.40)	$(0.50)	$(0.52)	$(0.62)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories:

	June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds(1)	$48,392	$-	$-	$48,392
Contingently returnable consideration(2)	-	-	1,598	1,598
Total assets	$48,392	$-	$1,598	$49,990

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds(1)	$24,150	$-	$-	$24,150
Available-for-sale securities	-	37,049	-	37,049
Contingently returnable consideration(2)	-	-	879	879
Total assets	$24,150	$37,049	$879	$62,078
Liabilities:
Contingent consideration(2)	$-	$-	$675	$675
Total liabilities	$-	$-	$675	$675

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis using the above categories:

2022
Balance of contingently returnable consideration at January 1	$879
Change in fair value	719
Balance of contingently returnable consideration at June 30	$1,598

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds. There were no marketable securities as of June 30, 2022. All marketable securities had contractual maturities of less than one year as of December 31, 2021. The following table presents information about the Company’s marketable securities by major security type:

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

7. Accounts Receivable, net

Accounts receivable, net include:

	As of June 30, 2022	As of December 31, 2021
Accounts receivable	$24,936	$18,970
Less: Allowance for doubtful accounts	(133)	(167)
Less: Allowance for returns	(2,461)	(2,312)
Total accounts receivable, net	$22,342	$16,491

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

	Six Months Ended June 30,
Allowance for doubtful accounts	2022	2021
Beginning of period	$167	$200
Provision for credit losses	7	44
Write-offs and recoveries	(41)	(26)
End of period	$133	$218

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

•

during the five-business day period after any five consecutive trading day period, or the Notes measurement period, in which the “trading price” (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on September 14, 2023; or
•	upon the occurrence of specified corporate events.

As of June 30, 2022, the Notes were not convertible.

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

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components in proportion to the allocation of proceeds. Transaction costs attributable to the liability component, totaling $4,808, were amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $1,550, were included with the equity component in shareholders’ deficit. As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022. As a result of adoption, the remaining transaction costs, as of December 31, 2021, previously classified as equity, were reclassified to the Note liability.

The Notes consist of the following:

	As of
	June 30, 2022	December 31, 2021
Liability component:
Principal	$121,069	$121,069
Less: Debt discount, net of amortization(1)	(1,107)	(13,788)
Net carrying amount	$119,962	$107,281
Equity component (prior to adoption of ASU 2020-06)(2)	-	52,973

(1)

As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022. The result was a significant reduction in the recorded debt discount and the related amortization expense.

(2)

Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,550 transaction costs in equity. The remaining balance of these transaction costs was $432 as of December 31, 2021.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest expense	2022	2021	2022	2021
1.25% coupon	$379	$692	$757	$1,383
Amortization of debt discount and transaction costs(1)	188	2,912	377	5,780
Total interest expense	$567	$3,604	$1,134	$7,163

_________________

(1)

As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022. The result was a significant reduction in the recorded debt discount and the related amortization expense.

As of June 30, 2022, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity prior to the adoption of ASU 2020-06 on January 1, 2022 as discussed in Note 2) were as follows:

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value
Convertible senior notes	$110,143	$119,962	$113,805	$107,281

(1)	As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022 resulting in a $12,304 net increase in the carrying value of the Notes.

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

Based on the closing price of our common stock of $7.78 on June 30, 2022, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

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

There were no amounts outstanding under the Company’s revolving line of credit as of June 30, 2022 or December 31, 2021. The amount available to borrow was $50,000 and the interest rate was 4.25% as of June 30, 2022. No amounts were borrowed or repaid under the credit facility during each of the six months ended June 30, 2022 and 2021.

10. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Six Months Ended June 30,
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	2022	2021
Financing cash flows from finance leases	$4,253	$2,558
Operating cash flows from finance leases	$3,689	$721
Operating cash flows from operating leases	$237	$240
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$-	$15

As of June 30, 2022, the Company had no additional significant operating or finance leases that had not yet commenced.

In May 2022, the Company entered into a non-cancellable sublease agreement for a portion of its headquarters campus. The sublease term expires May 31, 2028 and may be renewed at the option of the sublessee through November 30, 2031. Because rental market conditions have declined since the Company entered into its lease, payments to the Company under the sublease are less than its current obligation for the asset. Accordingly, the Company recorded an impairment loss of the financing lease ROU asset of $1,769 based on the excess of the carrying amount over the calculated fair value of the sublease. This impairment expense was included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the three- and six-month periods ended June 30, 2022.

In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of its headquarters campus. The sublease term expires May 31, 2028 and may be renewed at the option of the sublessee through November 30, 2031. Because market conditions and value have declined since the Company entered into its lease, payments to the Company under the sublease are less than its current obligation for the asset. Accordingly, the Company recorded an impairment loss of the financing lease ROU asset of $4,003 based on the excess of the carrying amount over the calculated fair value of the sublease. This impairment expense was included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the three- and six-month periods ended June 30, 2021.

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

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of June 30, 2022, the Company had paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

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

12. Stock-based Compensation

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 1,603,292 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $19,551. These RSUs vest in equal annual installments over various periods generally ranging from three years to up to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is 3.99 years from the date of grant.

The Company granted 861,628 performance RSUs with an aggregate grant date fair value of $10,753 during the six months ended June 30, 2022. The aggregate grant date fair value of the performance RSUs assuming target achievement was $8,120. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2022, and vesting will then occur in equal annual installments generally over one year or four years from the grant date. The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 3.20 years from the date of grant.

13. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At June 30, 2022, the Company had reserved a total of 13,366,384 of its authorized 95,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	89,500
Restricted stock units	4,406,059
Available for future issuance under stock award plans	3,459,992
Available for future issuance under ESPP	77,499
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	13,366,384

14. Revenue

Disaggregation of Revenue

The following table provide information about disaggregation of revenue by service line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service line:
Subscription	$41,964	$44,347	$85,072	$89,926
Platform	6,591	5,875	13,143	13,644
Total software services	$48,555	$50,222	$98,215	$103,570
Professional services	8,032	10,682	19,597	22,397
Total	$56,587	$60,904	$117,812	$125,967

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Six Months Ended June 30, 2022
Contract assets	$18,051	$12,815
Contract liabilities
Deferred revenue	$30,133	$30,272

Six Months Ended June 30, 2021
Contract assets	$15,105	$9,722
Contract liabilities
Deferred revenue	$32,204	$31,589

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during each of the three- and six-month periods ended June 30, 2022 and 2021.

During the three- and six-month periods ended June 30, 2022, there were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three- and six-month periods ended June 30, 2022 that was included in the deferred revenue balance at the beginning of the period was $12,450 and $22,019, respectively.

During the three- and six-month periods ended June 30, 2022, there were no significant adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods.

Performance Obligations

As of June 30, 2022, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $227,000, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

15. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2022 was less than one percent, primarily as a result of estimated taxable income for the fiscal year-to-date offset by the utilization of net operating loss carryforwards. Tax expense relates to estimated state income taxes and indefinite life intangibles. The limitation on the utilization of net operating losses in the indefinite life period is limited to 80% of taxable income because of provisions in the Tax Cuts and Jobs Act.

16. Segments Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

17. Related Parties

Series A Preferred Stock

As described in Note 11, the Company sold 1,777,778 shares of Preferred Stock to an entity (the “Buyer”) whose Chief Executive Officer is a member of the Company’s Board of Directors. The Company paid dividends of $1,600 to the Buyer in each of the three-month periods ended June 30, 2022 and 2021, and $3,200 to the Buyer in each of the six-month periods ended June 30, 2022 and 2021. Additionally, the Company paid management oversight fees of $50 and $86 to the Buyer for the three-month periods ended June 30, 2022 and 2021, respectively, and $100 and $186 to the Buyer for the six-month periods ended June 30, 2022 and 2021, respectively. There were no management oversight fees due to the Buyer as of June 30, 2022 or December 31, 2021.

Expenses

During April 2022, the Company made a one-time reimbursement of $600 for agreed upon fees and expenses, including legal expenses, to an entity which is a significant stockholder and whose Investment Partner is a member of the Company’s Board of Directors.

18. Subsequent Events

Business Combination

In July 2022, the Company received the contingently returnable consideration due related to its acquisition of Tango Health, as described in Note 3. The consideration received approximated its June 30, 2022 fair value.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future economic conditions in the United States and the potential impact on our business; statements about our ability to retain and hire necessary associates and appropriately staff our operations; statements about our ability to establish and maintain intellectual property rights; statements related to future capital expenditures; statements as to industry trends; volatility and uncertainty in the global economy and financial markets in light of the evolving COVID-19 pandemic; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 74% and 73% of our total revenue during the three-month period ended June 30, 2022 and 2021, respectively, and approximately 72% and 71% of our total revenue during the six-month period ended June 30, 2022 and 2021, respectively.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 12% and 10% of our total revenue during the three-month period ended June 30, 2022 and 2021, respectively, and approximately 11% of our total revenue during each of the six-month periods ended June 30, 2022 and 2021.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 14% and 18% of our total revenue during the three-month period ended June 30, 2022 and 2021, respectively, and approximately 17% and 18% of our total revenue during the six-month period ended June 30, 2022 and 2021, respectively.

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

The primary impact of the COVID-19 pandemic on our business and financial results were longer sales cycles and slowdown in new sales activity in 2020 and 2021, which negatively impacted growth in subscription revenue and platform revenue from new business which is impacting our topline revenue in 2022. While demand from our health plan customers has not returned to pre-pandemic levels, noting health plan administrators redirected focus and resources to competing priorities, we are beginning to see a return in demand from our health plan customers. The trailing impacts of the pandemic on the broader U.S. labor market has resulted in higher seasonal contract labor costs. Additionally, we are continuing to monitor U.S. economic recession risk as an indicator for future impacts on the labor market, which could impact our current customers’ levels of enrollment, as well as future bookings; however, we do not see signs that our customers and prospects have yet been impacted.

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

Adjusted EBITDA

Adjusted EBITDA represents our losses before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation; transaction and acquisition-related costs expensed; restructuring costs; impairment of goodwill, intangible assets and long-lived assets; gain or loss on extinguishment of debt; other costs not core to our business; loss on settlement of lawsuits; and, now, changes in fair value of contingently returnable consideration. The revision to our definition of adjusted EBITDA had no impact on our reported adjusted EBITDA in prior periods. Please note that other companies might define their non-GAAP financial measures differently than we do.

We have included adjusted EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results.

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
•

adjusted EBITDA eliminates expenses, such as transaction and acquisition-related costs expensed, restructuring costs, impairment charges, and other costs not core to our business, that might nonetheless recur;

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(12,164)	$(15,020)	$(14,441)	$(17,117)
Depreciation	3,264	3,444	6,498	7,067
Amortization of software development costs	2,388	2,159	4,818	4,321
Amortization of acquired intangible assets	1,073	569	2,146	1,137
Interest income	(72)	(54)	(84)	(111)
Interest expense	2,476	5,646	4,958	11,201
Income tax expense	29	41	45	83
Stock-based compensation expense	5,315	4,376	6,504	5,899
Transaction and acquisition-related costs expensed	13	6	96	160
Impairment of lease right-of-use assets	1,769	4,003	1,769	4,003
Change in fair value of contingently returnable consideration	(719)	-	(719)	-
Restructuring costs	-	2,727	1,006	4,127
Costs not core to our business	2,800	1,717	4,755	3,598
Total net adjustments	18,336	24,634	31,792	41,485
Adjusted EBITDA	$6,172	$9,614	$17,351	$24,368

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

Our software services revenue retention rate was approximately 91% and 90% for the three- and six-month periods ended June 30, 2022, and approximately 95% and approximately 97% for the three- and six-month periods ended June 30, 2021, respectively. The lower retention rate in 2022 is primarily due to certain health plan customers’ reduction in scope of their engagements with us in the fourth quarter of 2021, which is driving year-over-year revenue decline. Excluding these certain health plan customers, our software revenue retention rate exceeded 95% for the for the three-month period ended June 30, 2022 and was greater than 94% for the six-month period ended June 30, 2022. We expect our software revenue retention rate for the full year to return to at or near historical rates.

Contracted Annual Recurring Revenue

Contracted Annual Recurring Revenue (“ARR”) is an indicator of the future trajectory of our recurring revenue. We define Contracted ARR as the annual recurring revenue value under contract with our customers. This is typically the per member or employee recurring fee for use of our products to both Employer and Health Plans and the subscription fees for recurring Professional Services such as our call center. ARR from new customer contracts are included at the time of execution of the contract and ARR from terminated customers are deducted at the time of contract termination. The decline in Contracted ARR at June 30, 2022 as compared to the prior period is due to certain health plan customers’ reduction in scope of their engagements with us.

	As of June 30,
	2022	2021
	(in millions)
Contracted Annual Recurring Revenue	201.1	209.5

Net Benefit Eligible Lives

Part of our growth strategy is to expand our customer base. This includes driving revenue growth from adding lives to our platform and driving incremental transaction revenue. We believe the number of net benefit eligible lives is a key indicator of our market penetration and future revenue opportunity. We define a net benefit eligible life as a person with access to a benefits enrollment subscription under standard contracting or a freelancer with access to benefits enrollment, plus their estimated dependents, as of the measurement date. This definition excludes lives from other subscription-related contracts.

The decrease in net benefit eligible lives at June 30, 2022 as compared to the prior period is primarily the result of a decline in lives on our platform from certain health plan customers as a result of lowered counts at the time of renewal in 2021.

	As of June 30,
	2022	2021
	(in millions)
Net benefit eligible lives	15.0	16.3

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

The following table sets forth a breakdown of our revenue by stream for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription	$41,964	$44,347	$85,072	$89,926
Platform	6,591	5,875	13,143	13,644
Total software services	$48,555	$50,222	$98,215	$103,570
Professional services	8,032	10,682	19,597	22,397
Total revenue	$56,587	$60,904	$117,812	$125,967

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

Subscription revenue is generally recognized on a ratable basis over the contract term beginning on the date the subscription services are made available to the customer. Our initial subscription service contracts are generally three years.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative, and restructuring expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect our operating expenses as a percentage of revenue for 2022 to be near levels realized for 2021. As we continue to invest in our product offerings and see the impacts going forward of our rationalization decisions that we have put in place, we expect to see an overall improvement in our operating expense.

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

General and administrative expense.   General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, and stock-based compensation for administrative, finance and accounting, information systems, legal, and human resource associates. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. We expect our general and administrative expenses to be flat to down despite continued professional services expenses in connection with activist shareholder matters.

Impairment of lease right-of-use assets.  Impairment of lease right-of-use assets consists of adjustments to the asset value created by the difference in discounted cash inflows and outflows as described in Note 10 to the financial statements included in this report. During the six months ended June 30, 2022 and 2021, we recorded impairments related to our sublease agreements for portions of our buildings on our headquarters campus driven by unfavorable market conditions which reduced demand for office space and thus impacted the amount we were able to sublease the space for.

Change in fair value of contingently returnable consideration.  Change in fair value of contingently returnable consideration consists of adjustments for assets measured at fair value on a recurring basis using significant unobservable inputs, adjusted for management expectations as the time to settle becomes realizable, as described in Note 5 to the financial statements included in this report. During the three- and six-month periods ended June 30, 2022, and 2021, we recorded a fair value adjustment related to our acquisition of Tango Health as described in Note 3 to the financial statements included in this report.

Restructuring costs.  Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services. During the six months ended June 30, 2022, and 2021, we incurred restructuring costs associated with eliminating certain positions in the organization.

Other Income and Expense

Other income and expense consists primarily of interest income and expense, sublease income and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists of the interest incurred on outstanding convertible debt and lease arrangements.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three- and six-month periods ended June 30, 2022 and 2021.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$56,587	$60,904	$117,812	$125,967
Cost of revenue(1)	29,095	28,030	58,981	56,623
Gross profit	27,492	32,874	58,831	69,344
Operating expenses:
Sales and marketing(1)	10,643	10,921	20,567	21,812
Research and development(1)	12,249	11,103	23,406	21,935
General and administrative(1)	13,517	13,571	22,806	23,433
Impairment of lease right-of-use assets	1,769	4,003	1,769	4,003
Change in fair value of contingently returnable consideration	(719)	–	(719)	–
Restructuring costs	–	2,727	1,006	4,127
Total operating expenses	37,459	42,325	68,835	75,310
Loss from operations	(9,967)	(9,451)	(10,004)	(5,966)
Other income (expense):
Interest income	72	54	84	111
Interest expense	(2,476)	(5,646)	(4,958)	(11,201)
Other income	236	64	482	22
Total other expense, net	(2,168)	(5,528)	(4,392)	(11,068)
Loss before income taxes	(12,135)	(14,979)	(14,396)	(17,034)
Income tax expense	29	41	45	83
Net loss	$(12,164)	$(15,020)	$(14,441)	$(17,117)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,008	$638	$1,204	$964
Sales and marketing	1,110	927	1,746	1,507
Research and development	783	503	1,014	621
General and administrative	2,414	2,308	2,540	2,807

The following table sets forth our consolidated statements of operations data for each of the periods indicated (as a percentage of revenue(1)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.4	46.0	50.1	45.0
Gross profit	48.6	54.0	49.9	55.0
Operating expenses:
Sales and marketing	18.8	17.9	17.5	17.3
Research and development	21.6	18.2	19.9	17.4
General and administrative	23.9	22.3	19.4	18.6
Impairment of lease right-of-use assets	3.1	6.6	1.5	3.2
Change in fair value of contingently returnable consideration	(1.3)	-	(0.6)	-
Restructuring costs	-	4.5	0.9	3.3
Total operating expenses	66.2	69.5	58.4	59.8
Loss from operations	(17.6)	(15.5)	(8.5)	(4.7)
Other income (expense):
Interest income	0.1	0.1	0.1	0.1
Interest expense	(4.4)	(9.3)	(4.2)	(8.9)
Other income	0.4	0.1	0.4	-
Total other expense, net	(3.8)	(9.1)	(3.7)	(8.8)
Loss before income taxes	(21.4)	(24.6)	(12.2)	(13.5)
Income tax expense	0.1	0.1	-	0.1
Net loss	(21.5)%	(24.7)%	(12.3)%	(13.6)%

(1)	Rounding may impact the summation of amounts.

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$41,964	74.2%	$44,347	72.8%	$(2,383)	(5.4)%
Platform	6,591	11.6	5,875	9.6	716	12.2
Total software services	$48,555	85.8%	$50,222	82.5%	$(1,667)	(3.3)%
Professional services	8,032	14.2	10,682	17.5	(2,650)	(24.8)
Total revenue	$56,587	100.0%	$60,904	100.0%	$(4,317)	(7.1)%

(1)	Rounding may impact the summation of amounts.

Subscription revenue declined $2.4 million year-over-year primarily driven by attrition with certain health plan customers who reduced the scope of their engagement with us, partially offset by revenue from Tango Health contracts.

Platform revenue increased $0.7 million, primarily driven by off cycle open enrollment transactions.

Professional services revenue decreased $2.7 million, primarily due to ongoing customer projects being delivered later in the year as well as a shift in implementations associated with new customer bookings to later in the year.

Cost of Revenue

	Three Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$29,095	51.4%	$28,030	46.0%	$1,065	3.8%

The increase in cost of revenue was primarily attributable to Tango Health costs of service, as well as increased product and infrastructure costs. Cost of revenue included $1.0 million and $0.6 million of stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, and $4.9 million and $4.8 million of depreciation and amortization for the three months ended June 30, 2022 and 2021, respectively.

Gross Profit

	Three Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$29,939	61.7%	$32,308	64.3%	$(2,369)	(7.3)%
Professional services	(2,447)	(30.5)	566	5.3	(3,013)	(532.3)
Gross profit	$27,492	48.6	$32,874	54.0	$(5,382)	(16.4)

The decrease in software services gross profit was driven by a $1.7 million, or 3.3% decrease in software services revenue driven by timing of revenue from new customers and partial termination from a health plan customer and by an increase in cost of revenue of $0.7 million. The increase in the software services cost of revenue was primarily driven by increases in labor costs, as well as planned ongoing investments in automation and process improvements. Software services cost of revenue included $0.6 million and $0.4 million of stock-based compensation expense for the three-month periods ended June 30, 2022 and 2021, respectively, and $4.2 million and $4.1 million of depreciation and amortization for the three-month periods ended June 30, 2022 and 2021, respectively.

The decrease in professional services gross profit was driven by a $2.7 million, or 24.8% decrease in professional services revenue and an increase in professional services cost of revenue of $0.4 million. The increase in professional services cost of revenue is primarily attributable to a $0.3 million increase in salary and personnel-related costs. Professional services cost of revenue included approximately $0.4 million and $0.3 million of stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively. In addition, professional services cost of revenue included $0.8 million of depreciation and amortization in each of the three-month periods ended June 30, 2022 and 2021.

Operating Expenses

	Three Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$10,643	18.8%	$10,921	17.9%	$(278)	(2.5)%
Research and development	12,249	21.6	11,103	18.2	1,146	10.3
General and administrative	13,517	23.9	13,571	22.3	(54)	(0.4)
Impairment of lease right-of-use assets	1,769	3.1	4,003	6.6	(2,234)	(55.8)
Change in fair value of contingently returnable consideration	(719)	(1.3)	-	0.0	(719)	(100.0)
Restructuring costs	-	0.0	2,727	4.5	(2,727)	(100.0)

The $0.3 million decrease in sales and marketing expense was primarily attributable to a $0.6 million decrease in commissions and sales incentives driven by lower revenue and delays in bookings offset by a $0.2 million increase in travel-related expenses.

The increase in research and development expense was attributable to a $0.6 million increase in third-party software costs, a $0.4 million increase in depreciation and amortization expense, and a $0.4 million increase in salary and personnel-related costs, partially offset by a $0.1 million decrease in contract labor.

The decrease in general and administrative expense was primarily attributable to a $2.6 million decrease in professional fees related to costs incurred associated with securities class action and executive employment agreement legal defense, partially offset by a $1.6 million increase in costs incurred associated with activist shareholder matters, $0.2 million in contract labor, and $0.2 million for insurance costs.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$85,072	72.2%	$89,926	71.4%	$(4,854)	(5.4)%
Platform	13,143	11.2	13,644	10.8	(501)	(3.7)
Total software services	$98,215	83.4%	$103,570	82.2%	$(5,355)	(5.2)%
Professional services	19,597	16.6	22,397	17.8	(2,800)	(12.5)
Total revenue	$117,812	100.0%	$125,967	100.0%	$(8,155)	(6.5)%
(2)	Rounding may impact the summation of amounts.

Subscription revenue declined $4.9 million year-over-year primarily driven by attrition with certain health plan customers who reduced the scope of their engagement with us, partially offset by revenue from Tango Health contracts.

Platform revenue decreased $0.5 million, primarily driven by accelerated true-ups to platform revenue in the first quarter of 2021, that generally take place later in the year.

Professional services revenue decreased $2.8 million, primarily due to continued lower levels of demand from custom requests from health plan customers.

Cost of Revenue

	Six Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$58,981	50.1%	$56,623	45.0%	$2,358	4.2%

The increase in cost of revenue was primarily attributable to increased seasonal ACA fulfillment expenses of $0.6 million and a $1.1 million increase in salary and personnel-related costs primarily due to costs associated with Tango Health, as well as $0.2 million increase in stock-based compensation expense and a $0.2 million increase in depreciation expense. Cost of revenue included $1.2 million and $1.0 million of stock-based compensation expense for the six- months ended June 30, 2022 and 2021, respectively and $9.9 million and $9.7 million of depreciation and amortization for the six months ended June 30, 2022 and 2021, respectively.

Gross Profit

	Six Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$61,581	62.7%	$68,082	65.7%	$(6,501)	(9.5)%
Professional services	(2,750)	(14.0)	1,262	5.6	(4,012)	(317.9)
Gross profit	$58,831	49.9	$69,344	55.0	$(10,513)	(15.2)

The decrease in software services gross profit was driven by a $5.4 million, or 5.2% decrease in software services revenue and by an increase in cost of revenue of $1.1 million. The increase in the software services cost of revenue was driven by increases in labor costs and Tango Health. Software services cost of revenue included $0.6 million and $0.5 million of stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively, and $8.4 million and $8.2 million of depreciation and amortization for the six- months ended June 30, 2022 and 2021, respectively.

The decrease in professional services gross profit was driven by a $2.8 million, or 12.5% decrease in professional services revenue and an increase in professional services cost of revenue of $1.2 million. The increase in professional services cost of revenue is primarily attributable to a $0.6 million increase in ACA fulfillment expenses and a $0.6 million increase in salary and personnel-related costs, primarily related to Tango Health. Professional services cost of revenue included approximately $0.6 million and $0.4 million of stock-based compensation expense for the six- months ended June 30, 2022 and 2021, respectively. In addition, professional services cost of revenue included $1.5 million of depreciation and amortization in each of the six-month periods ended June 30, 2022 and 2021.

Operating Expenses

	Six Months Ended June 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$20,567	17.5%	$21,812	17.3%	$(1,245)	(5.7)%
Research and development	23,406	19.9	21,935	17.4	1,471	6.7
General and administrative	22,806	19.4	23,433	18.6	(627)	(2.7)
Impairment of lease right-of-use assets	1,769	1.5	4,003	3.2	(2,234)	(55.8)
Change in fair value of contingently returnable consideration	(719)	(0.6)	-	0.0	(719)	(100.0)
Restructuring costs	1,006	0.9	4,127	3.3	(3,121)	(75.6)

The $1.2 million decrease in sales and marketing expense was primarily attributable to decreases in commissions and sales incentives as a result of delays in bookings.

Research and development expense increased $1.5 million primarily due to a $1.1 million increase in third-party software costs and a $0.6 million increase in depreciation and amortization expense, partially offset by a $0.3 million decrease in contract labor usage.

The decrease in general and administrative expense was primarily attributable to a $3.3 million decrease in professional fees related to costs incurred associated with securities class action and executive employment agreement legal defense, partially offset by a $1.0 million increase in costs incurred associated with activist shareholder matters, $0.6 million in salary and personnel-related costs and contract labor, as well as $0.7 million related to insurance and third-party software costs.

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

During the six months ended June 30, 2022, there were no material changes to our accounting policies that are critical to the process of making significant judgements and estimates in the preparation of our consolidated financial statements, which are disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2021 except for convertible debt accounting, which changed in connection with the adoption of Accounting Standards Update (“ASU”) 2020-06 on January 1, 2022 described under the heading “Recently Adopted Accounting Standards” at the end of Note 2 to the financial statements contained in Part I, Item 1 in this report.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, our primary sources of liquidity were our cash and cash equivalents totaling $51.5 million, $22.3 million in accounts receivables, net of allowances, and our $50.0 million revolving line of credit, the terms of which are described in Note 9 to the financial statements included in this report.

Cash flow from operations may fluctuate between positive and negative due to the timing of payments and collections of cash on both a quarterly and annual basis. Our cash flow from operations has improved in recent years and, while negative for the six months ended June 30, 2022, we expect to return to positive cash flow from operations for the year.

Based on our current level of operations we believe our future cash flow from operating activities and existing balances of cash, cash equivalents, and availability under our revolving line of credit will be sufficient to meet our cash requirements for at least the next 12 months.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

There have been no material changes to our operating and capital expenditure requirements and contractual obligations during the six-months ending June 30, 2022.

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

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under the revolving line of credit, which are subject to a variable interest rate. At June 30, 2022, we had no amounts outstanding under the revolving line of credit.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2022 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2022.

(b)     Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.

ADP Complaint Settlement

As previously disclosed, on May 3, 2021, a complaint was filed against Matthew Levin by his former employer, ADP, Inc. (“ADP”), followed on May 5, 2021 by an application for a temporary restraining order and preliminary injunction in the United States District Court for the District of New Jersey (collectively, the “ADP Complaints”). The ADP Complaints alleged that in beginning employment with the Company, Mr. Levin was in violation of restrictive covenant agreements he entered into with ADP while he was employed as its Chief Strategy Officer. The ADP Complaints requested, among other things, an injunction from the court barring Mr. Levin’s employment with the Company, which injunction was subsequently denied on May 25, 2021 and later appealed by ADP in the U.S. Court of Appeals, Third Circuit on June 24, 2021. On July 7, 2022, Mr. Levin and ADP agreed to a stipulated dismissal of the ADP Complaints with prejudice, pursuant to the terms and conditions of a confidential settlement agreement, and the court entered an order of dismissal on July 15, 2022. Mr. Levin considers the matter fully resolved.

Securities Class Action Preliminary Settlement Approval

As previously disclosed in our Annual Report on Form 10-K, as amended, for the period ended December 31, 2020 and our Quarterly Report on Form 10-Q for the period ended September 30, 2021, Benefitfocus, Inc., The Goldman Sachs Group, Inc., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI Fund, L.P., GS Capital Partners VI GMBH & Co. KG, Mercer LLC, Marsh & McLennan Companies, Inc., Mercer Consulting Group, Inc., Mason R. Holland, Jr., Raymond A. August, Jonathon E. Dussault, Douglas A. Dennerline, Joseph P. DiSabato, A. Lanham Napier, Francis J. Pelzer V, Stephen M. Swad, Ana M. White, J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Piper Jaffray & Co., Raymond James & Associates, Inc., Wedbush Securities, Inc., and First Analysis Securities Corporation were named as defendants in a purported class-action lawsuit filed by the City of Pittsburgh Comprehensive Municipal Pension Trust Fund in the Supreme Court of the State of New York, County of New York (the “Court”). The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The complaint asserts claims on behalf of a class of persons who acquired our common stock in or traceable to our secondary public offering commenced on or about March 1, 2019. The complaint alleges that defendants violated the federal securities laws by, among other things, making misrepresentations about our commercial relationships and failing to disclose certain material adverse facts, trends or uncertainties or significant risks that made the secondary public offering speculative and risky. The amended complaint seeks rescission or rescissory damages and compensatory damages, costs and fees incurred in the action.

On September 28, 2021, our Motion to Dismiss was denied and on October 5, 2021, we filed a notice of appeal. The Company and the lead plaintiff reached an agreement to settle this action (the “Stipulation of Settlement”) and, on August 1, 2022, the Court issued an order providing for preliminary approval of the Stipulation of Settlement, subject to final approval following a settlement hearing before the Court, currently scheduled for November 7, 2022. The Stipulation of Settlement provides for a payment to the plaintiff class of $11.0 million, which will be held in a settlement fund escrow account pending final approval of the settlement by the Court. The Company will pay approximately $1.8 million towards the settlement and the Company’s insurers will pay the remainder of the settlement.

Should the Court not provide final approval of the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the execution of the Stipulation of Settlement. The Company and the other defendants have denied, and continue to deny, that they have committed any violations of law or breaches of duty as alleged in the stockholder class action.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors”, in our Annual Report on Form 10-K, as amended for the period ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Company

Set forth below is a summary of the shares repurchased by the Company during the three months ended June 30, 2022 (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Stock Repurchase Program(1)				$10,333

(1)

During the three months ended June 30, 2022, there were no purchases of shares of common stock under the Company’s stock repurchase program, which was announced March 3, 2020, for the potential repurchase of up to $20,000 of the Company’s outstanding common stock.

Item 6. EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.1	Cooperation Agreement, dated April 4, 2022, by and between Benefitfocus, Inc. and Indaba Capital Management, L.P.	8-K	000-36061	10.1	April 5, 2022

10.2#	Benefitfocus, Inc. Third Amended and Restated 2012 Stock Plan.	8-K	000-36061	10.1	June 13, 2022

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	__	__	__	Filed herewith

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2022

Benefitfocus, Inc.

By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer
(Principal financial and accounting officer)