Form 10-Q
period 2022-09-30
Benefitfocus, Inc.
filed 2022-11-09
CIK 1576169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, there were approximately 34,420,618 shares of the registrant’s common stock outstanding.

Benefitfocus, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Benefitfocus, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$55,124	$31,001
Marketable securities	–	37,049
Accounts receivable, net	27,598	16,491
Contract, prepaid and other current assets	18,307	27,615
Total current assets	101,029	112,156
Property and equipment, net	24,728	27,202
Financing lease right-of-use assets	48,445	56,474
Operating lease right-of-use assets	615	774
Intangible assets, net	17,915	21,134
Goodwill	34,237	34,237
Deferred contract costs and other non-current assets	6,744	8,864
Total assets	$233,713	$260,841
Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$6,064	$10,565
Accrued expenses	7,552	9,451
Accrued compensation and benefits	15,208	16,411
Deferred revenue, current portion	30,443	27,756
Long-term debt, current portion	5,186	–
Lease liabilities and financing obligations, current portion	6,607	7,378
Contingent consideration	–	675
Total current liabilities	71,060	72,236
Deferred revenue, net of current portion	2,364	2,377
Convertible senior notes	6,836	107,281
Long-term debt, net of current portion	105,349	–
Lease liabilities and financing obligations, net of current portion	72,581	75,758
Other non-current liabilities	392	313
Total liabilities	258,582	257,965
Commitments and contingencies
Redeemable preferred stock:
Series A preferred stock, par value $0.001, 5,000,000 shares authorized, 1,777,778 and 1,777,778 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively, liquidation preference $45 per share as of September 30, 2022 and December 31, 2021, respectively	79,193	79,193
Stockholders' deficit:
Common stock, par value $0.001, 95,000,000 shares authorized, 34,392,269 and 33,460,545 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	34	33
Additional paid-in capital	384,886	431,874
Accumulated deficit	(488,982)	(508,224)
Total stockholders' deficit	(104,062)	(76,317)
Total liabilities, redeemable preferred stock and stockholders' deficit	$233,713	$260,841

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$56,190	$62,026	$174,002	$187,993
Cost of revenue	29,864	31,247	88,845	87,870
Gross profit	26,326	30,779	85,157	100,123
Operating expenses:
Sales and marketing	10,029	12,669	30,596	34,481
Research and development	12,376	11,062	35,782	32,997
General and administrative	10,455	12,156	33,261	35,589
Impairment of lease right-of-use assets	–	–	1,769	4,003
Change in fair value of contingently returnable consideration	–	–	(719)	–
Restructuring costs	–	–	1,006	4,127
Total operating expenses	32,860	35,887	101,695	111,197
Loss from operations	(6,534)	(5,108)	(16,538)	(11,074)
Other income (expense):
Interest income	223	52	307	163
Interest expense	(2,918)	(5,556)	(7,876)	(16,757)
Gain (loss) on repurchase of convertible senior notes	1,930	(7,520)	1,930	(7,520)
Other income	362	120	844	142
Total other expense, net	(403)	(12,904)	(4,795)	(23,972)
Loss before income taxes	(6,937)	(18,012)	(21,333)	(35,046)
Income tax expense	49	42	94	125
Net loss	(6,986)	(18,054)	(21,427)	(35,171)
Preferred dividends	(1,600)	(1,600)	(4,800)	(4,800)
Net loss available to common stockholders	$(8,586)	$(19,654)	$(26,227)	$(39,971)
Comprehensive loss	$(6,986)	$(18,054)	$(21,427)	$(35,171)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.59)	$(0.77)	$(1.21)
Weighted-average common shares outstanding:
Basic and diluted	34,279,464	33,354,624	33,937,778	32,978,394

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands, except share and per share data)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2021	33,460,545	$33	$431,874	$(508,224)	$(76,317)
Cumulative effect adjustment from adoption of new accounting standard	–	–	(52,973)	40,669	(12,304)
Issuance of common stock upon vesting of restricted stock units	60,572	–	–	–	–
Stock-based compensation expense	–	–	1,189	–	1,189
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,277)	(2,277)
Balance, March 31, 2022	33,521,117	$33	$378,490	$(469,832)	$(91,309)
Issuance of common stock upon vesting of restricted stock units	650,962	1	(1)	–	–
Stock-based compensation expense	–	–	5,315	–	5,315
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–		–	(12,164)	(12,164)
Balance, June 30, 2022	34,172,079	$34	$382,204	$(481,996)	$(99,758)
Issuance of common stock upon vesting of restricted stock units	212,265	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	7,925	–	58	–	58
Cancellation of convertible senior note capped call hedge	–	–	6	–	6
Stock-based compensation expense	–	–	4,218	–	4,218
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(6,986)	(6,986)
Balance, September 30, 2022	34,392,269	$34	$384,886	$(488,982)	$(104,062)

	Common Stock,		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2020	32,327,439	$32	$427,431	$(476,058)	$(48,595)
Exercise of stock options	15,000	1	154	–	155
Issuance of common stock upon vesting of restricted stock units	173,731	–	–	–	–
Stock-based compensation expense	–	–	1,523	–	1,523
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(2,097)	(2,097)
Balance, March 31, 2021	32,516,170	$33	$427,508	$(478,155)	$(50,614)
Exercise of stock options	9,250	–	102	–	102
Issuance of common stock upon vesting of restricted stock units	704,543	–	–	–	–
Issuance of common stock under Employee Stock Purchase Plan, or ESPP	4,823	–	65	–	65
Stock-based compensation expense	–	–	4,376	–	4,376
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(15,020)	(15,020)
Balance, June 30, 2021	33,234,786	$33	$430,451	$(493,175)	$(62,691)
Issuance of common stock upon vesting of restricted stock units	152,208	–	–	–	–
Cancellation of convertible senior note capped call hedge	–	–	98	–	98
Equity component of repurchased convertible senior notes	–	–	(3,566)	–	(3,566)
Stock-based compensation expense	–	–	4,595	–	4,595
Preferred dividends	–	–	(1,600)	–	(1,600)
Net loss	–	–	–	(18,054)	(18,054)
Balance, September 30, 2021	33,386,994	$33	$429,978	$(511,229)	$(81,218)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

Benefitfocus, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(21,427)	$(35,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,955	18,976
Stock-based compensation expense	10,722	10,494
Accretion of interest on convertible senior notes	507	8,590
Interest accrual on finance lease liabilities	19	3,259
Rent expense less than payments	(82)	(41)
Change in fair value of contingently returnable assets	(719)	–
Non-cash accretion income from investments	29	741
Amortization of debt issuance costs	58	–
Impairment or loss on disposal of right-of-use assets and property and equipment	1,769	4,074
(Gain) loss on extinguishment of debt	(1,930)	7,520
Changes in operating assets and liabilities:
Accounts receivable, net	(11,107)	1,872
Accrued interest on investments	284	161
Contract, prepaid and other current assets	9,591	4,009
Deferred costs and other non-current assets	2,493	1,238
Accounts payable and accrued expenses	(5,696)	6,960
Accrued compensation and benefits	(1,203)	(2,136)
Deferred revenue	2,674	(3,441)
Other non-current liabilities	80	191
Net cash provided by operating activities	6,017	27,296
Cash flows from investing activities
Purchases of investments held-to-maturity	–	(91,361)
Proceeds from short-term investments held-to-maturity	–	100,588
Maturities of investments available-for-sale	22,045	–
Sales of investments available-for-sale	14,691	–
Business combination, net of cash acquired	(500)	–
Purchases of property and equipment	(6,116)	(7,454)
Net cash provided by investing activities	30,120	1,773
Cash flows from financing activities
Proceeds from long-term debt	112,000	–
Repurchase of convertible senior notes	(111,628)	(98,678)
Payments of debt issuance costs	(1,841)	–
Cancellation of convertible senior notes capped call hedge	6	98
Payments of preferred dividends	(4,800)	(4,800)
Proceeds from contingently returnable consideration	879	–
Payments of contingent consideration	(675)	–
Proceeds from exercises of stock options and ESPP	58	322
Payments on financing obligations	(327)	(226)
Payments of principal on finance lease liabilities	(5,686)	(3,902)
Net cash used in financing activities	(12,014)	(107,186)
Net increase (decrease) in cash and cash equivalents	24,123	(78,117)
Cash and cash equivalents, beginning of period	31,001	90,706
Cash and cash equivalents, end of period	$55,124	$12,589

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$–	$945
Debt issuance costs included in accounts payable and accrued expenses	$53	$–

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

Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations and comprehensive loss, financial position, changes in stockholders’ deficit and cash flows. The results of operations and comprehensive loss for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results for the full year or for any other future periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as amended.

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

Restructuring Costs

Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services and are presented separately in operating expenses in the consolidated statements of operations and comprehensive loss. The Company recorded restructuring costs of $1,006 and $1,400 from a reduction to its workforce during January 2022 and 2021, respectively. In June 2021, the Company recorded restructuring costs of $2,727 from the elimination of the office of the executive chairman of the Board of Directors.

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

The following tables present information about deferred contract costs:

Balance of deferred contract costs	As of September 30, 2022	As of December 31, 2021
Costs to obtain contracts	$3,190	$4,418
Costs to fulfill contracts	$1,678	$2,887

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization of deferred contract costs	2022	2021	2022	2021
Costs to obtain contracts included in sales and marketing expense	$593	$753	$1,836	$2,276
Costs to fulfill contracts included in cost of revenue	$207	$308	$686	$998

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

Restricted Cash

Restricted cash consists of voluntary benefits premiums collected by the Company from its customer members. Restricted cash amounts are segregated in separate bank accounts and are used exclusively for the payment of the related amounts due to third-party insurance providers for benefits enrolled in by customer members. This usage restriction is contractually imposed and reflects the Company’s intention with regards to such deposits. Restricted cash was de minimis as of September 30, 2022 and there was no restricted cash as of December 31, 2021.

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

Insurance Recovery

The Company and several other defendants were involved with a legal proceeding regarding a complaint filed by the City of Pittsburgh Comprehensive Municipal Pension Trust Fund in the Supreme Court of the State of New York, County of New York (the “Court”). The complaint asserted claims on behalf of a class of persons who acquired our common stock in or traceable to the Company’s secondary public offering commenced on or about March 1, 2019. The complaint alleged that the defendants violated the federal securities laws by, among other things, making misrepresentations about the Company’s commercial relationships and failing to disclose certain material adverse facts, trends or uncertainties or significant risks that made the secondary public offering speculative and risky. The complaint sought rescission or rescissory damages and compensatory damages. In August 2022, the Company received preliminary approval by the Court for settlement of this case. Based on facts and circumstances known to the Company, which include confirmation of the claim by the Company’s insurance broker and that it is a remote probability that the estimated recovery under the claim will change, in the second quarter of 2022, the Company recorded an insurance recovery of $9,240 to prepaid and other current assets, with a corresponding liability recorded to accrued expenses in the second quarter 2022. On September 15, 2022, all fees associated with the legal settlement were deposited in the special escrow with the Court, and the entire insurance recovery and accrued expense were relieved. Final approval from the Court is expected in the fourth quarter of 2022.

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

To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for credit losses. Accounts receivable are unsecured and derived from revenue earned from customers located in the United States. No customer exceeded 10% of accounts receivable as of September 30, 2022 and December 31, 2021. No customer exceeded 10% of total revenue in any of the three- and nine-month periods ended September 30, 2022 and 2021.

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

The following tables present information about capitalized software development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized software development costs	2022	2021	2022	2021
Capitalized	$2,129	$1,886	$5,614	$5,625
Amortized	$2,461	$2,268	$7,280	$6,589

Capitalized software development costs	As of September 30, 2022	As of December 31, 2021
Net book value	$14,626	$16,292

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

The adoption of this standard did not impact the manner in which the Company has or will reflect the convertible senior notes in diluted earning per share.

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

During the first quarter of 2022, the Company transferred the previously recorded consideration payable of $500. In April 2022, the Company transferred approximately $675 in previously recorded contingent consideration related to the attainment of certain sales criteria by January 31, 2022. Additionally, consideration transferred to complete the acquisition includes contingently returnable consideration of $1,598 which includes a fair value adjustment of $719 recorded during the second quarter 2022 that is measured at fair value and classified within Level 3 of the fair value hierarchy, as presented in Note 5. The Company uses a probability weighted value analysis as the valuation technique to estimate future cash flow and subsequently converted those cash flows to a single present value amount. The significant unobservable input used in estimating the fair value of the contingently returnable consideration was a renewal of a certain customer contract that was finalized as of June 30, 2022. As of September 30, 2022, all of the contingently returnable consideration had been settled.

Contract assets and deferred revenue balances were recorded at the book amounts acquired as the contract terms and performance obligations were consistent with the Company's application of the provisions of ASC Topic 606, Revenue from Contracts with Customers. All other assets acquired and liabilities were recorded at fair and recorded values.

Revenue recognized by the Company related to the operations of and identifiable expenses associated with the acquired business were immaterial for the three- and nine-month periods ended September 30, 2022.

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

The following common share equivalent securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-Dilutive Common Share Equivalents	2022	2021	2022	2021
Restricted stock units	4,432,216	3,642,298	4,432,216	3,642,298
Stock options	88,000	97,553	88,000	97,553
Convertible senior notes	129,546	2,277,017	129,546	2,277,017
Conversion of preferred stock	5,333,334	5,333,334	5,333,334	5,333,334
Employee Stock Purchase Plan	6,516	4,051	6,516	4,051
Total anti-dilutive common share equivalents	9,989,612	11,354,253	9,989,612	11,354,253

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(6,986)	$(18,054)	$(21,427)	$(35,171)
Preferred dividends	(1,600)	(1,600)	(4,800)	(4,800)
Net loss attributable to common stockholders	$(8,586)	$(19,654)	$(26,227)	$(39,971)
Denominator:
Weighted-average common shares outstanding, basic and diluted	34,279,464	33,354,624	33,937,778	32,978,394
Net loss per common share, basic and diluted	$(0.25)	$(0.59)	$(0.77)	$(1.21)

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above categories:

	September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds(1)	$51,072	$-	$-	$51,072
Contingently returnable consideration(2)	-	-	-	-
Total assets	$51,072	$-	$-	$51,072

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds(1)	$24,150	$-	$-	$24,150
Available-for-sale securities	-	37,049	-	37,049
Contingently returnable consideration(2)	-	-	879	879
Total assets	$24,150	$37,049	$879	$62,078
Liabilities:
Contingent consideration(2)	$-	$-	$675	$675
Total liabilities	$-	$-	$675	$675

(1) Money market mutual funds are classified as cash equivalents in the Company’s consolidated balance sheets, as short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase. The Company’s cash equivalent money market funds have carrying values that approximate fair value.

(2) During the year ended December 31, 2021, the Company recorded contingently returnable consideration and contingent consideration as a result of its acquisition of Tango Health. See discussion of valuation techniques and significant assumptions used in determining the fair value of these items in Note 3.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis using the above categories:

2022
Balance of contingently returnable consideration at January 1	$879
Change in fair value	719
Cash consideration transferred	(1,598)
Balance of contingently returnable consideration at September 30	$-

6. Marketable Securities

Marketable securities consist of corporate bonds, commercial paper and U.S. Treasury and agency bonds. There were no marketable securities as of September 30, 2022. All marketable securities had contractual maturities of less than one year as of December 31, 2021. The following table presents information about the Company’s marketable securities by major security type:

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

7. Accounts Receivable, net

Accounts receivable, net include:

	As of September 30, 2022	As of December 31, 2021
Accounts receivable	$29,578	$18,970
Less: Allowance for credit losses	(115)	(167)
Less: Allowance for returns	(1,865)	(2,312)
Total accounts receivable, net	$27,598	$16,491

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

	Nine Months Ended September 30,
Allowance for credit losses	2022	2021
Beginning of period	$167	$200
Provision for credit losses	20	18
Write-offs and recoveries	(72)	(26)
End of period	$115	$192

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

As of September 30, 2022, the Notes were not convertible.

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

In August 2022, the Company repurchased Notes with an aggregate principal amount of $114,181 and carrying value of $113,557, including accrued interest, using funds from its new delayed-draw term loan facility described in Note 9. The Company paid $111,627 in cash, including broker fees, resulting in a gain on the extinguishment of the liability in the amount of $1,930, including $571 of broker fees, that is presented separately in other income (expense) in the unaudited consolidated statements of operations and comprehensive loss.

In September 2021, the Company repurchased Notes with an aggregate principal amount of $100,181 and carrying value of $87,592, including accrued interest. The Company paid $98,678 in cash of which $95,113, including broker fees, was allocated to the liability component of the Notes and $3,566 was allocated to the equity component and recorded as an adjustment to additional paid-in capital. The Company recognized a loss on the extinguishment of the liability in the amount of $7,520, including $501 of broker fees, that is presented separately in other income (expense) in the unaudited consolidated statements of operations and comprehensive loss.

The Notes consist of the following:

	As of
	September 30, 2022	December 31, 2021
Liability component:
Principal	$6,888	$121,069
Less: Debt discount, net of amortization(1)	(52)	(13,788)
Net carrying amount	$6,836	$107,281
Equity component (prior to adoption of ASU 2020-06)(2)	-	52,973
Remaining discount amortization period (in years)	1.21

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

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest expense	2022	2021	2022	2021
1.25% coupon	$259	$656	$1,016	$2,039
Amortization of debt discount and transaction costs(1)	130	2,811	507	8,591
Total interest expense	$389	$3,467	$1,523	$10,630

_________________

(1)
As discussed in Note 2, the Company adopted ASU 2020-06 under the modified retrospective approach effective January 1, 2022. The result was a significant reduction in the recorded debt discount and the related amortization expense.

As of September 30, 2022, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Notes classified in equity prior to the adoption of ASU 2020-06 on January 1, 2022 as discussed in Note 2) were as follows:

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value(1)	Fair Value	Carrying Value
Convertible senior notes	$6,199	$6,836	$113,805	$107,281

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

In connection with the repurchases of the Notes described above, the Company terminated a portion of the capped call transactions. This resulted an immaterial amount of cash payments to the Company during the three months ended September 30, 2022, which were recorded in additional paid-in capital. During the three months ended September 30, 2021, the Company received $98 of cash payments in connection with the termination of capped calls, which was recorded in additional paid-in capital.

Based on the closing price of our common stock of $6.35 on September 30, 2022, the last trading day of the quarter, the if-converted value of the Notes was less than their respective principal amounts.

9. Long-term Debt

The Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and sole bookrunner and Wells Fargo Securities, LLC and Regions Bank as joint lead arrangers on August 17, 2022 (the "Effective Date"). This Credit Agreement replaced the Company's previous credit facility with Silicon Valley Bank as discussed in Note 10. The four-year Credit Agreement includes (i) a $15,000 revolving credit facility (the “Revolving Credit Facility”), which includes a $10,000 sublimit for the issuance of standby letters of credit and a $10,000 sublimit for swingline loans, and (ii) a $125,000 delayed-draw term loan facility (the “Term Facility,” which, together with the Revolving Credit Facility, comprises the Credit Agreement). Principal payments on the Revolving Credit Facility are due on the maturity date. Principal payments on the Term Facility are due quarterly commencing on the last day of the first full quarter after the initial borrowing. Each such payment of the Term Facility is an aggregate principal amount equal to a percentage of 1.25% commencing December 31, 2022 through June 30, 2024 and increasing to 1.875% for quarters ending September 30, 2024 through maturity multiplied by the aggregate principal amount of the Term Facility funded. To the extent not previously repaid, all unpaid Term Facility loans must be paid on the maturity date. The Company may prepay the Credit Agreement in whole or in part at any time without premium or penalty.

Under the Term Facility, borrowings are available to be drawn prior to the 18th month anniversary of the Effective Date in up to three separate drawings of not less than $5,000 (provided that only one drawing can occur after the first anniversary of the Effective Date). The Credit Agreement includes provisions permitting the Borrower to request increases in the amount of revolving and term loan commitments made available to the Company, in amounts of not less than $5,000 and in an aggregate amount not to exceed $50,000.

The Company's obligations under the Credit Agreement are secured by a first priority lien (subject to certain permitted liens) in substantially all of the respective personal property assets of the Company and its subsidiaries.

Loans under the Revolving Credit Facility and Term Facility bear interest at a rate per annum determined by the Company's consolidated leverage ratio with a margin on Secured Overnight Financing Rate ("SOFR") priced loans ranging from 2.00 - 3.25% and a margin on Alternative Base Rate ("ABR") priced loans ranging from 1.00% - 2.25%. The Company will pay a commitment fee on the daily unused revolving commitments and a fee on the daily unused delayed draw term loan commitments at a rate based on the Company’s leverage ratio and ranging from 0.20% to 0.40% per year.

The Credit Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a maximum consolidated total net leverage ratio and minimum debt service coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for credit facilities of this nature.

In August 2022, the Company borrowed $112,000 pursuant to the Term Facility and used the proceeds to repurchase the majority of its outstanding convertible senior notes as discussed in Note 8. No amounts were borrowed or repaid under the Revolving Credit Facility during the three months ended September 30, 2022. There were no amounts outstanding under the Revolving Credit Facility and $112,000 outstanding under the Term Facility as of September 30, 2022. The amounts available to borrow under the Revolving Credit Facility and the Term Facility were $15,000 and $13,000, respectively. The interest rate was 5.56% as of September 30, 2022.

As of September 30, 2022, the aggregate amount of the Term Facility principal payments was as follows:

Aggregate Principal Payment
Years Ending December 31,
2022 - remaining	$1,400
2023	5,600
2024	7,000
2025	8,400
2026	89,600
Total required principal payments	$112,000

10. Revolving Line of Credit

The Company entered into a credit facility with Silicon Valley Bank providing for a revolving line of credit agreement on March 3, 2020 ("SVB Revolver"). The three-year facility had a borrowing limit of $50,000, with the ability for the Company to increase it up to $100,000. In connection with the Company's new Credit Agreement, as discussed in Note 9, the SVB Revolver was terminated in the third quarter of 2022 and all related liens were released. No amounts were borrowed or repaid under the SVB Revolver during each of the nine months ended September 30, 2022 and 2021.

11. Commitments

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Nine Months Ended September 30,
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	2022	2021
Financing cash flows from finance leases	$5,686	$3,902
Operating cash flows from finance leases	$5,151	$2,598
Operating cash flows from operating leases	$359	$362
ROU Assets Obtained in Exchange for New Lease Obligations
Finance lease liabilities	$-	$478

As of September 30, 2022, the Company had no additional significant operating or finance leases that had not yet commenced.

In May 2022, the Company entered into a non-cancellable sublease agreement for a portion of its headquarters campus. The sublease term expires May 31, 2028 and may be renewed at the option of the sublessee through November 30, 2031. Because rental market conditions have declined since the Company entered into its lease, payments to the Company under the sublease are less than its current obligation for the asset. Accordingly, the Company recorded an impairment loss of the financing lease ROU asset of $1,769 based on the excess of the carrying amount over the calculated fair value of the sublease. This impairment expense was included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the nine-month period ended September 30, 2022.

In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of its headquarters campus. The sublease term expires May 31, 2028 and may be renewed at the option of the sublessee through November 30, 2031. Because market conditions and value have declined since the Company entered into its lease, payments to the Company under the sublease are less than its current obligation for the asset. Accordingly, the Company recorded an impairment loss of the financing lease ROU asset of $4,003 based on the excess of the carrying amount over the calculated fair value of the sublease. This impairment expense was included in operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the nine-month period ended September 30, 2021.

12. Redeemable Preferred Stock

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

The Preferred Stock ranks senior to the Company’s common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Each share of the Preferred Stock has an initial stated value of $45 per share. Holders of shares of the Preferred Stock are entitled to a dividend equal to 8.00% per annum (the “Regular Dividends”), payable quarterly, beginning on June 30, 2020. The Regular Dividends are payable in cash or in kind, at the Company’s option. In the event a Regular Dividend is paid in kind, the stated value of each share of the Preferred Stock will be increased by an amount equal to the accrued Regular Dividend not paid in cash. As of September 30, 2022, the Company had paid all dividends on the Preferred Stock in cash. Holders of the Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the common stock on an as-converted basis, and no dividends may be paid to holders of the common stock unless full participating dividends are concurrently paid to the holders of the Preferred Stock.

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

13. Stock-based Compensation

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 2,028,433 restricted stock units, or RSUs, to employees and officers with an aggregate grant date fair value of $22,712. These RSUs vest in equal annual installments over various periods generally ranging from three years to up to four years from the grant date, subject to continued service to the Company. The Company amortizes the grant date fair value of the stock subject to the RSUs on a straight-line basis over the period of vesting. The weighted-average vesting period for these RSUs is 3.85 years from the date of grant.

The Company granted 931,292 performance RSUs with an aggregate grant date fair value of $11,227 during the nine months ended September 30, 2022. The aggregate grant date fair value of the performance RSUs assuming target achievement was $8,436. The number of performance RSUs that will vest will be determined upon the achievement of certain financial targets for 2022, and vesting will then occur in equal annual installments generally over one year or four years from the grant date. The actual number of shares issued upon vesting could range between 0% and 100% of the number of awards granted. The grant date fair value of the stock subject to the performance RSUs is amortized to expense on an accelerated basis over the period of vesting. The weighted-average vesting period for these performance RSUs is approximately 3.26 years from the date of grant.

14. Stockholders’ Deficit

Common Stock

The holders of common stock are entitled to one vote for each share. The voting, dividend and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

At September 30, 2022, the Company had reserved a total of 13,335,298 of its authorized 95,000,000 shares of common stock for future issuance as follows:

Outstanding stock options	88,000
Restricted stock units	4,432,216
Available for future issuance under stock award plans	3,410,734
Available for future issuance under ESPP	71,014
Issuable upon conversion of Series A Preferred Stock	5,333,334
Total common shares reserved for future issuance	13,335,298

15. Revenue

Disaggregation of Revenue

The following table provide information about disaggregation of revenue by service line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service line:
Subscription	$41,248	$44,790	$126,320	$134,716
Platform	5,643	6,157	18,786	19,801
Total software services	$46,891	$50,947	$145,106	$154,517
Professional services	9,299	11,079	28,896	33,476
Total	$56,190	$62,026	$174,002	$187,993

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Balance at Beginning of Period	Balance at End of Period
Nine Months Ended September 30, 2022
Contract assets	$18,051	$9,357
Contract liabilities
Deferred revenue	$30,133	$32,807

Nine Months Ended September 30, 2021
Contract assets	$15,105	$7,076
Contract liabilities
Deferred revenue	$32,204	$28,764

The Company recognizes payments from customers based on contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Contract liabilities include payments received in advance of performance under the contract and are recognized as revenue when earned under the contract. The Company had no asset impairment charges related to contract assets during each of the three- and nine-month periods ended September 30, 2022 and 2021.

During the three- and nine-month periods ended September 30, 2022, there were no significant changes in the contract assets outside of standard revenue and billing activity.

Revenue recognized during the three- and nine-month periods ended September 30, 2022 that was included in the deferred revenue balance at the beginning of the period was $12,835 and $26,734, respectively.

During the three- and nine-month periods ended September 30, 2022, there were no significant adjustments to revenue arising from performance obligations satisfied or partially satisfied in previous periods.

Performance Obligations

As of September 30, 2022, the aggregate amount of the Company’s performance obligations that are unsatisfied or partially unsatisfied were approximately $221,795, of which a majority are expected to be satisfied within the next three years. The Company excludes from its population of performance obligations contracts with original durations of one year or less, contract renewal periods that renew automatically, and amounts of variable consideration that are allocated to wholly unsatisfied distinct service that forms part of a single performance obligation and meets certain variable allocation criteria.

16. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2022 was less than two percent, primarily as a result of estimated taxable income for the fiscal year-to-date offset by the utilization of net operating loss carryforwards. Tax expense relates to estimated state income taxes and indefinite life intangibles. The limitation on the utilization of net operating losses in the indefinite life period is limited to 80% of taxable income because of provisions in the Tax Cuts and Jobs Act.

17. Segments Information

The Company views its operations and manages its business as one operating segment. Segment information matches the consolidated financial information for the current period and prior periods reported.

18. Related Parties

Series A Preferred Stock

As described in Note 12, the Company sold 1,777,778 shares of Preferred Stock to an entity (the “Buyer”) whose Chief Executive Officer is a member of the Company’s Board of Directors. The Company paid dividends of $1,600 to the Buyer in each of the three-month periods ended September 30, 2022 and 2021, and $4,800 to the Buyer in each of the nine-month periods ended September 30, 2022 and 2021. Additionally, the Company paid management oversight fees of $50 and $150 the Buyer for the three- and nine-month periods ended September 30, 2022, respectively, and $186 to the Buyer for the nine-month periods ended September 30, 2021. There were no management oversight fees due to the Buyer as of September 30, 2022 or December 31, 2021.

Expenses

During April 2022, the Company made a one-time reimbursement of $600 for agreed upon fees and expenses, including legal expenses, to an entity which is a significant stockholder and whose Investment Partner is a member of the Company’s Board of Directors.

19. Subsequent Events

Voya Merger Agreement

On November 1, 2022, the Company, Voya Financial, Inc., a Delaware corporation (“Voya”), and Origami Squirrel Acquisition Corp, a Delaware corporation and a wholly owned subsidiary of Voya (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Voya Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Voya Merger Agreement, Voya will acquire all outstanding shares of the Company for $10.50 per share of common stock in cash, and Merger Sub will merge with and into the Company (the “Voya Merger”), with the Company surviving the Voya Merger as a wholly owned subsidiary of Voya. Each share of our preferred stock issued and outstanding immediately prior to the effective time of the Voya Merger will be converted into the right to receive an amount of cash equal to the Convertible Preferred Liquidation Amount (as such term is defined in the Voya Merger Agreement). The Voya Merger Agreement and the Voya Merger has been unanimously approved by our Board of Directors. The Voya Merger is expected to close in the first quarter of 2023, subject to, among other things, the receipt of approval of the Company’s stockholders and customary closing conditions.

Support Agreements

On November 1, 2022, concurrently with the execution of the Voya Merger Agreement, Voya, Merger Sub and the Company entered into a Support Agreement (each, a “Support Agreement”) with each of BuildGroup, LLC (“BuildGroup”) and Indaba Capital Management, L.P. (“Indaba”) pursuant to which each of BuildGroup and Indaba agreed to, among other things, vote their shares of capital stock of the Company, which together represent approximately 24% of the outstanding voting power of the Company’s capital stock, in favor of the adoption of the Voya Merger.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements related to Voya Financial, Inc.'s proposed acquisition of the Company; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future economic conditions in the United States and the potential impact on our business; statements about our ability to retain and hire necessary associates and appropriately staff our operations; statements about our ability to establish and maintain intellectual property rights; statements related to future capital expenditures; statements as to industry trends; volatility and uncertainty in the global economy and financial markets in light of the evolving COVID-19 pandemic; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Subscription revenue primarily consists of monthly subscription fees paid to us by our employer and health plan customers for access to, and usage of, cloud-based benefits software solutions for a specified contract term. Subscription fees are generally charged based on the number of employees or subscribers with access to the solution. Subscription revenue accounted for approximately 73% and 72% of our total revenue during the three-month period ended September 30, 2022 and 2021, respectively, and approximately 73% and 72% of our total revenue during the nine-month period ended September 30, 2022 and 2021, respectively.

Platform revenue includes Benefit Catalog transactional revenue, which is generated from the value of the policies or products enrolled in through our marketplace. Benefit Catalog revenue from insured products is generally recognized over the policy period of the enrolled products. In arrangements where we sell policies to employees of our customers as the broker, we earn insurance broker commissions. Revenue from insurance broker commissions and Benefit Catalog supplier transactions is generally recognized at the time when open enrollment is complete and the orders for policies are transferred to the supplier. Platform revenue accounted for approximately 10% of our total revenue during each of the three-month periods ended September 30, 2022 and 2021, and approximately 11% of our total revenue during each of the nine-month periods ended September 30, 2022 and 2021.

Our professional services revenue stream is largely derived from the implementation of our customers onto our platform, which typically includes discovery, configuration and deployment, integration, testing, and training. We also provide customer support services and customized media content that supports our customers’ effort to educate and communicate with consumers. Professional services revenue accounted for approximately 17% and 18% of our total revenue during the three-month period ended September 30, 2022 and 2021, respectively, and approximately 17% and 18% of our total revenue during the nine-month period ended September 30, 2022 and 2021, respectively.

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

Recent Developments

On November 1, 2022, the Company, Voya Financial, Inc., a Delaware corporation (“Voya”), and Origami Squirrel Acquisition Corp, a Delaware corporation and a wholly owned subsidiary of Voya (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Voya Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Voya Merger Agreement, Voya will acquire all outstanding shares of the Company for $10.50 per share of common stock in cash, and Merger Sub will merge with and into the Company (the “Voya Merger”), with the Company surviving the Voya Merger as a wholly owned subsidiary of Voya. Each share of our preferred stock issued and outstanding immediately prior to the effective time of the Voya Merger will be converted into the right to receive an amount of cash equal to the Convertible Preferred Liquidation Amount (as such term is defined in the Voya Merger Agreement). The Voya Merger Agreement and the Voya Merger has been unanimously approved by our Board of Directors. The Voya Merger is expected to close in the first quarter of 2023, subject to, among other things, the receipt of approval of the Company’s stockholders and customary closing conditions.

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

Adjusted EBITDA

Adjusted EBITDA represents our losses before net interest, taxes, and depreciation and amortization expense, adjusted to eliminate stock-based compensation; transaction and acquisition-related costs expensed; restructuring costs; impairment of goodwill, intangible assets and long-lived assets; gain or loss on extinguishment of debt; other costs not core to our business; loss on settlement of lawsuits; and, changes in fair value of contingently returnable consideration. Please note that other companies might define their non-GAAP financial measures differently than we do.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(6,986)	$(18,054)	$(21,427)	$(35,171)
Depreciation	2,958	3,615	9,456	10,682
Amortization of software development costs	2,462	2,268	7,280	6,589
Amortization of acquired intangible assets	1,073	568	3,219	1,705
Interest income	(223)	(52)	(307)	(163)
Interest expense	2,918	5,556	7,876	16,757
Income tax expense	49	42	94	125
Stock-based compensation expense	4,218	4,595	10,722	10,494
Transaction and acquisition-related costs expensed	19	80	115	240
Impairment of lease right-of-use assets	-	-	1,769	4,003
Change in fair value of contingently returnable consideration	-	-	(719)	-
Restructuring costs	-	-	1,006	4,127
(Gain) loss on repurchase of convertible senior notes	(1,930)	7,520	(1,930)	7,520
Costs not core to our business	1,171	542	5,926	4,140
Total net adjustments	12,715	24,734	44,507	66,219
Adjusted EBITDA	$5,729	$6,680	$23,080	$31,048

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

Our software services revenue retention rate was approximately 88% and 90% for the three- and nine-month periods ended September 30, 2022, and greater than 95% for each of the three- and nine-month periods ended September 30, 2021. The lower retention rate in 2022 is primarily due to certain health plan customers’ reduction in scope of their engagements with us in the fourth quarter of 2021, which is driving year-over-year revenue decline. Excluding these certain health plan customers, our software revenue retention rate exceeded 93% for the three-month period ended September 30, 2022 and was approximately 95% for the nine-month period ended September 30, 2022. We expect our software revenue retention rate for the full year to return to at or near historical rates.

Contracted Annual Recurring Revenue

Contracted Annual Recurring Revenue (“ARR”) is an indicator of the future trajectory of our recurring revenue. We define Contracted ARR as the annual recurring revenue value under contract with our customers. This is typically the per member or employee recurring fee for use of our products to both Employer and Health Plans and the subscription fees for recurring Professional Services such as our call center. ARR from new customer contracts are included at the time of execution of the contract and ARR from terminated customers are deducted at the time of contract termination. The decline in Contracted ARR at September 30, 2022 as compared to the prior period is due to certain health plan customers’ reduction in scope of their engagements with us.

	As of September 30,
	2022	2021
	(in millions)
Contracted Annual Recurring Revenue	198.8	213.9

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

The decrease in net benefit eligible lives at September 30, 2022 as compared to the prior period is primarily the result of a decline in lives on our platform from certain health plan customers as a result of lowered counts at the time of renewal in 2021.

	As of September 30,
	2022	2021
	(in millions)
Net benefit eligible lives	15.1	16.0

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

The following table sets forth a breakdown of our revenue by stream for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription	$41,248	$44,790	$126,320	$134,716
Platform	5,643	6,157	18,786	19,801
Total software services	$46,891	$50,947	$145,106	$154,517
Professional services	9,299	11,079	28,896	33,476
Total revenue	$56,190	$62,026	$174,002	$187,993

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

Impairment of lease right-of-use assets. Impairment of lease right-of-use assets consists of adjustments to the asset value created by the difference in discounted cash inflows and outflows as described in Note 11 to the financial statements included in this report. During the nine months ended September 30, 2022 and 2021, we recorded impairments related to our sublease agreements for portions of our buildings on our headquarters campus driven by unfavorable market conditions which reduced demand for office space and thus impacted the amount we were able to sublease the space for.

Change in fair value of contingently returnable consideration. Change in fair value of contingently returnable consideration consists of adjustments for assets measured at fair value on a recurring basis using significant unobservable inputs, adjusted for management expectations as the time to settle becomes realizable, as described in Note 5 to the financial statements included in this report. During the three- and nine-month periods ended September 30, 2022, and 2021, we recorded a fair value adjustment related to our acquisition of Tango Health as described in Note 3 to the financial statements included in Part I, Item 1 this report.

Restructuring costs. Restructuring costs are comprised of one-time severance charges, continuation of health benefits and outplacement services. During the nine months ended September 30, 2022, and 2021, we incurred restructuring costs associated with eliminating certain positions in the organization.

Other Income and Expense

Other income and expense consists primarily of interest income and expense, sublease income and gain (loss) on disposal of property and equipment. Interest income represents interest received on our cash and cash equivalents. Interest expense consists of the interest incurred on outstanding convertible debt and lease arrangements.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We incurred minimal income tax expense for the three- and nine-month periods ended September 30, 2022 and 2021.

Results of Operations

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$56,190	$62,026	$174,002	$187,993
Cost of revenue(1)	29,864	31,247	88,845	87,870
Gross profit	26,326	30,779	85,157	100,123
Operating expenses:
Sales and marketing(1)	10,029	12,669	30,596	34,481
Research and development(1)	12,376	11,062	35,782	32,997
General and administrative(1)	10,455	12,156	33,261	35,589
Impairment of lease right-of-use assets	–	–	1,769	4,003
Change in fair value of contingently returnable consideration	–	–	(719)	–
Restructuring costs	–	–	1,006	4,127
Total operating expenses	32,860	35,887	101,695	111,197
Loss from operations	(6,534)	(5,108)	(16,538)	(11,074)
Other income (expense):
Interest income	223	52	307	163
Interest expense	(2,918)	(5,556)	(7,876)	(16,757)
Gain (loss) on repurchase of convertible senior notes	1,930	(7,520)	1,930	(7,520)
Other income	362	120	844	142
Total other expense, net	(403)	(12,904)	(4,795)	(23,972)
Loss before income taxes	(6,937)	(18,012)	(21,333)	(35,046)
Income tax expense	49	42	94	125
Net loss	$(6,986)	$(18,054)	$(21,427)	$(35,171)

(1)
Cost of revenue and operating expenses include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$648	$511	$1,852	$1,475
Sales and marketing	916	963	2,662	2,470
Research and development	752	589	1,766	1,210
General and administrative	1,902	2,532	4,442	5,339

The following table sets forth our consolidated statements of operations data for each of the periods indicated (as a percentage of revenue(1)):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	53.1	50.4	51.1	46.7
Gross profit	46.9	49.6	48.9	53.3
Operating expenses:
Sales and marketing	17.8	20.4	17.6	18.3
Research and development	22.0	17.8	20.6	17.6
General and administrative	18.6	19.6	19.1	18.9
Impairment of lease right-of-use assets	-	-	1.0	2.1
Change in fair value of contingently returnable consideration	-	-	(0.4)	-
Restructuring costs	-	-	0.6	2.2
Total operating expenses	58.5	57.9	58.4	59.1
Loss from operations	(11.6)	(8.2)	(9.5)	(5.9)
Other income (expense):
Interest income	0.4	0.1	0.2	0.1
Interest expense	(5.2)	(9.0)	(4.5)	(8.9)
Gain (loss) on repurchase of convertible senior notes	3.4	(12.1)	1.1	(4.0)
Other income	0.6	0.2	0.5	0.1
Total other expense, net	(0.7)	(20.8)	(2.8)	(12.8)
Loss before income taxes	(12.3)	(29.0)	(12.3)	(18.6)
Income tax expense	0.1	0.1	0.1	0.1
Net loss	(12.4)%	(29.1)%	(12.3)%	(18.7)%

(1)
Rounding may impact the summation of amounts.

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$41,248	73.4%	$44,790	72.2%	$(3,542)	(7.9)%
Platform	5,643	10.0	6,157	9.9	(514)	(8.3)
Total software services	$46,891	83.5%	$50,947	82.1%	$(4,056)	(8.0)%
Professional services	9,299	16.5	11,079	17.9	(1,780)	(16.1)
Total revenue	$56,190	100.0%	$62,026	100.0%	$(5,836)	(9.4)%

(1)
Rounding may impact the summation of amounts.

Subscription revenue declined $3.5 million year-over-year primarily driven by attrition with certain health plan customers who reduced the scope of their engagement with us, partially offset by revenue from Tango Health contracts.

Platform revenue decreased $0.5 million, primarily driven by true-ups to platform revenue in the prior year.

Professional services revenue decreased $1.8 million, primarily due to ongoing customer projects being delivered later in the year and continued lower levels of demand from custom requests from health plan customers.

Cost of Revenue

	Three Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$29,864	53.1%	$31,247	50.4%	$(1,383)	(4.4)%

The decrease in cost of revenue was primarily attributable to a reduction in contractor utilization of $0.5 million and costs driven by a reduction in headcount of $0.5 million. Cost of revenue included $0.6 million and $0.5 million of stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively, and $4.8 million and $5.0 million of depreciation and amortization for the three months ended September 30, 2022 and 2021, respectively.

Gross Profit

	Three Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$28,819	61.5%	$32,163	63.1%	$(3,344)	(10.4)%
Professional services	(2,493)	(26.8)	(1,384)	(12.5)	(1,109)	(80.1)
Gross profit	$26,326	46.9	$30,779	49.6	$(4,453)	(14.5)%

The decrease in software services gross profit was driven by a $4.1 million, or 8.0% decrease in software services revenue driven by lower levels of revenue from new customers and partially offset by a decrease in cost of revenue. The decrease in the software services cost of revenue was primarily driven by decreases in product and computer infrastructure costs. Software services cost of revenue included $0.4 million and $0.3 million of stock-based compensation expense for the three-month periods ended September 30, 2022 and 2021, respectively, and $4.1 million and $4.2 million of depreciation and amortization for the three-month periods ended September 30, 2022 and 2021, respectively.

The decrease in professional services gross profit was driven by a $1.8 million, or 16.1% decrease in professional services revenue and a decrease in professional services cost of revenue of $0.7 million. The decrease in professional services cost of revenue is primarily attributable to a $0.5 million decrease in salary and personnel-related costs. Professional services cost of revenue included approximately $0.2 million of stock-based compensation expense for each of the three months ended September 30, 2022 and 2021. In addition, professional services cost of revenue included $0.7 and $0.8 million of depreciation and amortization for the three-month periods ended September 30, 2022 and 2021, respectively.

Operating Expenses

	Three Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$10,029	17.8%	$12,669	20.4%	$(2,640)	(20.8)%
Research and development	12,376	22.0	11,062	17.8	1,314	11.9
General and administrative	10,455	18.6	12,156	19.6	(1,701)	(14.0)

The decrease in sales and marketing expense was primarily attributable to a $1.5 million decrease in commissions and sales incentives driven by lower revenue and delays in bookings, a $0.9 million decrease in salary and personnel-related costs, and a $0.1 million decrease in professional fees.

The increase in research and development expense was attributable to a $0.6 million increase in third-party software costs, a $0.3 million increase in depreciation and amortization expense, and a $0.7 million increase in salary and personnel-related costs, partially offset by a $0.3 million decrease in contract labor.

The decrease in general and administrative expense was primarily attributable to a $1.0 million decrease in professional fees related to costs incurred associated with securities class action and executive employment agreement legal defense, a $1.9 million decrease in salary and personnel-related costs, partially offset by a $1.1 million increase in costs incurred associated with activist shareholder matters, $0.1 million in contract labor, and $0.2 million for third-party software costs.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Percentage(1)
	(in thousands)
Subscription	$126,320	72.6%	$134,716	71.7%	$(8,396)	(6.2)%
Platform	18,786	10.8	19,801	10.5	(1,015)	(5.1)
Total software services	$145,106	83.4%	$154,517	82.2%	$(9,411)	(6.1)%
Professional services	28,896	16.6	33,476	17.8	(4,580)	(13.7)
Total revenue	$174,002	100.0%	$187,993	100.0%	$(13,991)	(7.4)%
(1)
Rounding may impact the summation of amounts.

Subscription revenue declined $8.4 million year-over-year primarily driven by attrition with certain health plan customers who reduced the scope of their engagement with us, partially offset by revenue from Tango Health contracts.

Platform revenue decreased $1.0 million, primarily driven by accelerated true-ups to platform revenue in the first quarter of 2021, that generally take place later in the year.

Professional services revenue decreased $4.6 million, primarily due to continued lower levels of demand from custom requests from health plan customers.

Cost of Revenue

	Nine Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Cost of revenue	$88,845	51.1%	$87,870	46.7%	$975	1.1%

The increase in cost of revenue was primarily attributable to increased professional fees of $0.4 million, a $0.7 million increase in salary and personnel-related costs primarily due to costs associated with Tango Health, as well as $0.4 million increase in stock-based compensation expense. Cost of revenue included $1.9 million and $1.5 million of stock-based compensation expense for the nine- months ended September 30, 2022 and 2021, respectively and $14.7 million of depreciation and amortization for the each of the nine- months ended September 30, 2022 and 2021, respectively.

Gross Profit

	Nine Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Software services	$90,400	62.3%	$100,245	64.9%	$(9,845)	(9.8)%
Professional services	(5,243)	(18.1)	(122)	(0.4)	(5,121)	4197.5
Gross profit	$85,157	48.9	$100,123	53.3	$(14,966)	(14.9)

The decrease in software services gross profit was driven by a $9.4 million, or 6.1% decrease in software services revenue and by an increase in cost of revenue of $0.4 million. The increase in the software services cost of revenue was driven by increases in labor costs and Tango Health. Software services cost of revenue included $1.1 million and $0.8 million of stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively, and $12.5 million and $12.4 million of depreciation and amortization for the nine months ended September 30, 2022 and 2021, respectively.

The decrease in professional services gross profit was driven by a $4.6 million, or 13.7% decrease in professional services revenue and an increase in professional services cost of revenue of $0.5 million. The increase in professional services cost of revenue is primarily attributable to a $0.5 million increase in ACA fulfillment expenses. Professional services cost of revenue included approximately $0.8 million and $0.7 million of stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively. In addition, professional services cost of revenue included $2.2 million and $2.3 million of depreciation and amortization in the nine-month periods ended September 30, 2022 and 2021, respectively.

Operating Expenses

	Nine Months Ended September 30,
	2022		2021
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands)
Sales and marketing	$30,596	17.6%	$34,481	18.3%	$(3,885)	(11.3)%
Research and development	35,782	20.6	32,997	17.6	2,785	8.4
General and administrative	33,261	19.1	35,589	18.9	(2,328)	(6.5)
Impairment of lease right-of-use assets	1,769	1.0	4,003	2.1	(2,234)	(55.8)
Change in fair value of contingently returnable consideration	(719)	(0.4)	-	0.0	(719)	(100.0)
Restructuring costs	1,006	0.6	4,127	2.2	(3,121)	(75.6)

The $3.9 million decrease in sales and marketing expense was primarily attributable to decreases in commissions and sales incentives as a result of delays in bookings.

Research and development expense increased $2.8 million primarily due to a $1.6 million increase in third-party software costs, $1.0 million increase in salary and personnel-related costs, and a $1.0 million increase in depreciation and amortization expense, partially offset by a $0.6 million decrease in contract labor usage.

The decrease in general and administrative expense was primarily attributable to a $4.3 million decrease in professional fees related to costs incurred associated with securities class action and executive employment agreement legal defense and a $1.6 million decrease in salary and personnel-related costs and contract labor, partially offset by a $2.2 million increase in costs incurred associated with activist shareholder matters, as well as an increase of $1.1 million related to insurance and third-party software costs.

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

During the nine months ended September 30, 2022, there were no material changes to our accounting policies that are critical to the process of making significant judgements and estimates in the preparation of our consolidated financial statements, which are disclosed in our Annual Report on Form 10-K, as amended for the year ended December 31, 2021 except for convertible debt accounting, which changed in connection with the adoption of Accounting Standards Update (“ASU”) 2020-06 on January 1, 2022 described under the heading “Recently Adopted Accounting Standards” at the end of Note 2 to the financial statements included in Part I, Item 1 in this report.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, our primary sources of liquidity were our cash and cash equivalents totaling $55.1 million, $27.6 million in accounts receivables, net of allowances, the remaining $15.0 million of our Revolving Credit Facility, and $13.0 million of our Term Facility, the terms of which are described in Note 9 to the financial statements included in Part I, Item 1 in this report.

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

Operating and Capital Expenditure Requirements and Contractual Obligations

There have been no material changes to our operating and capital expenditure requirements and contractual obligations during the nine-months ending September 30, 2022.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates, which may rise in the current economic environment. Borrowings under our long-term debt bear interest at rates that are variable. Increases in the SOFR Rate would increase the long-term debt.

Interest Rate Sensitivity

We are subject to variable interest rate risk in connection with borrowings under the Credit Agreement. At September 30, 2022, we had $112.0 million outstanding under the Term Facility. As a result, each change of one percentage point in interest rates would result in an approximate $1.1 million change in our annual interest expense on our outstanding borrowings at September 30, 2022. Any debt we incur in the future may also bear interest at variable rates.

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

Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2022 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2022.

(b) Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting occurred during the most recent fiscal quarter with respect to our operations, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for such additional information and the risk factors set forth below, we believe that our risk factors have not changed materially from those described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 4, 2022, as amended on May 2, 2022. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 4, 2022, as amended on May 2, 2022.

The risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended, and information provided elsewhere in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties that are not currently known or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for such additional information and the risk factors set forth below, we believe there have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended.

The consummation of the Voya Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Voya Merger Agreement may be terminated and the Voya Merger may not be completed within the expected timeframe or at all.

The consummation of the Voya Merger is subject to various customary conditions, including, among others, (i) the adoption of the Voya Merger Agreement by holders of a majority of the outstanding common stock and preferred stock (voting as a single class with the shares of common stock, on an as-converted basis) entitled to vote on such matters at the Company’s shareholders meeting and who are present at the shareholders meeting, in person or by proxy, (ii) the statutory waiting period (and any extensions thereof) applicable to the consummation of the transactions contemplated by the Voya Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if applicable, any contractual waiting periods under any timing agreements in connection therewith will have expired or been earlier terminated (collectively, “HSR Approval Condition”), (iii) no governmental entity will have enacted or enforced any law or order that is in effect and prevents the consummation of the transactions contemplated by the Voya Merger Agreement and (iv) the absence of a Material Adverse Effect (as defined in the Voya Merger Agreement). The obligation of each party to consummate the Voya Merger is also conditioned on the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s compliance, in all material respects, with its covenants and agreements under the Voya Merger Agreement. The Voya Merger is not subject to a financing condition.

The failure to satisfy all of the required conditions could delay the completion of the Voya Merger by a significant period of time or prevent it from occurring, which could result in adverse consequences to the Company.

If the Voya Merger is not completed within the expected timeframe or at all, the ongoing and future business and the financial results of the Company could be adversely affected and the Company will be subject to a variety of risks, possible consequences and business uncertainties associated with the failure to complete the Voya Merger within the expected timeframe or at all, including the following: (i) upon termination of the Voya Merger Agreement under specified circumstances, the Company is required to pay Voya a termination fee of $14,000,000; (ii) the Company will incur substantial transaction fees and costs (including non-recurring transaction fees), including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Voya Merger closes; (iii) under the Voya Merger Agreement, the Company is subject to certain customary restrictions on the conduct of its business prior to the closing of the Voya Merger, which may adversely affect its ability to execute certain of its business strategies, undertake capital projects, pursue significant financing transactions or take other certain actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue; and (iv) the proposed Voya Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company as an independent company.

If the Voya Merger is not completed within the expected timeframe or at all, these risks could materially affect the Company and its stock price, including to the extent that the current market price of the Company’s common stock is positively affected by a market assumption that the Voya Merger will be completed within the expected timeframe or at all.

We may experience negative reactions from our customers, vendors and employees and be limited in our ability to take certain actions in connection with the pending Voya Merger.

In connection with the pending Voya Merger, some customers, vendors, or employees of the Company or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company, regardless of whether the Voya Merger is completed. In addition, the pendency of the Voya Merger may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.

In addition, as a result of the Voya Merger, current and prospective employees could experience uncertainty about their future with the Company. These uncertainties may impair the Company’s ability to retain, recruit or motivate key management and other personnel.

The termination fee and customary restrictions on solicitation contained in the Voya Merger Agreement may discourage other companies from trying to acquire us.

The Voya Merger Agreement contains customary "no-shop" restrictions pursuant to which, among other things, the Company is prohibited from initiating, soliciting, causing, proposing or knowingly encouraging, assisting or facilitating any alternative acquisition proposals or from providing non-public information regarding the Company to and engaging in any discussions or negotiations with third parties regarding alternative acquisition proposals, subject to certain limited exceptions. The Voya Merger Agreement also contains certain termination rights, including, but not limited to, the right of the Company to terminate the Voya Merger Agreement to accept a Superior Proposal (as defined in the Voya Merger Agreement), subject to and in accordance with the terms and conditions of the Voya Merger Agreement, and provides that, upon termination of the Voya Merger Agreement by the Company to enter into an alternative acquisition agreement with respect to a Superior Proposal, the Company will be required to pay Voya a termination fee of $14,000,000 in cash. While the Company believes these provisions are reasonable, customary and not preclusive of other offers, the termination fee and restrictions regarding solicitation contained in the Voya Merger Agreement may discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than Voya has offered in the Voya Merger.

Litigation against us, Voya, or the members of our or Voya's respective boards of directors, could prevent or delay the completion of the Voya Merger or result in the payment of damages following completion of the Voya Merger and incurrence of other costs and expenses.

It is possible that lawsuits may be filed by the Company’s stockholders challenging the Voya Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending or settling these claims or any other liabilities that may be incurred in connection with the litigation of these claims. These lawsuits, including if plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Voya Merger on the agreed-upon terms, may delay the consummation of the Voya Merger in the expected timeframe, or may prevent the Voya Merger from being consummated at all. This type of litigation can also result in significant costs, including the possibility of payment of damages following the completion of the Voya Merger, and divert management’s attention and resources from the closing of the Voya Merger and ongoing business activities, all of which could adversely affect the operations of the Company.

If the Voya Merger is not consummated by April 30, 2023, or, subject to the satisfaction of certain conditions, June 30, 2023, the Voya Merger Agreement may be terminated, and the Company will have incurred significant costs, diverted significant management focus and foregone strategic opportunities.

Either the Company or Voya may terminate the Voya Merger Agreement if the Voya Merger has not been consummated by April 30, 2023, provided that such date may be extended by either party to a date not beyond June 30, 2023, if, as of April 30, 2023, all conditions to the closing of the Voya Merger are satisfied or waived (except for those conditions that by their nature are to be satisfied at closing) other than the HSR Approval Condition. However, this termination right will not be available to a party if that party breached in any material respect any covenant or agreement set forth in the Voya Merger Agreement and such breach shall have proximately caused, or primarily resulted in, the failure to consummate the Voya Merger on or prior to April 30, 2023 or June 30, 2023 (as applicable). In the event the Voya Merger Agreement is terminated by either party due to the failure of the Voya Merger to close by April 30, 2023 or June 30, 2023 (as applicable), the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Voya Merger.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Company

Set forth below is a summary of the shares repurchased by the Company during the three months ended September 30, 2022 (in thousands):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
Stock Repurchase Program(1)				$10,333

(1)
During the three months ended September 30, 2022, there were no purchases of shares of common stock under the Company’s stock repurchase program, which was announced March 3, 2020, for the potential repurchase of up to $20,000 of the Company’s outstanding common stock.

Item 6. EXHIBITS.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

10.1	Credit Agreement, dated August 17, 2022, by and among Benefitfocus, Inc., Benefitfocus.com, Inc., BenefitStore, LLC, JPMorgan Chase, N.A., as administrative agent, and the lenders from time to time party thereto.	8-K	000-36061	10.1	August 18, 2022

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

32.1	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__	__	__	Filed herewith

101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document.	__	__	__	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	__	__	__	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	__	__	__	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	__	__	__	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	__	__	__	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	__	__	__	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	__	__	__	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2022

Benefitfocus, Inc.

By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer
(Principal financial and accounting officer)